Form 10QSB
period 2006-11-30
Buckingham Exploration Inc.
filed 2007-02-06
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-137978

BUCKINGHAM EXPLORATION INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1978 Vine Street, Suite 502	V6K 4S1
Vancouver, British Columbia, Canada
(Address of principal executive offices)	(Zip Code)

(604) 737 0203
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90
days. [X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [   ] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections
12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. [   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 5, 2007, the registrant’s outstanding common stock consisted of 24,647,250 shares.

PART I – Financial Information

ITEM 1. Financial Statements

The unaudited financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
November 30, 2006
(unaudited)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	November 30,	May 31,
	2006	2006
	$	$

ASSETS
Current Assets
Cash	2,304	13,837
Other receivables (Note 4(a))	2,182	–
Total Assets	4,486	13,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	8,480	–
Accrued liabilities (Note 4(b))	9,603	1,114
Due to related parties (Notes 5(b) and (c))	10,410	6,589
Total Liabilities	28,493	7,703
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	–	–
Common Stock, 80,000,000 shares authorized, $0.0001 par value
24,527,250 and 22,000,000 shares issued and outstanding, respectively	2,453	2,200
Additional Paid-in Capital	252,472	–
Common Stock Subscribed (Note 6(a))	–	10,350
Deficit Accumulated During the Exploration Stage	(278,932)	(6,416)
Total Stockholders’ Equity (Deficit)	(24,007)	6,134
Total Liabilities and Stockholders’ Equity (Deficit)	4,486	13,837

(The Accompanying Notes are an Integral Part of These Financial Statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated			For the Period
	From	For the	For the	From
	April 4, 2006	Three months	Six months	April 4, 2006
	(Date of Inception)	Ended	Ended	(Date of Inception)
	to November 30,	November 30,	November 30,	to May 31,
	2006	2006	2006	2006
	$	$	$	$

Revenue	–	–	–	–

Expenses

General and administrative (Note 5)	24,202	9,428	22,594	1,608
Impairment of mineral property costs (Note 3)	200,000	–	200,000	–
Mineral property costs	2,392	–	2,392	–
Professional fees	52,875	22,642	48,067	4,808

Total Expenses	279,469	32,070	273,053	6,416

Other Income

Interest Income	537	224	537	–

Net Loss	(278,932)	(31,846)	(272,516)	(6,416)

Net Loss Per Share – Basic and Diluted		–	(0.01)	–

Weighted Average Shares Outstanding		22,000,000	23,684,000	8,351,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated		For the Period
	From	For the	From
	April 4, 2006	Six months	April 4, 2006
	(Date of Inception)	Ended	(Date of Inception)
	To November 30,	November 30,	to May 31,
	2006	2006	2006
	$	$	$

Operating Activities
Net loss for the period	(278,932)	(272,516)	(6,416)
Adjustments to reconcile net loss to net cash used by
investing activities:
Impairment of mineral property costs	200,000	200,000	–
Changes in operating assets and liabilities
Accounts receivable	(2,182)	(2,182)	–
Accounts payable and accrued liabilities	18,083	16,969	1,114
Due to related parties	5,410	3,821	1,589
Net Cash Used In Operating Activities	(57,621)	(53,908)	(3,713)
Financing Activities
Advances from related party	5,000	–	5,000
Proceeds from common stock subscriptions	–	(10,350)	10,350
Proceeds from the issuance of common stock	54,925	52,725	2,200
Net Cash Provided by Financing Activities	59,925	42,375	17,550
(Decrease) Increase In Cash	2,304	(11,533)	13,837
Cash - Beginning of Period	–	13,837	–
Cash - End of Period	2,304	2,304	13,837

Non-Cash Investing and Financing Activities:
Common shares issued for mineral property acquisition	200,000	200,000	–
Supplemental Disclosures
Interest paid	19	19	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2006
(unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2006, the Company has a working capital deficit of $24,007 and accumulated losses of $278,932 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 12, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 22, 2006, to register 3,047,250 shares of common stock for sale by the Company at $0.20 per share for gross proceeds of $609,450.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is May 31.

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2006

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006 and May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on April 4, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	h)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	i)	Financial Instruments

The fair value of financial instruments, which include cash, prepaid expenses, accounts payable, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

	j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2006

2.	Summary of Significant Accounting Policies (continued)

l)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2006

3.	Mineral Property Costs

On August 8, 2006, the Company acquired a 100% interest in two mineral claims located in the Northwest Territories for consideration of $45,125 (CDN$50,000), which is due on or before February 1, 2007, and 2,000,000 common shares, with a fair value of $200,000. The mineral claims are subject to a 2% net smelter return. The Company has the option to acquire up to an additional 1% of the net smelter royalty for proceeds of $902,500 throughout the life of the agreement. As at November 30, 2006, the Company has issued the 2,000,000 common shares and on January 19, 2007, the Company paid the $45,125. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $200,000 of mineral property acquisition costs as at November 30, 2006.

4.	Balance Sheet Details

a)	Other receivables represents $2,182 owing from Canada Revenue Agency for refund of general sales tax (“GST”).

b)	Accrued liabilities of $9,603 (May 31, 2006 - $1,114) comprise of amounts owing for profession fees.

5.	Related Party Transactions

a)

During the six month period ended November 30, 2006, the Company recognized a total of $3,000 (May 31, 2006 - $1,000) for management services at $500 per month provided by the President of the Company, and $1,500 (May 31, 2006 - $500) for rent at $250 per month provided by Hagensborg Foods Ltd. (“Hagensborg”), a company with a common director.

b)

At November 30, 2006, the Company is indebted to the President of the Company for $8,410 (May 31, 2006 - $6,089), representing expenses paid on behalf of the Company. This amount is unsecured, non-interest bearing and has no repayment terms.

	c)	At November 30, 2006, the Company is indebted to Hagensborg for $2,000 (May 31, 2006 - $500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

6.	Common Stock

a)

On July 1, 2006, the Company issue 527,250 shares of common stock at a price of $0.10 per share for cash proceeds of $52,725. A total of $10,350 representing share subscriptions of 103,500 common shares were received as of May 31, 2006.

b)

On August 8, 2006, the Company issued 2,000,000 shares of common stock with a fair value of $200,000 for the acquisition of two mineral property claims in the Northwest Territories, as described in Note 3.

7.	Subsequent Event

On January 19, 2007, the Company paid $45,125 (CDN $50,000) as the final payment for the acquisition of the two mineral claims in the Northwest Territories, as disclosed in Note 3.

ITEM 2. Management Discussion and Analysis of Financial Condition / Plan of Operations

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

We were incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We do not have any subsidiaries.

We are an exploration stage company. We have only recently begun our current operations. We have not yet earned any revenues and have had operational losses to date, as well as an accumulated shareholder deficit. As of November 30, 2006, we had net losses since inception in the amount of $278,932. We do not expect to generate revenues in the next two years. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claim.

On December 22, 2006 we filed a registration statement on Form SB-2. We have engaged Spartan Securities Group, Ltd. for sponsorship of our securities on the OTC Bulletin Board. However, there is no assurance that we can be traded on the OTC Bulletin Board. The NASD, which regulates the OTC Bulletin Board, has applied to the SEC to allow additional restrictions and requirements upon the part of OTC Bulletin Board securities. We cannot assure that we will meet these requirements.

On January 19, 2007 we paid approximately $45,125 to complete the purchase of the Simpson Island Property. We obtained 100% of the right, title and interest, subject to a 2% smelter return, to two mineral claims on the Simpson Island Property. On August 8, 2006, we issued 2,000,000 common shares as part of the payment. We do not need an exploration license from the Northwest Territories for our preliminary exploration on the Simpson Island Property, because we own the property. However, if we decide to do a big drilling program on the property, we have to apply for the additional permission. We intend to acquire the exploration permission at a later stage.

We plan to undertake exploration of the Simpson Island Property starting April 2007. We anticipate that we will require additional financing in order to pursue full exploration of the property. We do not have sufficient financing to undertake full exploration of our mineral claim at present and there is no assurance that we will be able to obtain the necessary financing. Our exploration program is preliminary in nature in that its completion will not result in a determination that the mineral property contains commercially exploitable quantities of mineralization. There is no assurance that a commercially viable mineral deposit exists on the Simpson Island Property. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of the Simpson Island Property is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on the mineral property.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will also be dependent on future additional financing in order to maintain our operations and continue our exploration activities. Therefore, there is substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Description of Property

Our principal offices are located at1978 Vine Street, Suite 502, Vancouver, British Columbia, Canada, V6K 4S1. Our telephone number is (604) 737 0203.

We have 100% of the right, title and interest, subject to a 2% smelter return, to two mineral claims on the Simpson Island Property located in the Northwest Territories, Canada. Two mineral claims are located 68 miles southeast of Yellowknife, NT.

Claim #	Name	NTS	Recorded	Anniversary	Acres
F91918	U308 1	85H15	24-June-05	24-June-07	2,582.5
F91917	U308 2	85H15/85H10	24-June-05	24-June-07	2,582.5

Results of Operations for the Three Months ended November 30, 2006, for the Six Months ended November 30, 2006 and for the Period from April 4, 2006 (Date of Inception) to November 30, 2006

Since our inception on April 4, 2006 to November 30, 2006, we did not generate any revenues. For the three months ended November 30, 2006 we incurred a net loss of $31,846. For the six months ended November 30, 2006 we incurred a net loss of $272,516. From April 4, 2006 (Date of Inception) to November 30, 2006, we incurred a net loss of $278,932. Our net loss per share was $nil for the three months ended November 30, 2006 and $0.01 for the six months ended November 30, 2006. From April 4, 2006 (Date of Inception) to November 30, 2006, our net loss per share was $nil.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we are presently engaged in the exploration of our mineral properties. We anticipate that we will incur substantial losses over the next two years.

Our total expenses were $32,070 for the three months ended November 30, 2006, including $22,642 in professional fees and $9,428 in general and administrative fees. Our total expenses for the six months ended November 30, 2006 were $273,053, including $48,067 in professional fees, $2,392 in mineral property costs, $200,000 in impairment of mineral property costs and $22,594 in general and administrative fees. From April 4, 2006 (Date of Inception) to November 30, 2006, we incurred total expenses of $279,469.

Our professional fees of $22,642 for the three months ended November 30, 2006 consisted primarily of legal, accounting and auditing fees. Our professional fees were $48,067 for the six months ended November 30, 2006. From April 4, 2006 (Date of Inception) to November 30, 2006, our professional costs totaled $52,875.

Our mineral property costs were $nil for the three months ended November 30, 2006. Our mineral property costs of $2,392 for the six months ended November 30, 2006 consisted of amounts paid to our geologist. From April 4, 2006 (Date of Inception) to November 30, 2006, our mineral property costs were $2,392.

We incurred impairment of mineral property costs of $nil for the three months ended November 30, 2006 and $200,000 for the six months ended November 30, 2006 and for the period from April 4, 2006 (Date of Inception) to November 30, 2006. We recognized impairment of mineral property costs of $200,000, since we issued 2,000,000 common shares of us, with a fair value of $200,000, to acquire 100% interest in the Simpson Island Property and it has not yet been determined whether there are proven or probable reserves on the property.

Our general and administrative fees for the three months ended November 30, 2006 were $9,428. Our general and administrative fees for the six months ended November 30, 2006 were $22,594. Our general and administrative expenses consist of marketing and promotion, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, and office supplies. From April 4, 2006 (Date of Inception) to November 30, 2006, we incurred total general and administrative expenses of $24,202.

Plan of Operation

We plan to carry out a two-stage exploration program on the Simpson Island Property. Stage one we plan will consist of re-locating and re-sampling old workings associated with a detailed radiometric survey over known showings. Stage one is expected to cost $104,000. Stage two will consist of 3,500 feet of diamond drilling to test for mineralization at depth and is expected to cost $252,000.

Stage 1 Budget

Project manager, 18 days @ $600/day	$10,200
Geologist, 15 days @ $500/day	7,500
2 assistants, 2 x 15 days @ $250/day	7,500
Cook first aid, 15 days @ $300/day	4,500
Geophysical operator 15 days @ $400/day	6,000
Geophysical equipment rental 15 days @ $50/day	750
Camp rental materials and supplies	21,500
Flights for Yellowknife to Site 5x $2750 each trip.	13,750
Food, 80 person-days @ $35	2,800
Assays, 200 31 element ICP @ $25.50	5,100
Assays, 100 pulp+ metallics @ $52.50	5,250
Report Writing	4,500
Miscellaneous supplies	5,000
94,600
10% contingencies	9,460

Phase 1 Total	$104,060

Stage 2 Budget

Stage two will consists of a drilling areas of interest.
Diamond Drilling, 3,500 feet @ $72/foot all-inclusive	$252,000

All of our exploration programs are preliminary in nature in that their completion will not result in a determination that our property contains commercially exploitable quantities of mineralization. Our management estimates that if the mineral claims on which we have 100% interest do have commercially exploitable quantities of mineralization, it will cost us more in exploration expenses and take us until the summer of 2008 to make such a determination.

We anticipate that we can start the stage one on April 2007 and the stage two on August 2007 or Spring 2008. We plan to complete our exploration programs within the periods specified below. However, our exploration program may delay due to various factors beyond our control.

The anticipated timetable and estimated costs for the next 12 months (beginning April 2007) are as follows:

Estimated Completion Date	Description	Estimated Costs
Summer or Fall 2007	Stage one of Exploration on the Simpson Island Property	$104,000
Fall 2007 or Summer 2008	Stage two of Exploration on the Simpson Island Property	$252,000
Fall 2008	Acquisition of Mining License	$ 100
12 months	Professional Fees	$ 60,000
12 months	Transfer Agent Fees	$ 3,000
12 months	Consulting expenses	$ 50,000
12 months	General and Administrative Expenses	$ 11,500
	Total	$480,600

At present, our cash requirements for the next twelve months outweigh the funds available to maintain current operations. Our independent accountants, in their report accompanying our audited financial statements, have stated that there is substantial doubt about our ability to continue as a going concern.

In order to fully carry out our business plan, we need an additional $478,000 of financing for the next 12 months. From April to September 2007, we intend to approach market makers and brokerages for additional financing. We plan to raise $478,000 by private placements, a public offering or shareholder loans until more financing is available.

There is no assurance we will be successful in our efforts to secure additional equity or debit financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to our exploration program and our continued development and then we may have to cease our operations.

If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Liquidity and Capital Resources

As of November 30, 2006, we had a working capital deficit of $24,007. Our accumulated deficit was $278,932 as at November 30, 2006. Our net loss of $278,932 from April 4, 2006 (Date of Inception) to November 30, 2006 was mostly funded by our equity financing. During the six months ended November 30, 2006, we raised $52,725 in equity finance and $54,925 for the period from April 4, 2006 (Date of Inception) to November 30, 2006. The decrease in cash during the six months ended November 30, 2006 was $11,533.

We used net cash of $53,908 in operations for the six months ended November 30, 2006. During the six months ended November 30, 2006, our monthly cash requirement was approximately $9,000 in operating activities. We currently do not have any investing activities. As of November 30, 2006, we had cash of $2,304, which will not cover our costs even for one month according to our current monthly burn rate.

We anticipate that after April 2007 our monthly expenses will increase to $40,000, which includes $1,000 monthly for general and administrative expenses, $4,000 monthly for consulting fees, $5,000 monthly for professional fees and $30,000 monthly for exploration costs.

Of the $484,000 we need for the next 12 months, we had $2,304 in cash or cash equivalents as of November 30, 2006. The balance of our cash requirements for the next 12 months (approximately $478,000) we intend to raise from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $478,000, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may have to cease operations.

Employees

As of February 5, 2007, we have no part time or full time employees. Our sole director and President works part time as independent contractor and works in the areas of business development and management. He currently contributes approximately 10 hours a week to Buckingham. We currently engage independent contractors in the areas of accounting, geologist services and legal services. We plan to engage independent contractors in the areas of consulting, marketing, accounting, bookkeeping and other services.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception. Our planned expenditures on our exploration program are summarized above under the section of this quarterly report entitled “Plan of Operations.”

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Buckingham and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Certain Relationships and Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Known Material Trends and Uncertainties

As of November 30, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  continue our equity financing by private placements or a public offering;
  raise capital by loans; and
  negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Mineral Property Costs

Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over our estimated fair value.

Financial Instruments

The fair value of financial instruments, which include cash, accrued liabilities and due to related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk.

ITEM 3. Control and Procedures

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – Other Information

ITEM 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. Unregistered Sales of Equity Securities

From August 31 to November 30, 2006, we have completed the following sale of unregistered securities.

On September 28, 2006, we issued 120,000 shares of common stock as compensation for services of our transfer agent, Island Capital Management LLC dba Island Stock Transfer. The shares issued to our transfer agent, US shareholder, were exempt from registration pursuant to Section 4(2) of the Securities Act.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, the transaction was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote Security Holders

None

ITEM 5. Other Information

On August 8, 2006, we entered into an agreement with Elite Vantage Development Limited, in Hong Kong, and Henry Tam (the "Vendors") to purchase 100% of the right, title and interest, subject to a 2% smelter return, to a mineral claim on the Simpson Island Property. Pursuant to the agreement, we agreed to issue 2,000,000 of our common shares and pay approximately $45,125 to the owners of the mineral claim. On August 8, 2006, we issued 2,000,000 common shares as payment, 1,000,000 each to Elite Vantage and Henry Tam. On January 25, 2007, we paid $45,125 to complete the purchase of the mineral claim.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc.
(Registrant)

/s/ Robin Relph
Date: February 5, 2007	Robin Relph
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer