Form 10QSB/A
period 2006-11-30
Buckingham Exploration Inc.
filed 2007-03-30
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB /A

Amendment #1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). [X] Yes [   ] No

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

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

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

Buckingham Exploration Inc.
(Registrant)

/s/ Robin Relph
Date: March 29 , 2007	Robin Relph
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer