Form 10QSB/A
period 2006-11-30
Buckingham Exploration Inc.
filed 2007-04-17
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

Amendment #2

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
	(Restated
	Note 8)
ASSETS
Current Assets
Cash	2,304	13,837
Other receivables (Note 4(a))	2,182	–
Total Assets	4,486	13,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	7,077	–
Accrued liabilities (Note 4(b))	9,603	1,114
Due to related parties (Notes 5(b) and (c))	10,410	6,589
Total Liabilities	27,090	7,703
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	–	–
Common Stock, 80,000,000 shares authorized, $0.0001 par value
24,647,250 and 22,000,000 shares issued and outstanding, respectively	2,465	2,200
Additional Paid-in Capital	264,460	–
Common Stock Subscribed (Note 6(a))	–	10,350
Deficit Accumulated During the Exploration Stage	(289,529)	(6,416)
Total Stockholders’ Equity (Deficit)	(22,604)	6,134
Total Liabilities and Stockholders’ Equity (Deficit)	4,486	13,837

(The Accompanying Notes are an Integral Part of These Financial Statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated			For the Period
	From	For the	For the	From
	April 4, 2006	Three months	Six months	April 4, 2006
	(Date of Inception)	Ended	Ended	(Date of Inception)
	to November 30,	November 30,	November 30,	to May 31,
	2006	2006	2006	2006
	$	$	$	$
	(Restated	(Restated	(Restated
	Note 8)	Note 8)	Note 8)

Revenue	–	–	–	–

Expenses

General and administrative (Note 5)	34,799	20,025	33,191	1,608
Impairment of mineral property costs (Note 3)	200,000	–	200,000	–
Mineral property costs	2,392	–	2,392	–
Professional fees	52,875	22,642	48,067	4,808

Total Expenses	290,066	42,667	283,650	6,416

Other Income

Interest Income	537	224	537	–

Net Loss	(289,529)	(42,443)	(283,113)	(6,416)

Net Loss Per Share – Basic and Diluted		–	(0.01)	–

Weighted Average Shares Outstanding		22,082,000	23,725,000	8,351,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated		For the Period
	From	For the	From
	April 4, 2006	Six months	April 4, 2006
	(Date of Inception)	Ended	(Date of Inception)
	To November	November 30,	to May 31,
	30,
	2006	2006	2006
	$	$	$
	(Restated	(Restated
	Note 8)	Note 8)
Operating Activities
Net loss for the period	(289,529)	(283,113)	(6,416)
Adjustments to reconcile net loss to net cash used by
operating activities:
Impairment of mineral property costs	200,000	200,000	–
Stock-based compensation	12,000	12,000

Changes in operating assets and liabilities
Accounts receivable	(2,182)	(2,182)	–
Accounts payable and accrued liabilities	16,680	15,566	1,114
Due to related parties	5,410	3,821	1,589
Net Cash Used In Operating Activities	(57,621)	(53,908)	(3,713)
Financing Activities
Advances from related party	5,000	–	5,000
Proceeds from common stock subscriptions	–	(10,350)	10,350
Proceeds from the issuance of common stock	54,925	52,725	2,200
Net Cash Provided by Financing Activities	59,925	42,375	17,550
(Decrease) Increase In Cash	2,304	(11,533)	13,837
Cash - Beginning of Period	–	13,837	–
Cash - End of Period	2,304	2,304	13,837

Non-Cash Investing and Financing Activities:
Common shares issued for mineral property acquisition	200,000	200,000	–
Supplemental Disclosures
Interest paid	19	19	–
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2006, the Company has a working capital deficit of $22,604 and accumulated losses of $289,529 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	c)	On September 28, 2006, the Company issued 120,000 shares of common stock with a fair value of $12,000 for transfer agent services.

7.	Subsequent Event

On January 19, 2007, the Company paid $45,125 (CDN $50,000) as the final payment for the acquisition of the two mineral claims in the Northwest Territories, as disclosed in Note 3.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2006
(unaudited)

8.	Restatement

The Company has restated its financial statements as at November 30, 2006 and for the periods ended November 30, 2006. The financial statements have been restating to reflect the issuance of 120,000 shares of common stock at the fair value of $12,000 for transfer agent services and the reversal of general and administrative expenses of $1,403 recorded in error. The effect of the restatement is to increase net loss by $10,597 for the three month and six month periods ended November 30, 2006, and from April 4, 2006 (date of inception) to November 30, 2006. Net loss per share was unchanged for each of the respective periods ended November 30, 2006,

a)	Balance Sheet

	As At November 30, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Current Liabilities
Accounts payable	8,480	(1,403)	7,077
Total Liabilities	28,493	(1,403)	27,090
Stockholder’s Equity (Deficit)
Common Stock	2,453		122,465
Additional Paid-in Capital	252,472	11,988	264,460
Deficit Accumulated During the Exploration Stage	(278,932)	(10,597)	(289,529)
Total Stockholders’ Equity (Deficit)	(24,007)	1,403	(22,604)

b)	Statements of Operations

	Accumulated from April 4, 2006
	(Date of Inception) to November 30, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Expenses
General and administrative	24,202	10,597	34,799
Total Expenses	279,469	10,597	290,066
Net Loss	(278,932)	(10,597)	(289,529)

	For the Three Months ended
	November 30, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Expenses
General and administrative	9,428	10,597	20,025
Total Expenses	32,070	10,597	42,667
Net Loss	(31,846)	(10,597)	(42,443)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
November 30, 2006
(unaudited)

8.	Restatement (continued)

	For the Six Months ended
	November 30, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Expenses
General and administrative	22,594	10,597	33,191
Total Expenses	273,053	10,597	283,650
Net Loss	(272,516)	(10,597)	283,113

c)	Statement of Cash Flows

	Accumulated from April 4, 2006
	(Date of Inception) to November 30, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Operating Activities
Net loss for the period	(278,932)	(10,597)	(289,529)
Stock-based compensation	–	12,000	12,000
Accounts payable and accrued liabilities	18,083	(1,403)	16,680

	For the Six Months ended
	November 30, 2006
	As Reported	Adjustment	As Restated
	$	$	$
Operating Activities
Net loss for the period	(272,516)	(10,597)	(283,113)
Stock-based compensation	–	12,000	12,000
Accounts payable and accrued liabilities	16,969	(1,403)	15,566

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

Restatement

We restated our financial statements as at November 30, 2006 to reflect the issuance of 120,000 shares of our common stock at the fair value of $12,000 to the transfer agent and the reversal of general and administrative expenses of $1,403 recorded in error. This adjustment resulted in a corresponding increase in general and administrative expenses and net loss of $10,597, and a corresponding decrease in accounts payable of $10,597. For the six months ended November 30, 2006, our general and administrative expenses were $33,191 and our net loss was $283,113. As of November 30, 2006 our accounts payable was $7,077.

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

We have not yet earned any revenues and have had operational losses to date, as well as an accumulated shareholder deficit. As of November 30, 2006, we had net losses since inception in the amount of $289,529. We do not expect to generate revenues in the next two years. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claim.

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

Results of Operations for the Three Months ended November 30, 2006, for the Six Months ended November 30, 2006 and for the Period from April 4, 2006 (Date of Inception) to November 30, 2006

Since our inception on April 4, 2006 to November 30, 2006, we did not generate any revenues. For the three months ended November 30, 2006 we incurred a net loss of $42,443. For the six months ended November 30, 2006 we incurred a net loss of $283,113. From April 4, 2006 (Date of Inception) to November 30, 2006, we incurred a net loss of $289,529. Our net loss per share was $nil for the three months ended November 30, 2006 and $0.01 for the six months ended November 30, 2006. From April 4, 2006 (Date of Inception) to November 30, 2006, our net loss per share was $nil.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we are presently engaged in the exploration of our mineral properties. We anticipate that we will incur substantial losses over the next two years.

Our total expenses were $42,667 for the three months ended November 30, 2006, including $22,642 in professional fees and $20,025 in general and administrative fees. Our total expenses for the six months ended November 30, 2006 were $283,650, including $48,067 in professional fees, $2,392 in mineral property costs, $200,000 in impairment of mineral property costs and $33,191 in general and administrative fees. From April 4, 2006 (Date of Inception) to November 30, 2006, we incurred total expenses of $290,066.

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

Our general and administrative fees for the three months ended November 30, 2006 were $20,025. Our general and administrative fees for the six months ended November 30, 2006 were $33,191. Our general and administrative expenses consist of marketing and promotion, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, and office supplies. From April 4, 2006 (Date of Inception) to November 30, 2006, we incurred total general and administrative expenses of $34,799.

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

Liquidity and Capital Resources

As of November 30, 2006, we had a working capital deficit of $22,604. Our accumulated deficit was $289,529 as at November 30, 2006. Our net loss of $289,529 from April 4, 2006 (Date of Inception) to November 30, 2006 was mostly funded by our equity financing. During the six months ended November 30, 2006, we raised $52,725 in equity finance and $54,925 for the period from April 4, 2006 (Date of Inception) to November 30, 2006. The decrease in cash during the six months ended November 30, 2006 was $11,533.

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

Mineral Property Costs

We have been in the exploration stage since our inception on April 4, 2006 and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

ITEM 3. Control and Procedures

(a) Evaluation of disclosure controls and procedures

As of April 13, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. We are responsible for establishing and maintaining adequate internal controls and procedures for our financial reporting. Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. Our sole Chief Executive Officer and Chief Financial Officer participated in this evaluation. Based on this evaluation, our sole Chief Executive Officer and Chief Financial Officer concluded that, as of the date of his evaluation, our disclosure controls and procedures were ineffective. Our sole Chief Executive Officer and Chief Financial Officer intends to improve our controls and procedures to increase their effectiveness. We will more effectively evaluate the internal controls on a regular basis to ensure that we are in compliance with our policies.

(b) Changes in internal controls

Subsequent to the date of his evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

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

ITEM 6. Exhibits

Exhibit	Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc.
(Registrant)

/s/ Robin Relph
Date: April 16 , 2007	Robin Relph
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer