Form 10QSB
period 2007-02-28
Buckingham Exploration Inc.
filed 2007-04-17
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 12, 2007, the registrant’s outstanding common stock consisted of 24,647,250 shares.

PART I – Financial Information

ITEM 1. Financial Statements

The unaudited financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
February 28, 2007
(unaudited)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)
(unaudited)

	February 28,	May 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	186	13,837
Other receivables (Note 4(a))	2,235	–
Total Assets	2,421	13,837

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	22,214	–
Accrued liabilities (Note 4(b))	2,420	1,114
Due to related parties (Notes 5)	38,399	6,589
Note payable (Note 6)	21,535	–
Total Liabilities	84,568	7,703
Contingencies and Commitments (Notes 1 and 3)
Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	–	–
Common Stock, 80,000,000 shares authorized, $0.0001 par value
24,647,250 and 22,000,000 shares issued and outstanding, respectively	2,465	2,200
Additional Paid-in Capital	264,460	–
Common Stock Subscribed (Note 7(a))	–	10,350
Deficit Accumulated During the Exploration Stage	(349,072)	(6,416)
Total Stockholders’ Equity (Deficit)	(82,147)	6,134
Total Liabilities and Stockholders’ Equity (Deficit)	2,421	13,837

(The Accompanying Notes are an Integral Part of These Financial Statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated			For the Period
	From	For the	For the	From
	April 4, 2006	Three months	Nine months	April 4, 2006
	(Date of Inception)	Ended	Ended	(Date of Inception)
	to February 28,	February 28,	February 28,	to May 31,
	2007	2007	2007	2006
	$	$	$	$

Revenue	–	–	–	–

Expenses

General and administrative (Note 5)	37,088	2,289	35,480	1,608
Impairment of mineral property costs (Note 3)	245,125	45,125	245,125	–
Mineral property costs	2,392	–	2,392	–
Professional fees	64,453	11,578	59,645	4,808

Total Expenses	349,058	58,992	342,642	6,416

Other (Income) Expenses

Interest Income	(537)	–	(537)	–
Interest expense	551	551	551	–

Net Loss	(349,072)	(59,543)	(342,656)	(6,416)

Net Loss Per Share – Basic and Diluted		–	(0.01)	–

Weighted Average Shares Outstanding		24,647,000	24,029,000	8,351,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		For the Period
	For the	From
	Nine months	April 4, 2006
	Ended	(Date of Inception)
	February 28,	to May 31,
	2007	2006
	$	$

Operating Activities
Net loss for the period	(342,656)	(6,416)
Adjustments to reconcile net loss to net cash used by
operating activities:
Impairment of mineral property costs	245,125	–
Stock-based compensation	12,000	–
Changes in operating assets and liabilities
Other receivables	(2,235)	–
Accounts payable and accrued liabilities	23,520	1,114
Due to related parties	1,661	1,589
Net Cash Used In Operating Activities	(62,585)	(3,713)
Investing Activities
Mineral property acquisition costs	(45,125)	–
Net Cash Used in Investing Activities	(45,125)	–
Financing Activities
Advances from related party	30,149	5,000
Proceeds from the issuance of note payable	21,535	–
Proceeds from common stock subscriptions	(10,350)	10,350
Proceeds from the issuance of common stock	52,725	2,200
Net Cash Provided by Financing Activities	94,059	17,550
(Decrease) Increase In Cash	(13,651)	13,837
Cash - Beginning of Period	13,837	–
Cash - End of Period	186	13,837

Non-Cash Investing and Financing Activities:
Common shares issued for mineral property acquisition	200,000	–
Common shares issued for services	12,000	–
Supplemental Disclosures
Interest paid	496	–
Income tax paid	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
February 28, 2007
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2007, the Company has a working capital deficit of $82,147 and accumulated losses of $349,072 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 12, 2006, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on December 22, 2006, to register 3,047,250 shares of common stock by selling shareholders of the Company.

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

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation, deferred income tax asset valuations and loss contingencies. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities, due to related parties and note payable were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

F-7

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
February 28, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	e)	Basic and Diluted Net Income (Loss) Per Share

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

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007 and May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	h)	Mineral Property Costs

The Company has been in the exploration stage since its inception on April 4, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	i)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

F-7

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
February 28, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(j)	Income Taxes (continued)

recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

l)	Foreign Currency Translation

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

m)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

F-7

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
February 28, 2007
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

On August 8, 2006, the Company acquired a 100% interest in two mineral claims located in the Northwest Territories for consideration of $45,125 (CDN$50,000), which is due on or before February 1, 2007, and 2,000,000 common shares, with a fair value of $200,000. The mineral claims are subject to a 2% net smelter return. The Company has the option to acquire up to an additional 1% of the net smelter royalty for proceeds of $902,500 throughout the life of the agreement. As at February 28, 2007, the Company has issued the 2,000,000 common shares and on February 1, 2007, the Company paid the $45,125. As it has not been determined whether there are proven or probable reserves on the

F-7

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
February 28, 2007
(unaudited)

3.	Mineral Property Costs (continued)

property, the Company has recognized an impairment loss of $245,125 of mineral property acquisition costs as at February 28, 2007.

4.	Balance Sheet Details

	a)	Other receivables represents $2,235 owing from Canada Revenue Agency for refund of general sales tax (“GST”).

	b)	Accrued liabilities of $2,420 (May 31, 2006 - $1,114) consists of $2,343 (May 31, 2006 - $1,114) owing for profession fees and $77 (May 31, 2006 - $nil) for accrued interest.

5.	Related Party Transactions

a)

During the nine month period ended February 28, 2007, the Company recognized a total of $4,500 (May 31, 2006 - $1,000) for management services at $500 per month provided by the President of the Company, and $2,250 (May 31, 2006 - $500) for rent at $250 per month provided by Hagensborg Foods Ltd. (“Hagensborg”), a company with a common director. At February 28, 2007, the Company is indebted to Hagensborg for $2,750 (May 31, 2006 - $500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

b)

At February 28, 2007, the Company is indebted to the President of the Company for $9,807 (May 31, 2006 - $6,089), which includes $5,500 for management services (May 31, 2006 - $1,000), $4,307 (May 31, 2006 - $5,000) for cash advances provided by the President, and $nil (May 31, 2006 - $89) for expenses paid on behalf of the Company. These amounts are unsecured, non- interest bearing and have no repayment terms.

c)

During the nine month period ended February 28, 2007, the Company received a $46,525 (CDN$55,000) unsecured loan from Coco Tropolis Inc., a company with a common director, bearing interest at 1% per month. The Company repaid $21,533 (CDN$25,000) and at February 28, 2007, the balance of $25,842 (CDN$30,000) is owing. During the nine month period ended February 28, 2007, interest expense of $474 was recognized.

6.	Note payable

On February 19, 2007, the Company received a $21,535 (CDN$25,000) unsecured loan, bearing interest at 1% per month with no repayment terms. During the nine month period ended February 28, 2007, interest expense of $77 was recognized.

7.	Common Stock

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

	c)	On September 28, 2006, the Company issued 120,000 shares of common stock with a fair value of $12,000 for transfer agent services.

8.	Subsequent Event

On March 23, 2007, a creditor of the Company (the “Creditor”) entered into a settlement agreement (the “Agreement”) with a director of the Company (the “Director”). The Creditor was owed $19,037 (the “Debt”) by the Company. Under the terms of the Agreement, the Creditor will reduce the Debt by 50% to $9,519 in consideration for the Director assuming the debt and providing a personal guarantee for payment under a Pledge and Settlement Agreement between the Creditor and the Director. The Creditor agrees to provide an additional $10,000 of future services to the Company, which the Director

F-7

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
February 28, 2007
(unaudited)

8.	Subsequent Event (continued)

has also provided a personal guarantee. If the settled debt amount of $9,519 is not paid by the Director in accordance with the terms of the Pledge and Settlement Agreement, the Creditor retains all rights and remedies against the Director and the Company for payment.

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

We have not yet earned any revenues and have had operational losses to date, as well as an accumulated shareholder deficit. As of February 28, 2007, we had net losses since inception in the amount of ($349,072). We do not expect to generate revenues in the next two years. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claim.

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

On February 1, 2007 we paid approximately $45,125 to complete the purchase of the mining rights to the Simpson Island Property. We obtained 100% of the right, title and interest, subject to a 2% smelter return, to two mineral claims on the Simpson Island Property. On August 8, 2006, we issued 2,000,000 common shares as part of the purchase. We do not need an exploration license from the Northwest Territories for our preliminary exploration on the Simpson Island Property because we own the mining rights to the property. However, if we decide to do a big drilling program on the property, we will have to apply for the additional permission.

We plan to begin exploration of the Simpson Island Property in June 2007. We anticipate that we will require additional financing in order to pursue full exploration of the property.

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

Description of Property

Our principal offices are located at1978 Vine Street, Suite 502, Vancouver, British Columbia, Canada, V6K 4S1. Our telephone number is (604) 737 0203.

We have 100% of the right, title and interest, subject to a 2% smelter return, to two mineral claims on the Simpson Island Property located in the Northwest Territories, Canada. Details on our mineral claims located 68 miles southeast of Yellowknife, NT are contained in the table below.

Claim #	Name	NTS	Recorded	Anniversary	Acres
F91918	U308 1	85H15	24-June-05	24-June-07	2,582.5
F91917	U308 2	85H15/85H10	24-June-05	24-June-07	2,582.5

Results of Operations for the Three Months ended February 28, 2007, for the Nine Months ended February 28, 2007 and for the Period from April 4, 2006 (Date of Inception) to February 28, 2007.

Since our inception on April 4, 2006 to February 28, 2007, we did not generate any revenues. For the three months ended February 28, 2007 we incurred a net loss of ($59,543). For the nine months ended February 28, 2007 we incurred a net loss of ($342,656). From April 4, 2006 (Date of Inception) to February 28, 2007, we incurred a net loss of $349,072. Our net loss per share was $nil for the three months ended February 28, 2007 and $0.01 for the nine months ended February 28, 2007. From April 4, 2006 (Date of Inception) to February 28, 2007, our net loss per share was $nil.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we are presently engaged in the exploration of our mineral properties. We anticipate that we will incur substantial losses over the next two years.

Our total expenses were $58,992 for the three months ended February 28, 2007, including $11,578 in professional fees, $45,125 in impairment of mineral property costs, , and $2,289 in general and administrative fees. Our total expenses for the nine months ended February 28, 2007 were $342,642, including $35,480 in professional fees, $2,392 in mineral property costs, $245,125 in impairment of mineral property costs and $35,480 in general and administrative fees. From April 4, 2006 (Date of Inception) to February 28, 2007, we incurred total expenses of $349,058.

Our professional fees of $11,578 for the three months ended February 28, 2007 consisted primarily of legal, accounting and auditing fees. Our professional fees were $59.645 for the nine months ended February 28, 2007. From April 4, 2006 (Date of Inception) to February 28, 2007, our professional costs totaled $64,453.

Our mineral property costs were $nil for the three months ended February 28, 2007. Our mineral property costs of $2,392 for the nine months ended February 28, 2007 consisted of amounts paid to our geologist. From April 4, 2006 (Date of Inception) to February 28, 2007, our mineral property costs were $2,392.

We incurred impairment of mineral property costs of $45,125 for the three months ended February 28, 2007and $245,125 for the nine months ended February 28, 2007 and for the period from April 4, 2006 (Date of Inception) to February 28, 2007. We recognized impairment of mineral property costs of $245,125, comprised of the issuance of 2,000,000 common shares of the Company with a fair value of $200,000, payment of $45,125, to acquire 100% interest in the Simpson Island Property. It has not yet been determined whether there are proven or probable reserves on the Simpson Island Property.

Our general and administrative fees for the three months ended February 28, 2007 were $2,289. Our general and administrative fees for the six months ended February 28, 2007 were $35,480. Our general and administrative expenses consist of marketing and promotion, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, and office supplies. From April 4, 2006 (Date of Inception) to February 28, 2007, we incurred total general and administrative expenses of $37,088.

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

Stage two will consist of drilling areas of interest.

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

We anticipate that we can start the stage one on June 2007 and the stage two in Spring 2008. We plan to complete our exploration programs within the periods specified below. However, our exploration program may delay due to various factors beyond our control.

The anticipated timetable and estimated costs for the next 12 months (beginning June 2007) are as follows:

Estimated Completion Date	Description	Estimated Costs
Fall 2007	Stage one of Exploration on the Simpson Island Property	$104,000
Fall 2007 or Summer 2008	Stage two of Exploration on the Simpson Island Property	$252,000
Fall 2008	Acquisition of Mining License	$ 100
12 months	Professional Fees	$ 60,000
12 months	Transfer Agent Fees	$ 3,000
12 months	Consulting expenses	$ 50,000
12 months	General and Administrative Expenses	$ 11,500
	Total	$480,600

At present, our cash requirements for the next twelve months outweigh the funds available to maintain current operations. Our independent accountants, in their report accompanying our audited financial statements, have stated that there is substantial doubt about our ability to continue as a going concern.

In order to fully carry out our business plan, we need an additional $480,000 of financing for the next 12 months. From April to September 2007, we intend to approach market makers and brokerages for additional financing. We plan to raise $480,000 by private placements, a public offering or shareholder loans until more financing is available.

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

Liquidity and Capital Resources

As of February 28, 2007, we had a working capital deficit of $82,147. Our accumulated deficit was $349,072 as at February 28, 2007. Our net loss of $349,072 for the period from April 4, 2006 (Date of Inception) to February 28, 2007 was mostly funded by our equity financing, by advances from related parties. During the nine months ended February 28, 2007, we raised $52,725 in equity financing and $30,149 in advances from related parties. The decrease in cash during the nine months ended February 28, 2007 was $13,651.

We used net cash of $62,585 in operations for the nine months ended February 28, 2007. Our monthly cash requirement for the same period was approximately $7,000 in operating activities. We currently do not have any investing activities. As of February 28, 2007, we had cash of $186, which will not cover our costs even for one month according to our current monthly burn rate.

We anticipate that after June 2007 our monthly expenses will increase to $40,000, which includes $1,000 monthly for general and administrative expenses, $4,000 monthly for consulting fees, $5,000 monthly for professional fees and $30,000 monthly for exploration costs.

Of the $480,000 we need for the next 12 months, we had $186 in cash or cash equivalents as of February 28, 2007. The balance of our cash requirements for the next 12 months (approximately $480,000) we intend to raise from private placements, shareholder loans or from a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. At this time we do not have any commitments from any broker-dealer to provide us with financing.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we cannot raise at least $480,000, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. We may have to cease operations.

Employees

As of April 12, 2007, we have no part time or full time employees. Our sole director and President works part time as independent contractor and works in the areas of business development and management. He currently contributes approximately 10 hours a week to Buckingham. We currently engage independent contractors in the areas of accounting, geologist services and legal services. We plan to engage independent contractors in the areas of consulting, marketing, accounting, bookkeeping and other services.

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

Certain Relationships and Related Party Transactions

During the last fiscal year we entered into or carried out the following transactions with or in relation to Mr. C. Robin Relph, the president, secretary, treasurer and sole director of the Company.

During the nine month period ended February 28, 2007, we paid a total of $4,500 to Mr. Relph for management services at $500 per month. During the same period we paid $2,250 for rent at $250 per month to Hagensborg Foods Ltd., a company of which Mr. Relph is a director. At February 28, 2007, we are indebted to Hagensborg for $2,750 of rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

During the nine month period ended February 28, 2007, we are also indebted to Mr. Relph for $9,807 which includes $5,500 for management services and $4,307 for cash advances provided by Mr. Relph. These amounts are unsecured, non-interest bearing and have no repayment terms.

During the nine month period ended February 28, 2007, we received a $46,525 unsecured loan bearing interest at 1% per month from Coco Tropolis Inc., a company of which Mr. Relph is a director. We repaid $21,533 of that loan and at February 28, 2007, the balance of $25,842 is owing. During the nine month period ended February 28, 2007, we incurred $474 of interest expense.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last one fiscal year.

Known Material Trends and Uncertainties

As of February 28, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 2. Unregistered Sales of Equity Securities

From December 1, 2006 to February 28, 2007 we did not sell any securities.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of the Security Holders

None

ITEM 5. Other Information

None

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

Buckingham Exploration Inc.
(Registrant)

/s/ Robin Relph
Date: April 16, 2007	Robin Relph
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer