Form 10KSB
period 2007-05-31
Buckingham Exploration Inc.
filed 2007-09-04
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-137978

BUCKINGHAM EXPLORATION INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-054-3851
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
of Organization)

1978 Vine Street, Suite 502
Vancouver, British Columbia, Canada, V6K 4S1
(Address of principal executive offices)

(604) 737 0203
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10KSB or any amendment to Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No [X]

Issuer’s revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at August 21, 2007 (computed by reference to the average of the bid and asked price as at August 21, 2007 which was $0.60): $17,029,350

Number of common shares outstanding at August 29, 2007: 38,882,250

PART I

Item 1.	Description of Business

Cautionary Statement

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Currency

All currency references in this Report are in US dollars unless otherwise noted.

Introduction

We were incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We have one wholly owned subsidiary, Hyde Park Uranium Inc., a Colorado corporation through which we have acquired mineral claims in Colorado.

We have not yet earned any revenues and have had operational losses to date, as well as an accumulated shareholder deficit. As of May 31, We have not yet earned any revenues and have had operational losses to date, as well as an accumulated shareholder deficit. As of May 31, 2007, we had net losses since inception (April 4, 2006) in the amount of $1,670,365. We do not expect to generate revenues in the next two years. We may not generate revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims.

Our registration statement on Form SB-2 became effective as of December 22, 2006. Our common stock became eligible for trading on the OTC Bulletin Board on May 8, 2007 under the ticker symbol “BUKX.OB”.

Overview

We are engaged in the acquisition and exploration of mineral properties in the Northwest Territories, Canada and Teller County, Colorado. Our plan of operations for the next twelve months beginning September 2007 is to conduct exploration of our mineral properties.

We are an exploration stage company. Our most advanced projects are at the exploration stage and there is no assurance that any of our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Mineral Properties and Plan of Operations

Simpson Island Property

On February 1, 2007 we paid approximately $45,125 to complete the purchase of the mining rights to the Simpson Island Property in the Northwest Territories of Canada. We obtained 100% of the right, title and interest, subject to a 2% net smelter return, to two mineral claims on the Simpson Island Property. On August 8, 2006, we issued 2,000,000 common shares at a fair market value of $0.10 per share as part of the purchase for a value of $200,000. We do not need an exploration license from the Northwest Territories for our preliminary exploration on the Simpson Island Property because we own the mining rights to the property. However, if we decide to do a big drilling program on the property, we will have to apply for the additional permission.

We plan to begin exploration of the Simpson Island Property in the next 12 months (beginning Spring 2008). We anticipate that we will require additional financing in order to pursue full exploration of the property.

High Park Uranium Property and High Park Trails Property (together the “High Park Claims”)

On June 6, 2007, through our wholly owned subsidiary Hyde Park Uranium Inc., we completed the purchase of 29 unpatented mining claims known as the High Park Uranium Property located in Teller County, Colorado from Pikes Peak Resources, Inc. The purchase was completed pursuant to the Pikes Peak Agreement dated May 9, 2007.

The purchase price of the property was $1,000,000 which was settled by way of $500,000 cash and 5,000,000 shares of our common stock at a fair market value of $0.10 for a total value of $500,000. Pikes Peak will also receive a Net Returns Royalty of 2% of the proceeds of minerals mined and sold from the claims. We have an option to purchase the royalty for $1,000,000 as adjusted for inflation. We have agreed to reimburse $3,700 to Pikes Peak for the costs of locating the claims. We have also agreed to buy back shares of common stock from Pikes Peak at prevailing market price up to $150,000 for any taxes payable by Pikes Peak as a result of the transaction. We have subsequently staked a further 25 claims adjoining those purchased.

On July 23, 2007 we entered into an exploration agreement with an option to purchase (the “Option Agreement”) with Edwin S. Broussard III and Alice M. Broussard (collectively the “Seller”) in relation to a property known as the High Park Trails Ranch in Teller County, Colorado (the “High Park Trails”). The High Park Trails property adjoins our High Park Uranium project in Teller County, Colorado. Pursuant to the terms of the Option Agreement, we must make an option payment of $100,000 to acquire the surface and mineral estates over 265 acres (paid on July 27, 2007), with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the High Park Trails property. During the option period we have full access to the property to conduct an exploration and drill program to ascertain whether we wish to exercise the option to purchase the property.

If we choose to exercise the option to purchase High Park Trails, the Seller will reserve the right to occupy and use the surface of the property provided such use does not interfere with our exploration rights. We must also pay the Seller a production royalty of approximately 5% of the net returns generated by our exploration of the property.

Fremont, Park, Saguache, San Juan, Teller County Claims (together “Proteus Claims”)

On August 27, 2007 we entered into a binding option agreement (“Option Agreement”) with Proteus Mining Limited, a company organized under the laws of England and Wales (“Proteus”) to indirectly acquire 939 unpatented lode uranium mining claims, which include: 372 claims in Fremont County, 508 claims in Park County, 43 claims in Saguache County, 13 claims in San Juan County, and 3 claims in Teller County; all located near Cañon City, Colorado, USA. The claims are collectively known as the “Proteus Claims”.

The structure of the transaction is such that, on August 1, 2007 Proteus entered into an option agreement to acquire the Proteus Claims from Pikes Peak Energy LLC. Upon exercising the option, Proteus assigned the newly acquired Proteus Claims to its subsidiary (“Proteus Subsidiaries”).

On August 16, 2007 we entered into a non-binding letter of intent with Proteus with regards to the negotiation of the acquisition of the Proteus Subsidiaries and paid $250,000 to Proteus in anticipation of reaching a binding agreement.

On August 27, 2007 we entered into the binding Option Agreement pursuant to which we have acquired an option to purchase 100% of the issued and outstanding securities of the Proteus Subsidiaries, and thereby the Proteus Claims. Neither Proteus nor the Proteus Subsidiaries may sell or otherwise encumber the Proteus Claims during the term of the Option Agreement. In order to exercise the option and acquire 100% of the issued and outstanding securities of Proteus Subsidiaries, we must make the following payments to Proteus:

a.	$1,125,000 to be paid by August 22, 2007 (paid);
b.	$6,300,000 to be paid by November 28, 2007; and

c.

2,000,000 fully paid and non assessable common shares of Buckingham, free from all liens, charges and other type of encumbrance (but subject to Regulation S promulgated under the United States Securities Act of 1933, as amended) to be issued and delivered to Proteus by November 28, 2007.

Once we have acquired the Proteus Subsidiaries and therefore the Proteus Claims, we will be required to pay maintenance fees of approximately $175 per claim per year, which is approximately $164,325 per year in total.

Taking into consideration all of the claims already owned, staked and currently being staked by us, we will hold approximately 1500 claims in total, with each claim covering a land surface area of approximately 20 acres.

We do not presently have sufficient financing to undertake full exploration of our High Park Claims,or the Simpson Island Property, or, if we exercise our option over the Proteus Claims by November 2007, the Proteus Claims, and there is no assurance that we will be able to obtain the necessary financing. Our exploration program is preliminary in nature in that its completion will not result in a determination that the mineral property contains commercially exploitable quantities of mineralization. There is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining the Simpson Island Property, Proteus Claims and the High Park Claims is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on our mineral properties.

We plan to commence our exploration programs of the Simpson Island property, Proteus Claims and the High Park Claims within 12 months, although we do not anticipate that we will complete a full exploration program of the properties within this time frame, and with our limited finances. Key factors that could delay our exploration programs beyond the projected timeframes include the following.

(a)	Poor availability of drill rigs due to high demand in Colorado and Canada;
(b)	Our inability to identify a joint venture partner and conclude a joint venture agreement where we anticipate a joint venture will be required due to the high costs of a drilling program;
(c)	Adverse weather; and
(d)	Our inability to obtain sufficient funding.

Key factors that could cause our exploration costs to be greater than anticipated include the following:

(a)	adverse drilling conditions, including caving ground, lost circulation, the presence of artesian water, stuck drill steel and adverse weather precluding drill site access;
(b)	increased costs for contract geologists and geochemical sampling crews due to increased demand in Colorado and Canada; and
(c)	increased drill rig and crew rental costs due to high demand in Colorado and Canada.

Our Board of Directors will make determinations as to whether to proceed with the additional exploration of our mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the preliminary exploration are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed with more advanced exploration.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate that further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of minerals, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of significant mineralization.

If we determine not to proceed with further exploration of any of our mineral claims due to results from geological exploration that indicate that further exploration is not recommended, we will attempt to acquire additional interests in new mineral resource properties. There is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

Competition

We are a new and unestablished mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Government Regulations

Canada—Simpson Island Property:

Regarding the Simpson Island Property, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the province of Northwest Territories, specifically. Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond if we significantly disturb the property surface. This would first occur during the drilling phase of exploration.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. Our first two phases of exploration, which will consist of mapping, re-sampling, relocation, geological, geochemical and geophysical surveys, and trenching, will not require any reclamation and environmental mediation work because there will not be significant physical disturbance to the land. Subsequent drilling will require some remediation work. We will need to raise additional funds to finance any drilling program, including remediation costs.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

  Water discharge will have to meet water standards;
  Dust generation will have to be minimal or otherwise re-mediated;
  Dumping of material on the surface will have to be re-contoured and re- vegetated;
  An assessment of all material to be left on the surface will need to be environmentally benign;
  Ground water will have to be monitored for any potential contaminants;
  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
  There will have to be an impact report of the work on the local fauna and flora.

The Canadian Environmental Assessment Act (CEAA), which came into force in January 1995, governs environmental assessment at the federal level. The Canadian Environmental Assessment Agency is in charge of administering the environmental assessment process.

The CEAA requires an environmental assessment where a federal authority supports a private or public sector project in one or more of four ways:

  by being the proponent of the project,
  by providing money for the project,
  by providing land for the project, or
  by issuing some form of regulatory approval for the project.

In Canada, mineral title belongs to the provincial Crown. Mining is generally regulated by the provinces. Provincial mining legislation, policies, and codes of practice, usually have specific requirements for the control of mining wastes.

In Northwest Territories the NWT Environmental Protection Act prohibits the release of contaminants into the environment. The NWT Environmental Rights Act states that "people of the Northwest Territories have the right to a healthy environment and a right to protect the integrity, biological diversity and productivity of the ecosystems."

We are also subject to safety policies of the Canadian Workers Compensation Board that regulates the protection of the health and safety of workers.

In addition to the foregoing, in the future, our Canadian operations may be affected from time to time by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on mining production and exploration, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls. During the initial phases of exploration, there will be no significant costs of compliance with government regulations. However, while it is difficult to know exactly how much these costs will be until we have a better indication of the size and tenor of any production operation, we would expect that they could be high in the production operation.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business activities in the initial phase of exploration.

United States of America— the High Park Claims, Proteus Claims:

General:

Any operations at the High Park Claims or the Proteus Claims will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or the High Park Claims with respect to the foregoing laws and regulations. If we escalate our operations at these claims, it is reasonable to expect that compliance with various regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States.

Environmental laws:

U.S. Federal Laws

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at the High Park Claims or the Proteus Claims may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA") imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to the High Park Claims or the Proteus Claims or surrounding areas.

Colorado laws

At the state level, mining operations in Colorado are also regulated by the Colorado Division of Reclamation Mining & Safety. We will be required to hold Colorado mining and reclamation permits that will mandate concurrent and post-mining reclamation of mines and will require the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Other Colorado regulations govern operating and design standards for the construction and operation of any source of air contamination and landfill operations.

Anticipated Costs

If we commence exploration of the High Park Claims or the Proteus Claims (once we have exercised the option over these claims), our primary near term cost of compliance with applicable environmental laws is likely to arise in connection with the reclamation of drill holes and access roads. For example, the Bureau of Land Management (“BLM”), an agency of the U.S. Department of Interior, has promulgated surface management regulations which govern drill hole and access road reclamation on BLM lands. Similar regulations can be expected to be complied with on our lands which are on U.S. Forest Service lands, or state property for which we have been issued mineral licenses. Drill holes typically can be reclaimed for nominal costs.

The costs of reclaiming roads for access and drill programs can become expensive, however. Should we mount larger programs, such costs could vary from a few hundred to a few thousand dollars per drill hole site. Whereas roads will not be built unless our exploration programs are more advanced, drill road reclamation costs will vary according to the amount of road construction, which we cannot estimate at this time. Once a plan of exploration has been submitted and where drill holes or access roads will be undertaken, we will be required to post reclamation bonds. It is difficult to estimate what the cost of such bonds will be, since the bonding requirements are unique to the proposed exploration plan. However, it is a reasonable assumption that in some circumstances these bonds may be a significant percentage of the exploration costs.

Intellectual Property

We have not filed for any protection of our trademark for Buckingham Exploration. We own the copyright of all of the contents of our website, www.buckinghamexploration.com, which we are currently developing.

Research and Development Expenditures

We have not spent any significant amounts on research and development activities since our inception.

Employees

As of August 29, 2007 we have no part time or full time employees. Our director and President works part time as an independent contractor and works in the areas of business development and management. He currently contributes approximately 30 hours a week to Buckingham. We currently engage independent contractors in the areas of accounting, geological, legal, consulting, marketing, accounting, bookkeeping and other services.

Subsidiaries

As of August 29, 2007, we have one wholly owned subsidiary, Hyde Park Uranium Inc., a Colorado corporation through which we have acquired mineral claims in Colorado.

Item 2. Description of Property

Our principal offices are located at 1978 Vine Street, Suite 502, Vancouver, British Columbia, Canada, V6K 4S1. Our telephone number is (604) 737 0203.

Simpson Island Property

Location

The Simpson Island Property consists of two mineral claims covering 3,165 acres (see table 1 below) located 68 miles southeast of Yellowknife, a major transportation center. The area can be accessed by boat or float plane during the summer, and ski-doo or ski equipped aircraft during the winter.

Claim #	Name	NTS	Recorded	Anniversary	Acres
F91918	U308 1	85H15	24-June-05	24-June-07	2,582.5
F91917	U308 2	85H15/85H10	24-June-05	24-June-07	2,582.5

The Simpson Island property is a single contiguous block of 3,165 acres located on Simpson Island in the East Arm of Great Slave Lake, in the Northwest Territories. The center of the claims lies approximately 68 miles southeast of Yellowknife. The property is accessible via rotary or fixed wing aircraft from Yellowknife.

The property is characterized by a cold, dry Arctic climate. Mean January and July temperatures range from below -22oF to 50o – 60oF respectively, and the mean annual precipitation is 7.5 inches or less. Ice break-up generally occurs in mid to late May and freeze-up around mid-October. Topography in the area is gently rolling to rugged on a small scale, with local relief rarely exceeding 95 feet.

Ownership Interest

On August 8, 2006, we entered into an agreement with Elite Vantage Development Limited, in Hong Kong, and Henry Tam to purchase 100% of the right, title and interest, subject to a 2% smelter return, to a mineral claim on the Simpson Island Property. Pursuant to the agreement, we paid consideration of $245,125 payable as $45,125 cash, and issued 2,000,000 of our common shares with a fair value of $200,000. We have the option to acquire an additional 1% of the net smelter royalty for proceeds of $902,500. This right may be exercised in whole or in part and has no expiry date.

History of Operations

The Property hosts five identified zones of uranium mineralization with the largest being 6000 feet by 400 feet. During the early 1970’s, the area underwent intensive exploration by Vestor Exploration Ltd. Vestor recovered a grab sample with 4.7% U3O8 from Zone 5 and took a 550 pound bulk sample, in Zone 1, returning an average grade of 0.15 % U3O8. Several holes were drilled on the Property revealing that mineralization is associated with zones of strong fracturing. Hematization and black pyrite mineralization are associated with radioactive zones. Based on the number of zones exposed at surface, the property has potential for many more bodies of mineralization at depth.

Figure 1: Location of the Simpson Island Property

Present Condition of the Property and Current State of Exploration

The Simpson Island Property is in the early stage of exploration and presently contains no proven resources.

The initial sampling program in done in 1969 by Doctor Roger Morton of the University of Alberta recovered a 4.7% U3O8 grab samples within one area, referred to as Zone 5 of the Property.

Sixteen holes were drilled within a 1,000 feet length of Zone 5 in the winter of 1971. The strata dip steeply 70º - 80º NW and most of the drilling was directed at a steep angle to the SE to intersect expected conformable mineralization. A number of lower grade hematite stained sections were encountered in these holes. Later holes collared close to the surface mineralization or directed to the NW encountered high grade reduced mineralization (uraninite-pyrite). Drilling showed that the high grade mineralization exists as discreet pods in association with discontinuous squeezed shale lenses. The shale lenses, together with the mineralized pods, dip disconformably to the SE from 40º to 70º. The deepest intersection of reduced mineralization was 60' below surface and the maximum depth extension is not known. There is no apparent secondary structural control to the uranium (faults or fractures).

In August 2006, we hired a geologist, Derrick Strickland, to prepare a report evaluating the Simpson Island Property. Based on historical work by Vestor Exploration Ltd, our geologist recommended a two stage exploration program, which we intend to carry out.

Our plan of exploration for the Simpson Island Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
First Phase of Drilling	Relocation and re-sampling of old workings associated with a detailed radiometric survey over known showings.
Second Phase of Drilling
If results from the first phase of drilling are good, we will continue with a second and more intensive drilling phase, which will include 3,500 feet of diamond drilling to test for mineralization at depth.

The anticipated timetable and estimated budget for completion for each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
First Phase of Drilling	Fall 2007	$104,000
Second Phase of Drilling	Spring 2008	$252,000

Geology

The Property covers several areas, including the East Arm, the Wilson Island Group, the Union Island, Churchill Province, Slave Province and South Simpson Island. The dominant rocks of the East Arm are continental of the East Arm are continental, carbonate sediments of Aphebian and Helikian age which form a sequence several thousand feet thick. Intercalated with the sediments are minor volcanic flows, pyroclastic sequences, some intrusive sills, and laccoliths. Archean basement granites and gneisses are exposed in anticlinal cores throughout the area.

A hiatus occurred between deposition of the Wilson Island Group and the unconformably overlying Union Island volcanic and sediments. During Union Island time, shallow water sedimentation occurred with the deposition of shales, dolomites, and local basalt flows. Dolomites and sandstones with local basalt and ryholite flows were laid down during the succeeding Sosan times. At the base of the Sosan succession, the Hornby Formation consists of a pebbly gritstone with local conglomerate at the base suggesting an unconformity between Union Island and Sosan sedimentation. In places, the Hornby Formation lies unconformably on Archean granites. Platform and basin facies rocks were deposited during Kohochella and Pethei times, while during the late Aphebian, sandstones, mudstones and evaporate deposits were laid down, along with some basel volcanic flows. During late Aphebian, the entire East Arm area was intruded by sill like intrusions of hornblend-quartz monzonite/hornblende-biotite diorite known as the Caribou Laccoliths.

A major unconformity marks the end of the Aphebian succession. Hemaitisation of the Aphebian and Archean rocks along the unconformity indicates that the paleosurface was weathered before deposition of the Helikian age. There are two major sets of basic dykes intrude the area, the Helikian age MacKenzie and the Aphebian age Simpson Swarms.

All of the rocks in the East Arm area have been folded into a northeasterly trending syncline approximately 180 miles long and 60 miles wide. The fold belt forms a subprovince within the Churchill structural province.

On the northwest side of the East Arm gently south east dipping Aphebian strata unconformably overlie Archean rocks. On the southeast margin, the northeast trending Mcdonald fault separate tightly folded and faulted Archaean, Aphebian, and Helikian rocks from the gneissic rocks.

The East Arm is a northeast trending Proterozoic fold belt, in which has preserved a 30,000 feet thick sequence of sediments and volcanics. This structural basin is about 180 miles long and 60 miles wide and parallels the boundary between the Slave Province and Churchill Province. Structurally, the fold belt can be regarded as a grabenized synclinorium that has been upturned at both extremities. It is characterized, throughout its length, by northeast trending subsidiary folds and major faults. The most prominent fault is the McDonald Fault with its associated splays truncating the synclinorium on the southeast.

Stratigraphy and Age

The uranium mineralization on the property is confined to two non-marine formations of the Sosan Group, the basal group of the Great Slave Supergroup. The Sosan Group consists of 4 formations, named in ascending order: Hornby Channel, Duhamel, Kluziai and Akaitcho River.

The Hornby Channel Formation was deposited mainly on Archaean granites and metamorphics and locally on remnants of older Aphebian rocks (Union Island and Wilson Island Groups). It attains a maximum thickness of 3,000 feet to 5,000 feet in the southwest sector of the East Arm on South Simpson Island, and thins to the northeast towards Reliance. It consists mainly of fluviatile sandstones and conglomerates.

The Hornby Channel Formation is overlain by the Duhamel Formation comprising about 1,000 feet of littoral marine dolomite and intercalated clastic rocks. Above the Duhamel is the Kluziai Formation which consists of pink to white, medium grained, even textured, medium bedded, cross bedded fluviatile sandstones with shale partings and conglomerate lenses.

The Kluziai is overlain by red siltstones and orthoquartzites of the Akaitcho River Formation and in the SW half of the East Arm, by the volcanics of the Seton Formation. The Seton is believed to be in part, a lateral equivalent of the Akaitcho River Formation. The Sosan Group is overlain by the Kahochella Group, a thick sequence of shales.

Structure

The northwest limb, of the East Arm synclinorium, dips gently (less than 20°), whereas the southeast limb is typically folded and faulted. It is characterized especially in the central and eastern parts, by many secondary anticlines and synclines, whose axes parallel the axis of the synclinorium. These folds are usually gently dipping in the northwest limbs and steeply dipping, highly faulted and sometimes overturned in the southeast limbs. It is believed that the folding in the East Arm is related to the uplift and deformation of the Aphebian rocks of the synclinorium during the Hudsonian Orogeny. Prominent NE trending faults of the MacDonald Fault System transect the rocks of the East Arm. These Faults are related to the younger, Precambrian graben system paralleling the axial trace of the synclinorium. Two phases of movement have been recognized on the NE trending faults. The first phase was primarily dextral transcurrent movement with associated mylonization, brecciation and re-crystallization of the Archaean basement complex. The second phase, which is probably more significant, produced vertical displacements along the old pre-existing faults.

High Park Uranium Property and High Park Trails Property (together the “High Park Claims”)

Location

The High Park Claims consists of 54 unpatented claims located in Sections 25, 30 and 31, T15S, R71W, Teller County, Colorado, 6th New Mexico Meridian. The area is located approximately 30 miles northwest of Canon City, Colorado. Each of the three sections is approximately 1 square mile in area. The project area is covered predominantly with sediments, gravel and cobble size material. Vegetation in the area consists of sage brush, assorted cacti, bristle cone pine trees and buffalo grass. The existing claims are accessible by a well maintained county road which crosses the North East ¼ of Section 25. Topography in the area consists of rolling hills to the north, south and west. To the east the claims go into rough canyon country and extend to elevations approximately 1,500 to 2,000 feet above the desert floor.

Figures 2 and 3: Location of the High Park Claims

HIGH PARK
25
30
29
Prospects
Creek
Fourmile
Booger Red Hill
8295
36
31
32
Prospects
8022
TELLER CO
FREMONT CO
Prospect
High
Fourmile
Creek
Creek
1
6
5
Gulch
Hole in the Rock
7825
BM
7
8
12

Ownership Interest

On June 6, 2007 through our wholly owned subsidiary, Hyde Park Uranium Inc., we completed the purchase of 29 unpatented mining claims located in Teller County, Colorado (known as the High Park Uranium Property) from Pikes Peak Resources, Inc. pursuant to the Pikes Peak Agreement dated May 9, 2007.

The purchase price of the property was 1,000,000 which was settled by way of $500,000 cash and 5,000,000 shares of our common stock at a fair market price of $0.10 for a total value of $500,000. Pikes Peak is also entitled to receive a Net Returns Royalty of 2% of the proceeds of minerals mined and sold from the claims on the property. We have an option to purchase the royalty for $1,000,000 as adjusted for inflation. We have agreed to reimburse $3,700 to Pikes Peak for the costs of locating the claims. We have also agreed to buy back shares of common stock from Pikes Peak at prevailing market price up to $150,000 for any taxes payable by Pikes Peak as a result of the transaction.

On July 23, 2007 we entered into an exploration agreement with an option to purchase (the “Option Agreement”) with Edwin S. Broussard III and Alice M. Broussard (collectively the “Seller”) in relation to a property known as the High Park Trails Ranch in Teller County, Colorado ( “High Park Trails”). The High Park Trails property adjoins our High Park Uranium project in Teller County, Colorado. Pursuant to the terms of the Option Agreement, we must make an option payment of $100,000 to acquire the surface and mineral estates over 265 acres (paid on July 27, 2007), with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period we have full access to the property to conduct exploration and drill programs to ascertain whether we wish to exercise the option to purchase the property.

If we choose to exercise the option to purchase the property, the Seller will reserve the right to occupy and use the surface of the property provided such use does not interfere with our exploration rights. We must also pay the Seller a production royalty of approximately 5% of the net returns generated by our exploration of the Property.

History of Operations

Prior to our acquisition of the High Park Claims, they were explored by Cyprus Mining Corporation and a total of 354 holes were drilled in the project area. Of these, 339 holes are located on section 25 of the property where uranium ore reserves have been partially delineated. Mineral trends are open ended and identified in at least five horizons within the project area related to braided stream channel deposits in the Tallahassee Creek Conglomerate. Fifteen holes were drilled in the North West corner of section 31, of which two holes contained U3O8 ore grade intercepts at open pit depths. No holes have been drilled on section 30.

The initial project also included leased property in section 25, and state section 36, which is held by the Cotter Corporation. U3O8 ore reserves also exist on both of these properties and a test pit was opened on section 36 for pre-mining evaluation and test. The High Park Claims were to be mined and blended with ore from the Hansen Mine during milling operations. With the decline of the uranium industry in the early 1980’s, all projects were curtailed, and many properties, including the High Park Claims were relinquished and turned back to the original land holders. Since that time the claims have been maintained, and a comprehensive study of the area and date completed.

Present Condition of the Property and Current State of Exploration

In the 1970’s a small ore body was drilled on Section 25. The drilling contained approximately 354 holes.

In April 2006, we hired a geologist, Richard E. Schneider, to prepare a report evaluating the High Park Claims. Based on his own evaluation and on historical work by Pikes Peak, our geologist recommended a two stage exploration program, which we intend to carry out.

Our plan of exploration for the High Park Claims is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
First Phase
Complete drilling of 25 new holes to confirm prior exploration results and delineate ore body.

Conduct ground scintillation survey to identify new drilling targets.

Sample volcanic intrusive.

Undertake a scoping study to assess feasibility of putting the High Park property into production. As part of this process we This includes tying up certain surface and mineral rights currently owned by a Rancher in the area. (Done see press release) Developing a relationship with the Cotter Corporation to ensure that there is a nearby processing facility for the uranium ore. Re-drill two small areas of resource to verify past reserve calculations, commence permitting for buk sampling. It is estimated that this will cost approximately $600,000.

Second Phase	Conduct comprehensive drill program based on first phase results Stake out 25-30 new claims Conduct survey and drilling evaluation of newly acquired claims

The anticipated timetable and estimated budget for completion for each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
First Phase of Drilling	Fall 2007	Exploration Equipment Field & survey work, mapping, project geologist salary and expenses for 12 months. 25 drill holes at $10 per foot Permitting, surveying, and maintenance of claims	$100,000 $75,000 $65,000 $50,000
		Total Cost of First Phase	$290,000

Second Phase of Drilling	Fall 2008 or Spring 2009	Comprehensive drilling program of first phase area Property leasing and staking of new claims Evaluation of newly staked claims	$200,000 $100,000 $250,000
		Total Cost of Second Phase	$550,000

Geology

The project area 25 is part of the Tallahassee Creek Conglomerate of Oligocene age. Outcrops of the Oligocene Wall Mountain Tuff also occur throughout areas the unexplored areas 30 and 31. The Echo Park Formation of Eocene age also outcrops in the central part of section 25 on fairly steep slopes and in gullies. The outcrop area has not been extensively explored, and a detailed description of the Echo Park Formation is not available. Mineralized trends are identified in at least five horizons within the project area. These are related to multiple braided stream channel deposits in the Tallahassee Creek Conglomerate, and possibly the Echo Park Formation. These channels cut into the underlying granites and rhyolites. The channel system is identified as having weathered medium to large granite boulders, volcanic tuff and smaller sand and gravels. The streams are further identified as containing small to large pieces of petrified palm wood and carbonized wood. The channels can range in width from several hundred feet to over a mile. The channels are Eocene in age and classified as being 35,000,000 years old.

Mineralization

The ore is contained in the Tallahassee Creek Conglomerate. The minerals are autunite, uraninite, gummite and uranophane. To the east side of the property is a volcanic intrusive that has come up through the granites and rhyolites. It is estimated to be approximately 1,800 feet by 2,500 feet in area and Tertiary in age. Depth could go to several thousands of feet. The intrusive is radioactive.

Proteus Claims

Location

The Proteus Claims consist of 939 unpatented lode uranium mining claims, which include: 372 claims in Fremont County, 508 claims in Park County, 43 claims in Saguache County, 13 claims in San Juan County, and 3 claims in Teller County; all located near Cañon City, Colorado, USA. The claims are collectively known as the “Proteus Claims”. The claims are accessible by paved roads and tracks giving easy accessibility. Canon City is approximately an hour’s drive southwest of Colorado Springs and is home to the Cotter Corporation uranium mill. This mill suspended operation in 2001 and is currently in the process of refurbishment.

T&R LINE
SECTION LINE
MAJOR ROADS
SECONDARY ROADS
RAILROADS
WATERWAYS
8,000' 0 4,000' 8,000'
1 inch = 8,000'
BRS
WP CLAIMS
RO CLAIMS
HV CLAIMS
HC CLAIMS
KP CLAIMS
FAIRPLAY
BOB
SPIKE CLAIMS
GENEVIEVE CLAIMS
COLORADO SPRINGS
HIGH PARK
ALPHA
GAMMA
BETA
TALLAHASSEE CREEK DISTRICT
ELK
SALIDA
BARBRA CLAIMS
COTTER MILL
CANYON CITY
SPIKER 12
WINNERS 42
POTENTIAL EOCENE CHANNEL
PUEBLO

HIGH PARK URANIUM PROJECT
43-101 MINERAL RESOURCES REPORT
FREMONT COUNTY, COLORADO

LOCATION MAP

FIGURE 1

Ownership Interest

The structure of the transaction in which we have acquired an option to indirectly acquire 939 unpatented lode uranium mining claims, which include: 372 claims in Fremont County, 508 claims in Park County, 43 claims in Saguache County, 13 claims in San Juan County, and 3 claims in Teller County; all located near Cañon City, Colorado, USA (collectively the “Proteus Claims”) is as follows:

On August 1, 2007 Proteus Mining Limited, a company organized under the laws of England and Wales (“Proteus”) entered into an option agreement to acquire the Proteus Claims from Pikes Peak Energy LLC. Upon exercising the option, Proteus assigned the newly acquired Proteus Claims to several of its subsidiaries (“Proteus Subsidiaries”).

On August 16, 2007 we entered into a non-binding letter of intent with Proteus with regards to the negotiation of the acquisition of the Proteus Claims. We paid $250,000 to Proteus in anticipation of our negotiations reaching a binding agreement. The $250,000 payment would be refunded if a binding agreement was not entered into.

On August 27, 2007 we entered into a binding Option Agreement pursuant to which we have acquired an option to purchase 100% of the issued and outstanding securities of the Proteus Subsidiaries, and thereby, acquire the Proteus Claims. Neither Proteus nor the Proteus Subsidiaries may sell or otherwise encumber the Proteus Claims during the term of the Option Agreement. In order to exercise the option and acquire 100% of the issued and outstanding securities of Proteus Subsidiaries, we must make the following payments to Proteus:

a.	$1,125,000 to be paid by August 22, 2007 (paid);
b.	$6,300,000 to be paid by November 28, 2007; and
c.

2,000,000 fully paid and non assessable common shares of Buckingham, free from all liens, charges and other type of encumbrance (but subject to Regulation S promulgated under the United States Securities Act of 1933, as amended) to be issued and delivered to Proteus by November 28, 2007.

If the payments are not made in accordance with the time periods set out above, the option will terminate and be of no further effect. However, if the payments are made by the due dates, then we will have exercised the option and Proteus shall immediately transfer to us all of the issued and outstanding securities of the Proteus Subsidiaries.

After we have acquired the Proteus Subsidiaries, and therefore the Proteus Claims, we will be required to pay maintenance fees of approximately $175 per claim per year, which equals approximately $164,325 in total per year.

History of Operations

Most of the Proteus Claims are located within close proximity (50 mile radius) of the Cotter uranium mill located in Cañon City. This mill suspended operation in 2001 and is currently in the process of refurbishment. It is anticipated that the mill will be opening again in early 2010. Virtually all of the claims have been previously owned, drilled or worked on by one of the major uranium companies that operated in the area during the last uranium boom that took place in the late 1970s and early 1980s. These companies include: Union Carbide, Cypress Mining, Urania, Westinghouse and Cotter Corporation.

Present Condition of the Property and Current State of Exploration

We have opened a field office in Cañon City staffed by a project manager and have engaged the services of several experienced consultants in the areas of geology, geophysics, surveying and staking.

Upon acquisition of the claims, our intended plan of operation is as described below.

As a result of the large number of claims comprising the Proteus Claims, we intend to carry out early stage geophysics, mapping, sampling and drill programs on certain of the claims to bring them to a level of knowledge where they can be joint-ventured or sufficient funding raised to complete feasibility studies.

In particular, over the next 12 months beginning September 2007, we intend to carry out the following actions with respect to the Proteus Claims:

  Fly an airborne geophysical survey to define limits to potentially mineralized palaeo-channels and locate surface uranium anomalies.

  Carry out a 3 phase drill program on the Alpha, Beta, Gamma and Elk uranium claims (which form part of the Proteus Claims), where previous exploration work has shown the presence of significant uranium mineralization. This property is in the same geological setting as the nearby Hansen ore-body which is reported to contain 30 million pounds of U3O8 at 0.02grade. This program is designed to cost approximately $650,000.

  Continue to seek out old reports and drill data to enhance the value of the existing portfolio of properties.

Geology

The Proteus Claims focuses primarily on roll front uranium deposits hosted in Oligocene Tallahassee Creek Conglomerate, the Eocene Echo Park Formation and Wall Mountain Pass Formations. These formations represent fluvial and/or or alluvial deposits, laid down in palaeochannels. The palaeochannel sediments were deposited on older Precambrian granites. This area is in the same geological setting as the nearby Hansen ore-body.

In addition, we have optioned approximately 500 claims that are held in the Kenosha Pass area grouped into several separate properties. These additional claims will form part of the Proteus Claims. The properties cover a number of old open pit and underground workings. This group of claims is the only one that targets primary uranium mineralization, as opposed to the tertiary palaeochannels. This mineralization is hosted by the Swan Dike Formation and is high grade pitchblende associated with hydrothermal veins in intrusive.

In addition to the specific plan of operations for the individual properties, we also intend over the next 12 months, beginning September 2007, to continue to identify and stake other properties that were previously owned and partially developed by the major uranium companies in the 1970s. To date, a further 600 claims have been identified in the region of the Proteus Claims and we anticipate that staking will commence by the end of the summer. This will cost approximately $500,000 in staking costs and fees payable to the State of Colorado and Bureau of land Management (BLM).

Glossary of Technical Terms

Term	Definition
Autunite	A radioactive, yellow, greenish fluorescent mineral characterized by high uranium content and that is used as uranium ore.
Aphebian	A time period within the Precambrian era; (between 2.5 and 1.8 billion years ago)
Archean	The period in Earth's history between 2.5 billion years ago and 4.0 billion years ago
Anticlinal	A plane of growth or development at right angles to the nearest surface
Biotite
A widely distributed rock-forming mineral of the mica group. It is generally black, dark brown, or dark green and forms a component of crystalline rocks (either as an original crystal in igneous rocks, or as a product of metamorphic origin in gneisses and schists) or a detrital component of sedimentary rocks

Braided stream or braided stream channels.
A network of small channels separated by small and often temporary islands called braid bars. Braided streams are common wherever a drastic reduction in water flow causes the rapid deposition of the stream's sediment load. Braided channels are also typical of river deltas and areas of high erosion.

Extrusive	A body of igneous rock that has crystallized from a molten magma below the surface
Granite	A commonly occurring variety of intrusive igneous rock.
Ground Scintillation	A method of uranium prospecting that employs a scintillation counter, a specialized instrument for detecting the presence of radioactive minerals.
Gummite	A yellow amorphous mineral composed of uranium minerals, oxides, silicates, hydrates and hydrous oxides of uranium, derived from the alteration of uraninite. It is named for its gum-like consistency.

Intrusive	A body of igneous rock that has crystallized from a molten magma below the surface.
Igneous	A body of rock that has crystallized from a molten magma.
Eocene	A geologic period that extends between 55 and 34 million years ago.
Fluviatile	Living in rivers
Graben	An elongate crustal block that is relatively depressed (downdropped) between two fault systems.
Geochemical survey	A sampling program focusing on trace elements that are commonly found associated with mineral deposits. Common trace elements for gold are mercury, arsenic, and antimony.
Geologic mapping	The process of mapping geologic formations, associated rock characteristics and structural features.
Geophysical	The study of the earth by quantitative physical methods.
Geophysical survey	The systematic measurement of electrical, gravity, seismic, magnetic, or other properties as a tool to help identify rock type(s), faults, structures and minerals.
Metamorphic rock	Re-existing rock that has been physically changed by temperature, pressure, shearing stress, or chemical environment, generally at depth in the Earth’s crust.
Oligocene	A geologic period that extends between 34 million to 23 million years ago.
Orthoquartzites	Sandstone may be converted to quartzite by precipitation of silica from waters below the Earth's surface; such rocks are called orthoquartzites
Pitchblende	Common form of uraninite, a uranium rich mineral.
Proterozoic
The Proterozoic (also called the Cryptozoic) was an eon in geological time that lasted from 2.5 billion years ago to 540 million years ago. During the Proterozoic Eon, the first multicellular life evolved, including colonial algae, solf-bodied invertebrates, and sponges.

Pyroclastic	An adjective used to describe rock materials formed by fragmentation as a result of volcanic action
Quartz Monzonite	A rock enriched in lighter elements formed when molten rock (magma) cools and solidifies.
Rhyolite	A commonly occurring variety of extrusive igneous rock.
Sediment	Any particulate matter that can be transported by fluid flow and which eventually is deposited as a layer of solid particles on the bed or bottom of a body of water or other liquid.
Shale
Shale is a fine-grained sedimentary rock whose original constituents were clays or muds. It is characterized by thin laminae breaking with an irregular curving fracture, often splintery, and parallel to the often indistinguishable bedding planes. Non-fissile rocks of similar composition but made of particles smaller than 1/16 mm are mudstones. Rocks with similar particle sizes but with less clay and therefore grittier are siltstones.

Strata	Layers of sediment or layers of sedimentary rock.
Tertiary	A geological period that extends approximately 65 million to 1.8 million years ago.
Uraninite	A black, uranium-rich mineral that also contains lead and rare earths.
U3O8	A uranium feedstock ore that contains dirt and other rocks. It is for all subsequent uranium processing and applications.
Uranophane	A yellow, radioactive mineral composed of uranium and silica that forms from the oxidation of uranium bearing minerals.
Wall Mountain Tuff	A type of rock formed from volcanic ash ejected from vents during a volcanic eruption and forming on mountain walls.

Item 3.	Legal Proceedings

We are not aware of any pending or threatened legal proceedings which involve us or any of our properties or subsidiaries.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "BUKX.OB". The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock began quotation on the OTC Bulletin Board on May 8, 2007. From May 8, 2007 to May 31, 2007 the lowest price of our common shares as quoted on the OTC Bulletin Board was $0.30 and the highest price was $0.70. On August 29, 2007, the high price of our common stock was $1.00 and the low price of our common stock was $0.60. As of August 29, 2007 we had 38,882,250 shares of common stock outstanding, outstanding warrants to purchase 4,000,000 common shares for a period of two years at an exercise price of 30 cents during the first year and 35 cents during the second year, and 3,000,000 shares at an exercise price of $1.00 per share exercisable for a period of two years from the date of issuance or 5 business days after our common stock trades at least once per day on the OTC Bulletin Board at a price equal to or above $1.25 per share for seven consecutive trading days. As at August 29, 2007, there are approximately 70 stockholders of record.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plans

As at May 31, 2007 we had no equity compensation plan in place.

Recent Sales of Unregistered Securities

Since inception on April 4, 2006 to August 29, 2007, we have completed the following sales of unregistered securities:

  On September 28, 2006, we issued 120,000 shares of common stock at $0.10 per share as compensation for services of our transfer agent, Island Capital Management LLC dba Island Stock Transfer. The shares issued to our transfer agent, US shareholder, were exempt from registration pursuant to Section 4(2) of the Securities Act.

  On May 8, 2006, we issued 20,000,000 shares of common stock to our director, C. Robin Relph at $0.0001 per share.

  On May 20, 2006, we issued 1,000,000 shares of common stock to Shelley Miller in exchange for cash at $0.0001 per share.

  On May 26, 2006, we issued 1,000,000 shares of common stock to Aran Asset Management SA in exchange for cash at $0.0001 per share.

  On July 1, 2006, we issued an aggregate of 527,250 shares of common stock in exchange for cash at $0.10 per share to investors outside of the US.

  On August 8, 2006, we issued 1,000,000 shares of our common stock at $0.10 to each of (i) Elite Vantage Development Limited, in Hong Kong, and (ii) Henry Tam in partial payment for the purchase of 100% of the right, title and interest, subject to a 2% smelter return, to a mineral claim our the Simpson Island Property. We paid $45,125 to complete the purchase of the mineral claim.

  On May 7, 2007 we issued 200,000 shares at a price of $0.10 per share to our corporate counsel, Penny Green of Bacchus Law Group, as a gratuitous bonus in relation to her provision of services to us. We signed a Certificate of Independent Legal Advice dated May 7, 2007 in relation to this issuance.

  On May 7, 2007 we issued 20,000 shares to a non-US investor for cash at $0.10 per share. On this date, we also entered into a Management Agreement with Christopher Robin Relph, under which inter alia we have granted Christopher Robin Relph an Option to Purchase 2,000,000 shares at a price of US$0.10. The options have an expiry date of May 7, 2010.

  On May 11, 2007 we issued 6,000,000 common shares at a price of $0.10 per share to two non-US individuals. The shares were issued a) pursuant to the agreement we entered into on May 9, 2007 relating to the acquisition of the mining claims located in Teller County, Colorado, and b) in lieu of a finder’s fee related to the mineral claims agreement.

  On May 16, 2007 we sold a non-brokered private placement of 4,300,000 units at a price of $0.25 per unit, raising a total of $1,075,000. Each unit consists of one common share and one non-transferable share purchase warrant for the purchase of one further common share within two years at the price of $0.30 cents per share in year one and $0.35 cents per share in year two. The units have been placed with various European investors. The funds have been or will be used for the purchase of the High Park mineral claims, unallocated working capital, and exploration programs. We paid a finder's fee to a third party of 215,000 shares of our common stock at fair market value of $0.25 per share equal to 5% of that private placement.

  On August 10, 2007 we issued 14 non-US investors 3,500,000 units at a price of $0.50 per unit for gross proceeds of $1,750,000. Each unit consists of one common share and one non-transferable share purchase warrant. Each warrant can be exercisable at $1.00 per share for a period of two years from the date of issuance or 5 business days after our common stock trades at least once per day on the OTC Bulletin Board at a price equal to or above $1.25 per share for seven consecutive trading days. We paid $175,000 to Aran Asset Management SA as commission.

With respect to the unregistered sales made, we relied on Regulation S of the Securities Act of 1933, as amended. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

As of May 31, 2007, other than the above mentioned transactions, we did not sell any other securities.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Prospectus. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

We are a development stage company. Although we have generated revenues we have incurred significant operating losses from operations. We will need additional financing to sustain operations. Our auditors have issued us with a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. Our only source of cash at this time is investments by others in our company. We must raise cash to implement our plan of operation.

Results of operations

Lack of Revenues

Since our inception on April 4, 2006 to May 31, 2007, we had not yet earned any revenues. As of May 31, 2007, we had an accumulated deficit of $1,670,365. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our May 31, 2007 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From April 4, 2006 (date of inception) to May 31, 2007, our total expenses were $1,669,438. The major components of our expenses for this period consist of $1,345,125 for impairment of mineral property costs; general and administrative expenses of $228,400; professional fees of $93,521, and $2,392 in other mineral property costs.

Total expenses for the year ended May 31, 2007 were $1,663,022 including $1,345,125 for impairment of mineral property costs; $226,792 in general and administrative expenses; $88,713 in professional fees; and $2,392 in mineral property costs.

On August 8, 2006, we acquired a 100% interest in two mineral claims located in the Northwest Territories for consideration of $245,125 payable as to $45, 125 in cash, and 2,000,000 common shares, with a fair value of $200,000. On May 9, 2007 we entered into a purchase agreement with Pikes Peak Resources, Inc. for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims is one million dollars payable as to $500,000 cash and 5,000,000 shares of the common stock with a fair value of $500,000. As these properties have not been determined whether there are proven or probable reserves on the properties, we has recognized an impairment loss of $1,345,125 of mineral property acquisition costs for the year ended May 31, 2007.

Our professional fees consisted primarily of legal, accounting and auditing fees. Our other administrative expenses consist of consulting fees, foreign exchange loss, mineral property costs, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs, and office equipment.

Net Loss

For the year ended May 31, 2007 we incurred net loss of $1,663,949. From April 4, 2006 (date of inception) to May 31, 2007, we incurred an aggregate net loss of $1,670,365. The loss was primarily due to increased impairment of mineral property costs, legal fees, consulting fees and general and administrative costs associated with a new company that has not yet earned any revenues. We expect to continue to incur losses over the next two years.

Liquidity and Capital Resources

As of May 31, 2007, we had cash of $456,274 in our bank accounts and a working capital surplus of $428,559. This is a significant increase from our cash position the previous year, at May 31, 2006, when we had $13,837 in our bank accounts. As of May 31, 2007, our account payable was $12,462 and total liabilities were $55,952. Our net loss per share was $0.06 for the year end May 31, 2007.

Our net loss of $1,663,949 from April 4, 2006 (date of inception) to May 31, 2007 was mostly funded by a combination of private placements, and loans. During the year ended May 31, 2007 we raised $1,119,375 from the sale of our common stock.

We used net cash of $545,125 in investing activities and net cash of $162,258 in operating activities, for the year ending May 31, 2007. We received net cash of $1,149,820 from financing activities for the year ending May 31, 2007. For the year ending May 31, 2007, our monthly cash requirement was approximately $58,948 in operating and investing activities. As of May 31, 2007, we had cash of $456,274 which will cover our costs for approximately 7 months according to our current monthly burn rate.

We expect that our total expenses will increase over the next year as we increase our business operations and seek additional mineral interests. We have not been able to reach the break-even point since our inception on April 4, 2006 and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year.

We estimate that over the next 12 months (beginning September 2007) we will spend approximately $11,995,325 on the following costs:

Description	Cost ($)
Payment towards acquisition of High Parks Claims	2,900,000
Exploration of High Parks Claims	780,000
Payment towards acquisition of Proteus Claims	6,300,000
Exploration of Proteus Claims	800,000

Maintenance fees for the Proteus Claims	164,325
Exploration of Simpson Island Claims	356,000
Acquisition of further mineral claims	500,000
Professional Fees	60,000
Transfer Agent Fees	3,000
Consulting Expenses	120,000
General and Administrative Expenses	12,000
TOTAL	11,995,325

On February 19, 2007, we issued a promissory note in exchange for proceeds of $23,362 in the form of an unsecured loan, bearing interest at 1% per month with no repayment terms. During the year ended May 31, 2007, interest expense of $137 relating to the note was accrued.

In addition, as of May 31, 2007, we are indebted to our President for $10,172 (2006 - $6,089), representing cash proceeds for our financing operations; and we are indebted to a company with a common director, for $3,500 (2006 - $500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms

From April 4, 2006 (date of inception) to May 31, 2007, we raised $1,121,575 in cash from equity financing.

On August 10, 2007 we sold a private placement of 3,500,000 units, at a price of $0.50 per unit, raising a total of $1,750,000. Each unit consists of one common share, and one non-transferable warrant to purchase one common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years after the date it was issued or after five business days following the seventh consecutive trading day on which our common stock trades at least once on the OTC Bulletin Board at a price equal to or above $1.25 per share.

The independent certified public accountant has stated in their report included in our financial statements below that our recurring losses raise substantial doubts about our ability to continue as a going concern, and we are dependent upon management's ability to develop profitable operations.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer any drilling programs pending our obtaining additional financing. Given our plan to scale back our operations if we do not achieve additional financing, we anticipate that our current cash and working capital will be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Future Financings

We will require additional financing in order to proceed with the exploration of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We have just completed a private placement of 3,500,000 units, at a price of $0.50 per unit, raising a total of $1,750,000. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings.

Inflation

The effect of inflation on our revenue and operating results was not significant.

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

Mineral Property Costs

We have been in the exploration stage since its inception on April 4, 2006 and have not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Off-Balance Sheet Arrangements

As of May 31, 2007, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 7.	Financial Statements

Our fiscal year end is May 31. We will provide audited financial statements to our stockholders on an annual basis. Our audited financial statements as of May 31, 2007 follow as pages F-1 through F-18.

Buckingham Exploration Inc.
(An Exploration Stage Company)
May 31, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Buckingham Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended May 31, 2007, for the period from April 4, 2006 (Date of Inception) to May 31, 2006, and accumulated from April 4, 2006 (Date of Inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended May 31, 2007, for the period from April 4, 2006 (Date of Inception) to May 31, 2006, and accumulated from April 4, 2006 (Date of Inception) to May 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred an operating loss since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 22, 2007

(The accompanying notes are an integral part of these financial statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31,	May 31,
	2007	2006
	$	$

ASSETS

Current Assets
Cash	456,274	13,837
Other receivables	22,112	-
Prepaid expenses	6,125	-
Total Assets	484,511	13,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	12,462	-
Accrued liabilities	6,456	1,114
Due to related parties (Note 5)	13,672	6,589
Note payable (Note 4)	23,362	-
Total Liabilities	55,952	7,703

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Equity

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	-	–
Common Stock, 80,000,000 shares authorized, $0.0001 par value
35,382,250 and 22,000,000 shares issued and outstanding	3,538	2,200
Additional Paid-in Capital	2,095,386	-
Common Stock Subscribed (Note 6)	-	10,350
Deficit Accumulated During the Exploration Stage	(1,670,365)	(6,416)
Total Stockholders’ Equity	428,559	6,134
Total Liabilities and Stockholders’ Equity	484,511	13,837

(The accompanying notes are an integral part of these financial statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

		For the period	Accumulated
		from April 4,	from April 4,
	Year Ended	2006 (Date of	2006 (Date of
	May 31,	Inception) to	Inception) to
	2007	May 31, 2006	May 31, 2007
	$	$	$

Revenue	-	-	-

Expenses

General and administrative (1)	226,792	1,608	228,400
Impairment of mineral property costs (Note 4)	1,345,125	-	1,345,125
Mineral property costs	2,392	-	2,392
Professional fees	88,713	4,808	93,521

Total Expenses	1,663,022	6,416	1,669,438

Other (Income) Expenses

Interest income	(560)	-	(560)
Interest expense	1,487	-	1,487

Net Loss	(1,663,949)	(6,416)	(1,670,365)

Net Loss Per Share – Basic and Diluted	(0.06)	-	-

Weighted Average Shares Outstanding	27,186,000	8,351,000

(1) Stock based compensation included as follows:
General and administrative expenses	134,999	-	134,999

(The accompanying notes are an integral part of these financial statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

		For the period	Accumulated
		from April 4, 2006	from April 4, 2006
		(Date of	(Date of
		Inception) to May	Inception)
	May 31, 2007	31, 2006	to May 31, 2007
	$	$	$

Operating Activities
Net loss	(1,663,949)	(6,416)	(1,670,365)

Adjustments to reconcile net loss to net cash used in
operating activities
Impairment of mineral property costs	1,345,125	-	1,345,125
Stock based compensation	134,999	-	134,999
Common shares issued for services	32,000	-	32,000

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	17,804	1,114	18,918
Other receivables	(22,112)	-	(22,112)
Prepaid expenses	(6,125)	-	(6,125)
Due to related parties	-	1,589	1,589
Net Cash Used in Operating Activities	(162,258)	(3,713)	(165,971)

Investing Activities
Acquisition of mineral properties	(545,125)	-	(545,125)
Net Cash Used in Investing Activities	(545,125)	-	(545,125)

Financing Activities
Advance from a related party	7,083	5,000	12,083
Note payable	23,362	-	23,362
Proceeds from common stock subscriptions	-	10,350	10,350
Proceeds from the issuance of common stock	1,119,375	2,200	1,121,575
Net Cash Provided by Financing Activities	1,149,820	17,550	1,167,370
Increase In Cash	442,437	13,837	456,274
Cash - Beginning of Year	13,837	–	–
Cash – End of Year	456,274	13,837	456,274

Non-Cash Investing and Financing Activities:
Common stock issued for mineral property	700,000	-
acquisitions
Common stock issued for mineral property acquisition
finders fee	100,000	-

Supplemental Disclosures
Interest paid	1,487	-
Income tax paid	-	-

(The accompanying notes are an integral part of these financial statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from April 4, 2006 (Date of Inception) to May 31, 2007
(Expressed in US dollars)

					Deficit
					Accumulated
			Common	Additional	During the
			Stock	Paid-Up	Exploration
	Shares	Amount	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$

Balance – April 4, 2006 (Date of Inception)	-	-	-	-	-	-

May 8, 2006 – issuance of common shares for
cash proceeds at $0.0001 per share	20,000,000	2,000	-	-	-	2,000

May 20, 2006 – issuance of common shares for				-
cash proceeds at $0.0001 per share	1,000,000	100	-		-	100

May 26, 2006 – issuance of common shares for
cash proceeds at $0.0001 per share	1,000,000	100	-	-	-	100

May 31, 2006 – common shares subscribed at
$0.10 per share	-	-	10,350	-	-	10,350

Net loss for the period	-	-	-	-	(6,416)	(6,416)

Balance – May 31, 2006	22,000,000	2,200	10,350	-	(6,416)	6,134

July 1, 2006 – issuance of common shares for
cash proceeds at $0.10 per share	527,250	53	(10,350)	52,672	-	42,375

August 8, 2006 – issuance of common shares
for acquisition of mineral property at $0.10 per
share	2,000,000	200	-	199,800	-	200,000

September 28, 2006 – issuance of common
shares for transfer agent expenses at $0.10 per
share	120,000	12	-	11,988	-	12,000

May 7, 2006 – issuance of common shares for
proceeds cash at $0.10 per share	20,000	2	-	1,998	-	2,000

May 7, 2007 – issuance of common shares for
legal fees at $0.10 per share	200,000	20	-	19,980	-	20,000

May 7, 2007 – issuance of common shares for
acquisition of mineral property at $0.10 per
share	5,000,000	500	-	499,500	-	500,000

May 11, 2007 – issuance of common shares for
mineral property finders fee at $0.10 per share	1,000,000	100	-	99,900	-	100,000

May 16, 2007 – issuance of common shares for
cash proceeds at $0.25 per share	4,300,000	430	-	1,074,570	-	1,075,000

May 16, 2007 – issuance of common shares for
finders fee at $0.25 per share	215,000	21	-	53,729	-	53,750

Stock-based compensation	-	-	-	134,999	-	134,999

Share issuance expenses	-	-	-	(53,750)	-	(53,750)

Net loss for the year	-	-	-	-	(1,663,949)	(1,663,949)

Balance – May 31, 2007	35,382,250	3,538	-	2,095,386	(1,670,365)	428,559

(The accompanying notes are an integral part of these financial statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Period Ended May 31, 2007
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Buckingham Exploration Inc. (the “Company”) was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2007, the Company has an accumulated loss of $1,670,365. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On December 12, 2006, the Company filed and amended SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective December 22, 2006 to register 3,047,250 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds on the resale of common stock by existing shareholders.

On August 10, 2007, the Company sold a private placement of 3.5 million units at a price of $0.50 per unit, raising a total of $1,750,000. Each unit consists of one common share and one non-transferable warrant to purchase of one further common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the NASDAQ operated OTC Bulletin Board at a price equal to or above $1.25 per share.

2.	Summary of Significant Accounting Policies

	(a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned subsidiary, Hyde Park Uranium, Inc. All intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

	(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses, stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Period Ended May 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Basic and Diluted Net Income (Loss) Per Share

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

	(d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	(f)	Mineral Property Costs

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

	(g)	Long-Lived Assets

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

	(h)	Financial Instruments

The fair value of financial instruments, which include cash, other receivables, accounts payable, accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Period Ended May 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	(i)	Income Taxes

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

	(i)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments”, using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	(j)	Foreign Currency Translation

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

	(l)	Recent Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Period Ended May 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(m) Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

3.	Mineral Property

On August 8, 2006, the Company acquired a 100% interest in two mineral claims located in the Northwest Territories for consideration of $245,125 payable as to $45,125 (CDN$50,000) cash, and 2,000,000 common shares, with a fair value of $200,000. The mineral claims are subject to a 2% net smelter return. The Company has the option to acquire up to an additional 1% of the net smelter royalty for proceeds of $902,500 throughout the life of the agreement. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $245,125 of mineral property acquisition costs for the year ended May 31, 2007.

On May 9, 2007 the Company entered into a purchase agreement with Pikes Peak Resources, Inc., a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims is one million dollars payable as to $500,000 cash and 5,000,000 shares of the common stock with a fair value of $500,000. Pikes Peak Resources, Inc. will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company will also reimburse $3,700 to Pikes Peak Resources, Inc. for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes Peak Resources, Inc. at prevailing market price up to $150,000 for any taxes payable by Pikes Peak Resources, Inc. as a result of the transaction. Pikes Peak Resources, Inc. shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $1,100,000 of mineral property acquisition costs for the year ended May 31, 2007.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Period Ended May 31, 2007
(Expressed in US dollars)

4.	Note Payable

On February 19, 2007, the Company issued a promissory note in exchange for proceeds of $23,362 (CDN$25,000) in the form of an unsecured loan, bearing interest at 1% per month with no repayment terms. During the year ended May 31, 2007, interest expense of $137 relating to the note was accrued.

5.	Related Party Transactions

(a)

During the year ended May 31, 2007, the Company incurred $34,500 (2006 - $1,000) for management services provided by the President of the Company, and $3,000 (2006 - $500) for rent provided by a related company which has a common director.

(b)

At May 31, 2007, the Company is indebted to the President of the Company for $10,172 (2006 - $6,089), representing cash proceeds and expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and have no repayment terms.

	(c)	At May 31, 2007, the Company is indebted to a company with a common director for $3,500 (2006 - $500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

	(d)	On May 7, 2007, the Company granted 2,000,000 stock options to the President of the Company. Refer to Note 6.

6.	Common Shares

	(a)	On May 8, 2006, the Company issued 20,000,000 shares of common stock at a price of $0.0001 per share to the President of the Company for cash proceeds of $2,000.

	(b)	On May 20, 2006, the Company issued 1,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $100.

	(c)	On May 26, 2006, the Company issued 1,000,000 shares of common stock at a price of $0.0001 per share for cash proceeds of $100.

(d)

During the period ended May 31, 2006, the Company accepted stock subscriptions for 103,500 shares of common stock at a price of $0.10 per share for cash proceeds of $10,350. These shares were issued on July 1, 2006.

	(e)	On July 1, 2006, the Company issued 423,750 shares of common stock at a price of $0.10 per share for cash proceeds of $42,375.

	(f)	On August 8, 2006, the Company issued 2,000,000 shares of common stock at a price of $0.10 per share in lieu of purchase price of a mineral claim of $200,000.

	(g)	On September 28, 2006, the Company issued 120,000 shares of common stock at a price of $0.10 per share in lieu of transfer agent’s fee of $12,000.

	(h)	On May 7, 2007, the Company issued 20,000 shares of common stock at a price of $0.10 per share for cash proceeds of $2,000.

	(i)	On May 7, 2007, the Company issued 200,000 shares of common stock at a price of $0.10 per share in lieu of legal fees of $20,000.

	(j)	On May 11, 2007, the Company issued 5,000,000 shares of common stock at a price of $0.10 per share in lieu of purchase price of mineral claim of $500,000.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Period Ended May 31, 2007
(Expressed in US dollars)

6.	Common Shares (continued)

	(k)	On May 11, 2007, the Company issued 1,000,000 shares of common stock at a price of $0.10 per share in lieu of a finder’s fee of $100,000 in respect of the mineral property.

	(l)	On May 16, 2007, the Company issued 215,000 shares of common stock at a price of $0.10 per share in lieu of a finder’s fee of $57,350 in respect of the private placement.

(m)

On May 16, 2007, the Company issued 4,300,000 shares of common stock and 4,300,000 warrants to purchase an additional 4,300,000 shares of common stock in a private placement at a price of $0.25 per share for cash proceeds of $1,075,000. Under the terms of the private placement, the warrants entitle the holder to exercise each warrant at $0.30 per share on or before May 15, 2008, and at $0.35 per share between May 16, 2008 and May 15, 2009, the expiration date of the warrants.

7.	Stock Options

The following is a summary of the stock option activity during the years ended May 31, 2007 and 2006:

2007

Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Balance, beginning of year	-	$-

Granted	2,000,000	0.10
Exercised	-	-
Expired	-	-

Balance, end of year	2,000,000	$0.10

The following is a summary of the status of stock options outstanding and exercisable at May 31, 2007:

Weighted
Number	Average	Remaining
Of	Exercise	Contractual
Options	Price	Life

2,000,000	$ 0.10	3 years

The weighted average assumptions used in calculating the fair value of stock options granted during the year ended May 31, 2007 using the Black-Scholes option pricing model are as follows:

2007
Risk-Free Interest Rate	4.46%
Expected Life of the Options	3 years
Expected Volatility of the Options	108%
Expected Dividend Yield	0.00%
Weighted-Average Fair Value at Grant Date	$0.10

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Period Ended May 31, 2007
(Expressed in US dollars)

7.	Stock Options (continued)

The total fair value of the 2,000,000 options granted during the year ended May 31, 2007 was $134,999 (2006 - $nil) based on the Black-Scholes option pricing model, which was charged to operations. As at May 31, 2007, the aggregate intrinsic value of the stock options were $780,000. The company had no unvested options outstanding at May 31, 2007.

8.	Warrants

The following is a summary of the warrant activity during the years ended May 31, 2007:

2007
Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Balance, beginning of year	-	$-

Granted	4,300,000	0.325
Exercised	-	-
Expired	-	-

Balance, end of year	4,300,000	$0.325

The warrants were granted on May 16, 2007 as part of the private placement, as disclosed in Note 6(m).

The following is a summary of the warrants outstanding at May 31, 2007:

Number	Weighted	Expiry
Of Warrants	Average	Date
Exercise
Price

4,300,000	$ 0.325	May 15, 2009

9.	Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $188,741, of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2027. For the years ended May 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $63,814 and $2,246, respectively.

The components of the net deferred tax asset at May 31, 2007 and 2006, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	May 31, 2007	May 31, 2006
	$	$

Statutory rate	35%	35%

Computed expected tax (recovery)	(582,382)	(2,246)
Non-deductible expenses	518,568	–
Change in valuation allowance	63,814	2,246

Reported income taxes	–	–

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Period Ended May 31, 2007
(Expressed in US dollars)

9.	Income Taxes (continued)

	May 31, 2007	May 31, 2006
	$	$

Deferred tax asset
- Net operating loss carryforwards	66,060	2,246
- Less valuation allowance	(66,060)	(2,246)

Net deferred tax asset	–	–

The Company has incurred operating losses of approximately $66,060 which, if unutilized, will expire through to 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

		Expiration
		Date of
		Income Tax
		Operating
	Net	Loss Carry
	Loss	Forwards

2006	2,246	2026
2007	63,814	2027

Total Income Tax Loss Carryforward	$66,060

10.	Commitments

(a)

On May 7, 2007, the Company entered into a Management Agreement (the “Agreement”) with the President of the Company for management services. Per the Agreement, the Company is required to pay $10,000 per month, commencing May 7, 2007, and will remain in effect on month-to-month basis until terminated by either party giving 14 days notice.

(b)

On April 15, 2006 the company entered into a commercial lease agreement to lease premises from a related party at the rate of $250 per month. The lease terminates on December 31, 2007. The Company has recorded rent expense of $3,000 for the year ended May 31, 2007.

11.	Subsequent Events

(a)

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the Option Agreement, the Company must make an option payment of $100,000 to acquire the surface and mineral estates over 265 acres (paid on July 27, 2007), with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay the Seller a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property.

(b)

On August 10, 2007, the Company sold a private placement of 3.5 million units at a price of $0.50 per unit, raising a total of $1,750,000. Each unit consists of one common share and one non-transferable warrant to purchase of one further common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the NASDAQ operated OTC Bulletin Board at a price equal to or above $1.25 per share.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The accounting firm of Manning Elliott LLP, Certified Public Accountants, audited our consolidated financial statements for the year ended May 31, 2007. Since inception, we have had no changes in or disagreements with our auditors.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2007, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During our fiscal year ended May 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

According to our bylaws, the authorized number of directors of the corporation shall be not less than one and no more than fifteen and shall be set by resolution of the Board of Directors.

Our current director and officer is:

Name	Age	Position

C. Robin Relph	58	Director, President, Chief Executive Officer, Chief Financial Officer Treasurer, Principal Accounting Officer

Robin Relph will serve as a director until our next annual shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

C. Robin Relph, Director, President, CEO and CFO

Mr. Relph was our founder and has been our President and sole director since April 4, 2006. From May 2002 to the present, Mr. Relph's principal occupation has been acting as the President of Garuda Capital Corp., a company in the business of mining and chocolate manufacturing, quoted under the symbol GRUA.OB. Also for the past five years, Mr. Relph has been the managing director of Buckingham Securities Ltd., an investment company in London, UK. As a former member of various international stock exchanges and the London Life Market, Mr. Relph has considerable experience in public companies affairs, fund raising and deal structuring. Mr. Relph is a Director of Garuda Capital Corp., a public company quoted under the symbol GRUA.PK. Mr. Relph is also Chairman of the Rigpa Foundation, a charitable trust.

Significant Employees

In addition to Mr. Relph, we have engaged the services of several experienced consultants in the areas of geology, geophysics, surveying and staking to assist us with the exploration of our mineral claims. Other than these people, we do not expect any other individuals to make a significant contribution to our business.

No Legal Proceedings

Mr. Relph has not been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to Buckingham’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because it has not yet finalized the content of such a code. Companies whose equity securities are listed for trading on the OTC Bulletin Board are not currently required to do so.

Item 10.	Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer, and to other persons serving as executive officers as of August 29, 2007, whose salary and bonus for Fiscal 2007 year exceeded $100,000 (the “Named Executive Officer”) for the last two completed fiscal years.

Summary Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
C. Robin Relph, CEO (1)	Fiscal 2007	34,500 (2)	Nil	Nil	2,000,000 (3)	Nil	Nil	Nil	34,500
	Fiscal 2006 (4)	1,000	Nil	Nil	Nil	Nil	Nil	Nil	1,000

(1)	C. Robin Relph is our President, CEO, Chief Financial Officer and sole Director.

(2)

Represents management fees paid to Mr. Relph as CEO during Fiscal 2007, at a rate of a) $500 per month from June 1, 2006 to February 28, 2007, and b) $10,000 per month from March 1, 2007 until May 31, 2007 pursuant to a management agreement dated May 7, 2007 (and as further described below). As at May 31, 2007, we are indebted to the Mr. Relph for $10,172 (2006 - $6,089), representing cash proceeds for our financing operations. This amount is unsecured, non-interest bearing, and has no repayment terms.

(3)	Represents 2,000,000 options to purchase shares of our common stock at $0.10 per share. The options expire on May 7, 2010. This option award forms part of Mr. Relph’s management remuneration.

(4)	For the period from inception (April 4, 2006) until May 31, 2006.

Executive Agreements

We have entered into a management agreement with C. Robin Relph dated May 7, 2007 with effect from March 1, 2007 regarding Mr. Relph’s service as President, CEO and Chief Financial Officer. Pursuant to that agreement, Mr. Relph receives remuneration at the rate of $10,000 per month commencing March 1, 2007, payable at the beginning of each month, or accruing as a debt owing by us to Mr. Relph. In addition, Mr. Relph also received 2,000,000 three year options to purchase shares ofour common stock at $0.10 per share. The Compensation payable to Mr. Relph pursuant to the May 7, 2007 management agreement is reflected in the above compensation table.

Prior to the above mentioned agreement, we entered into a management agreement dated April 5, 2006 with C. Robin Relph regarding his services as our Chief Executive Officer, Chief Financial Officer and Principal Account Officer. Pursuant to that agreement, Mr. Relph earned $500 per month commencing April 5, 2006, payable at the beginning of each month.

Option Grants in the Last Fiscal Year

On May 7, 2007, pursuant to the management agreement between us and C. Robin Relph dated May 7, 2007, we issued to Mr. Relph 2,000,000 options to purchase shares of our common stock at $0.10 per share. The options issued to Mr. Relph vested on May 7, 2007 and will expire on May 7, 2010.

Director Compensation

Our sole director, C. Robin Relph did not receive compensation for his service as director other than as listed in the above compensation table.

Director Agreements

We have no standard arrangement pursuant to which our director is compensated for his services in his capacity as director. The board of directors may award special remuneration to any director undertaking any special services.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of August 29, 2007, of our common stock by our director, and by our executive officers and director as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of August 29, 2007, there were 38,882,250 of our common shares issued and outstanding. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Amount and
	Name and Address of	Nature of
Title of Class	Beneficial Owner	Beneficial	Percent of
		Ownership	Class (1)

Common	C. Robin Relph (2) 15 Nebuck House Olde Towne at Sandyport West Bay Street Nassau, Bahamas	10,500,000	27%

Common	Donna Moroney (3) #104 1777 W 13th Ave Vancouver BC V6J 2H2 Canada	100,000	Less than 1%
All Officers and Directors as a Group		10,600,000	27%
Common	Hamersley Management Inc. (4) Pasea Estate, Road Town Tortola British Virgin Islands c/o Sercor Treuhand P.O. Box 749 Vaduz, Liechtenstein	1,850,000	5%
Common	Sharron Levinkind 30-8291 General Currie Road Richmond, British Columbia Canada V6Y 1L9	2,000,000	5%
Common	Mark Orsmond 993 Hampshire Road North Vancouver, British Columbia Canada V7R 1V2	2,000,000	5%
Common	Cocotropolis Inc. (5) 142-757 West Hastings St. Suite 309 Vancouver, British Columbia Canada V6C 1A1	2,000,000	5%
Common	Pikes Peak Resources Inc. (6) Suite 880 -609 Granville Street Vancouver, British Columbia Canada V7V 1G5	5,000,000	13%

(1)	Based on 38,882,250 issued and outstanding shares of common stock as of August 29, 2007.
(2)	C. Robin Relph is a director, President, treasury, CEO and CFO of Buckingham.
(3)	Donna Moroney is the secretary of Buckingham.
(4)	SGRA Holdings AG has management and investment control of Hamersley Management Inc. Thomas Gruber has management and investment control of SGRA Holdings AG.
(5)	Shelley Miller has management and investment control of Cocotropolis Inc. C. Robin Relph is a director.
(6)	Marc Orsmond has management and investment control of Pikes Peak Resources Inc.

Changes in Control

There are currently no arrangements which would result in a change in control of Buckingham.

Equity Compensation Plan

As at August 29, 2007 no securities are authorized for issuance under equity compensation plans, either approved by security holders, or not previously approved by security holders.

Item 12.	Certain Relationships and Related Transactions.

a)

During the year ended May 31, 2007, we incurred $30,000 (2006 - $1,000) for management services provided by our President, and $3,000 (2006 - $500) for rent provided by a related company which has a common director.

b)

At May 31, 2007, we are indebted to our President for $10,172 (2006 - $6,089), representing cash proceeds and expenses paid on behalf of us. These amounts are unsecured, non-interest bearing, and have no repayment terms.

c)	At May 31, 2007, we are indebted to a company with a common director, for $3,500 (2006 - $500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

d)	On May 7, 2007, we granted 2,000,000 stock options to our President for a 3- year term at an exercise price of $0.10 per option.

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

Item 13.	Exhibits.

Exhibit	Exhibit
Number	Description
3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on April 4, 2006 (1)
3.2	Certificate of Correction (1)
3.3	Bylaws (1)
4.1	Instrument Defining the Right of Holders - Form of Share Certificate (1)
10.1	Simpson Island Property Purchase Agreement (1)
10.2	Robin Relph Management Agreement dated April 2006 (1)
10.3	Robin Relph Management Agreement dated May 2007
10.4	Addendum to the Simpson Island Property Purchase Agreement (2)
10.5	Pikes Peak Agreement in respect of High Park Uranium property
10.6	Exploration agreement with option to purchase in respect of High Park Trails property
10.7	Proteus Option Agreement (3)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits on Form SB-2 filed on October 13, 2006.
(2)	Included as exhibits on Form SB-2/A filed on December 12, 2006.
(3)	Included as exhibit on Form 8K filed on August 28, 2007.

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended May 31 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included in our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	May 31,	May 31,
	2007 (1)	2006
Audit Related Fees	$10,950	$0
Tax Fees	0	0
All Other Fees	0	0
Total	$10,950	$0

(1) estimated.

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in Fiscal 2007 and Fiscal 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

/s/ C. Robin Relph
Date: August 30,2007	C. Robin Relph
Director , President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robin Relph	Director , Chief Executive Officer,	August 30, 2007
C. Robin Relph	Chief Financial Officer, Principal Accounting Officer