Form 10QSB
period 2007-08-31
Buckingham Exploration Inc.
filed 2007-10-22
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 17, 2007, the registrant’s outstanding common stock consisted of 40,032,250 shares.

PART I – Financial Information

ITEM 1. Financial Statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
August 31, 2007
(unaudited)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	August 31	May 31,
	2007	2007
	$	$

ASSETS

Current Assets
Cash	189,715	456,274
Other receivables	9,579	22,112
Prepaid expenses	39,401	6,125
Total Current Assets	238,695	484,511

Property and Equipment (Note 4)	42,165	-

Total Assets	280,860	484,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	26,084	12,462
Accrued liabilities	24,240	6,456
Due to related parties (Note 6)	-	13,672
Note payable (Note 5)	23,674	23,362
Total Liabilities	73,998	55,952

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Equity

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	-	-
Common Stock, 80,000,000 shares authorized, $0.0001 par value
38,882,250 and 35,382,250 shares issued and outstanding	3,888	3,538
Additional Paid-in Capital	3,827,218	2,095,386
Deficit Accumulated During the Exploration Stage	(3,624,244)	(1,670,365)
Total Stockholders’ Equity	196,862	428,559
Total Liabilities and Stockholders’ Equity	280,860	484,511

(The accompanying notes are an integral part of these consolidated financial statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

			Accumulated
	Three Months	Three Months	from April 4, 2006
	Ended	Ended	(Date of
	August 31,	August 31,	Inception) to
	2007	2006	August 31, 2007
	$	$	$

Revenue	-	-	-

Expenses
Amortization	2,811	-	2,811
General and administrative (1)	346,346	13,166	574,746
Impairment of mineral property costs (Note 4)	1,475,000	200,000	2,820,125
Mineral property costs	58,960	2,392	61,352
Professional fees	70,736	25,425	164,257
Total Expenses	1,953,853	240,983	3,633,291

Other (Income) Expenses

Interest income	(684)	(313)	(1,244)
Interest expense	710	-	2,197

Net Loss	(1,953,879)	(240,670)	(3,624,244)

Net Loss Per Share – Basic and Diluted	(0.05)	(0.01)	-

Weighted Average Shares Outstanding	36,181,000	22,849,000

(1) Stock based compensation included as follows:
General and administrative expenses	157,182	-	292,181

(The accompanying notes are an integral part of these consolidated financial statements)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated from
	Three Months	Three Months	April 4, 2006 (Date
	Ended August 31,	Ended August 31,	of Inception) to
	2007	2006	August 31, 2007
	$	$	$

Operating Activities
Net loss for the period	(1,963,879)	(240,670)	(3,624,244)

Adjustments to reconcile net loss to net cash used in operating activities
Impairment of mineral property costs	1,475,000	200,000	2,820,125
Amortization	2,811	-	2,811
Stock based compensation	157,182	-	292,181
Common shares issued for services	-	-	32,000

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	31,406	33,295	50,324
Other receivables	12,533	-	(9,579)
Prepaid expenses	(33,276)	(5,000)	(39,401)
Net Cash Used in Operating Activities	(308,223)	(12,375)	(475,783)

Investing Activities
Acquisition of mineral properties	(1,475,000)	(200,000)	(2,020,125)
Acquisition of property and equipment	(44,976)	-	(44,976)
Net Cash Used in Investing Activities	(1,519,976)	(200,000)	(2,065,101)

Financing Activities
Advances from a related party	-	750	16,760
Proceeds from issuance of note payable	-	-	23,362
Proceeds from the issuance of common stock , net	1,575,000	242,375	2,706,925
Repayment of related party advances	(13,672)	(3,088)	(16,760)
Net Cash Provided by Financing Activities	1,561,328	240,037	2,730,287
Effect of Exchange Rate Changes on Cash	312	-	312
(Increase) Decrease In Cash	(266,559)	27,662	189,715
Cash - Beginning of Period	456,274	13,837	–
Cash – End of Period	189,715	41,499	189,715

Non-Cash Investing and Financing Activities:
Common stock issued for mineral property acquisitions	-	-	800,000
Common stock issued for mineral property acquisition finders fee	-	-	100,000

Supplemental Disclosures
Interest paid	710	-	2,197
Income tax paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2007, the Company has an accumulated loss of $3,624,244. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On August 10, 2007, the Company sold a private placement of 3,500,000 units at a price of $0.50 per unit, raising a total of $1,575,000, net of share issuance costs of $175,000. Each unit consists of one common share and one non-transferable warrant to purchase of one further common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the OTCBB at a price equal to or above $1.25 per share.

The Company currently trades on the Over-the-Counted Bulletin Board (OTCBB) under the symbol ‘BUKX.OB’.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation and Consolidation

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

(b)	Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

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

	(d)	Property and Equipment

Office furniture and equipment and motor vehicles are recorded at cost and are amortized at the rate of 25% per annum which will reduce original cost to estimated residual value over the useful life of each asset.

	(e)	Basic and Diluted Net Income (Loss) Per Share

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

	(f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(g)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	(h)	Mineral Property Costs

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

2.	Summary of Significant Accounting Policies (continued)

	(i)	Long-Lived Assets

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

	(j)	Financial Instruments

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

	(k)	Income Taxes

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

	(l)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share- Based Payments”, using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	(m)	Foreign Currency Translation

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

2.	Summary of Significant Accounting Policies (continued)

	(n)	Recent Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

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

(a)

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

(b)

On May 9, 2007, the Company entered into a purchase agreement with Pikes Peak Resources, Inc., a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims is $1,000,000, payable as to $500,000 cash and the issuance of 5,000,000 common shares of the Company with a fair value of $500,000. Pikes Peak Resources, Inc. will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company will also reimburse $3,700 to Pikes Peak Resources, Inc. for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes Peak Resources, Inc. at prevailing market price up to $150,000 for any taxes payable by Pikes Peak Resources, Inc. as a result of the transaction. Pikes Peak Resources, Inc. shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $1,100,000 of mineral property acquisition costs for the year ended May 31, 2007.

(c)

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

(d)

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. As at August 31, 2007, the Company has made payments of $1,375,000 relating to the acquisition of the mining claims and is committed to a future payment of $6,300,000 and issuance of 2,000,000 common shares of the Company prior to November 28, 2007. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $1,375,000 of mineral property acquisition costs. Refer to Note 10(d).

4.	Property and Equipment

	Cost	Accumulated	Net	Net May 31,
		Amortization		2007
	$	$	$	$
Office furniture and equipment	17,913	1,120	16,793	-
Motor Vehicle	27,063	1,691	25,372	-
	44,976	2,811	42,165	-

5.	Note Payable

On February 19, 2007, the Company issued a promissory note in exchange for proceeds of $23,362 (CDN$25,000) in the form of an unsecured loan, bearing interest at 1% per month with no repayment terms. During the period ended August 31, 2007, interest expense of $710 (May 31, 2007 – $137) relating to the note was accrued.

6.	Related Party Transactions

(a)	During the three month period ended August 31, 2007, the Company incurred $30,000 (May 31, 2007 - $34,500) for management services provided by the President of the Company.

(b)

At August 31, 2007, the Company is indebted to the President of the Company for $Nil (May 31, 2007 - $10,172), representing cash proceeds and expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing, and have no repayment terms.

(c)

At August 31, 2007, the Company is indebted to a company with a common director for $Nil (May 31, 2007 - $3,500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

(d)	On May 7, 2007, the Company granted 2,000,000 stock options to the President of the Company. Refer to Note 9.

7.	Common Shares

On August 10, 2007, the Company sold a private placement of 3,500,000 units at a price of $0.50 per unit, raising a total of $1,575,000, net of share issuance costs of $175,000. Each unit consists of one common share and one non-transferable warrant to purchase of one further common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the OTCBB at a price equal to or above $1.25 per share.

8.	Stock Options

The following is a summary of the stock option activity during the period ended August 31, 2007

	August 31, 2007

		Weighted
	Number	Average
	Of	Exercise
	Shares	Price

Balance, beginning of period	2,000,000	$0.10

Granted	1,000,000	0.60
Exercised	-	-
Expired	-	-

Balance, end of period	3,000,000	$0.27

8.	Stock Options (continued)

On August 27, 2007, the Company granted 1,000,000 stock options to Wingspan Foundation (“Wingspan”) as part of the consulting agreement (the “Agreement”), as disclosed in Note 10(b). Under the terms of the Agreement, the stock options are exercisable at $0.60 per option, are immediately vested, and expire two years from the date of the Agreement. The total fair value of the 1,000,000 stock options granted was $157,182 based on the Black Scholes option pricing model, which was charged to operations using the following risk factors:

August 27, 2007
Risk-Free Interest Rate	4.21%
Expected Life of the Options	2 years
Expected Volatility of the Options	41.16%
Expected Dividend Yield	0.00%
Weighted-Average fair Value at Grant Date	$0.60

The following is a summary of the status of stock options outstanding and exercisable at August 31, 2007:

Weighted
Number	Average	Remaining
Of	Exercise	Contractual
Options	Price	Life

2,000,000	$ 0.10	2.75 years
1,000,000	$ 0.60	2.00 years

As at August 31, 2007, the aggregate intrinsic value of outstanding and exercisable stock options was $1,800,000. The company had no unvested options outstanding at August 31, 2007.

9.	Warrants

The following is a summary of the warrant activity during the period ended August 31, 2007:

	August 31, 2007
		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Balance, beginning of period	4,300,000	$0.325

Granted	3,500,000	1.00
Exercised	-	-
Expired	-	-

Balance, end of period	7,800,000	$0.63

On August 10, 2007, the Company granted 3,500,000 share purchase warrants as part of the private placement for an exercise price of $1.00 per warrant, and expiring two years from the date of grant. As at August 31, 2007, no warrants have been exercised.

9.	Warrants (continued)

The following is a summary of the warrants outstanding at August 31, 2007:

Number	Weighted	Expiry
Of Warrants	Average	Date
Exercise
Price

4,300,000	$ 0.325	May 15, 2009
3,500,000	1.00	August 10, 2009

10.	Commitments

(a)

On May 7, 2007, the Company entered into a Management Agreement (the “Agreement”) with the President of the Company for management services. Per the Agreement, the Company is required to pay $10,000 per month, commencing May 7, 2007, and will remain in effect on month-to-month basis until terminated by either party giving 14 days notice.

(b)

On August 27, 2007 the Company entered into a consulting Agreement (the “Agreement”) with Wingspan for operational, financial, management and public relations services. Per the Agreement, the Company is required to pay $10,000 per month, commencing August 27, 2007 and terminating on May 31, 2008 unless terminated by either party providing 30 days notice. In addition, the Company is required to grant 1,000,000 stock options at an exercise price of $0.60 per option, vesting immediately, and exercisable within two years of the date of the signed Agreement. The Agreement is renewable for a further period of one year at the option of the Company.

(c)

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

(d)

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 100% of the outstanding securities of its wholly owned subsidiaries to whom 939 unpatented lode mining claims located in Colorado have been assigned. In consideration for the exclusive option the Company paid Proteus an amount of $250,000. The Company may exercise the option by making all of the following payments of cash and shares to Proteus.

		a.	$1,125,000 to be paid on August 27, 2007 (paid)
		b.	$6,300,000 to be paid by November 28, 2007
		c.	2,000,000 fully paid and non assessable common shares of the Company to be issued by November 28, 2007

If the payments are not made according to the time period set out the option will terminate and be of no further effect.

The claims are subject to net returns royalty of two percent of the proceeds of minerals mined and sold and an option of Pikes Peak Energy LLC to purchase any of the claims for $550 per claim after receiving notice of the intention to abandon any claim.

As at August 31, 2007, the Company has paid $1,375,000 in relation to the option agreement. Refer to Note 3.

10.	Commitments (continued)

(e)

On April 15, 2006, the Company entered into a commercial lease agreement to lease premises from a related party at the rate of $250 per month. The lease terminates on December 31, 2007. The Company has recorded rent expense of $1,500 for the period ended August 31, 2007 (May 31, 2007 - $3,000).

	(f)	On August 1, 2007, the Company entered into a commercial lease agreement to lease premises at the rate of $1,073 per month. The lease terminates on July 31, 2008.

	(g)	On July 27, 2007, the Company entered into a residential lease agreement to lease premises at the rate of $900 per month. The lease terminates on July 31, 2008.

11.	Subsequent Events

(a)
On September 14, 2007, the Company entered into a Business Development Agreement (the “Agreement”) to manage, report and supervise all activities and field work of the Canon City office. Per the agreement the Company is required to pay $2,500 per month commencing September 17, 2007, and terminating September 18, 2008, with an automatic six month renewal period.

(b)
On September 18, 2007, the Company issued 650,000 units of a private placement at $0.50 per unit for gross proceeds of $325,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share of the Company at $1.00 per common share within the earlier of two years from the closing date of the private placement or after five business days after the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

(c)
On October 15, 2007, the Company issued 500,000 units of a private placement at $0.50 per unit for gross proceeds of $250,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase on additional common share of the Company at $1.00 per common share within the earlier of September 30, 2009, or after five business days after the earlier of September 30, 2009, or after five business days after the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

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

We have earned no revenues and have sustained operational losses since inception, as well as an accumulated shareholder deficit. As of August 31, 2007, we had net losses since inception (April 4, 2006) in the amount of $3,624,244. We do not expect to generate significant revenues in the next two years. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims.

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

Mineral Properties

We are engaged in the acquisition and exploration of mineral resources with a focus on the exploration of uranium properties in North America. Currently, we own two mineral interests in the Northwest Territories of Canada and Teller County, Colorado. We also hold options to purchase additional mining claims and land in Colorado. Our mineral and land interests are as follows:

Name of Property	Location	Nature of Interest	Status
Simpson Island Property	Simpson Island, Northwest Territories, Canada	100% of the right, title and interest, subject to a 2% net smelter return	No permit required for small scale exploratory drilling. Additional permission required for large scale drilling
High Park Uranium Property	Teller County, Colorado, USA	100% of the right, title and interest in 29 unpatented mining claims subject to a net mineral returns royalty of 2% (with an option to purchase royalty for $1,000,000).	25 additional claims have been staked. Drilling permit has been granted and drilling commenced on October 9, 2007.
High Park Trails Property	Teller County, Colorado, USA	Option to purchase surface and mineral estates over 265 acres subject to a net mineral returns royalty of 5% (with exploration rights during the option period).	Drilling permit has been granted
Proteus Claims	Fremont County, Park County, Saguache County, San Juan County and Teller County, Colorado, USA	Option to purchase 100% of the issued and outstanding securities of Colorado companies which hold 939 unpatented lode uranium mining claims	Permit required for exploratory drilling

As of October 17, 2007 we have generated no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate significant revenues in the short term, even if our exploration program indicates that a mineral deposit may exist on our properties. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Plan of Operation / Exploration

All our mineral properties are in the early stages of exploration. Our plan of operation for the next twelve months beginning November 2007 is to carry out full exploration of mineral properties and acquire other selective early stage properties in the US or Canada. We intend to primarily explore for uranium, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals.

Our overall planned exploration expenditures for the next twelve months (beginning November 2007) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of Simpson Island Claims	$356,000
Payments towards acquisition of the High Park Trails Property	$2,900,000
Exploration of the High Park Uranium Property and High Park Trails Property	$840,000
Payment towards acquisition of the Proteus Claims	$6,300,000
Proteus Claims Maintenance fees	$165,000
Exploration of the Proteus Claims	$800,000
Acquisition of further mineral claims	$440,000
Professional Fees	$60,000
Transfer Agent Fees	$3,000
Consulting Expenses	$120,000
General and Administrative Expenses	$12,000
TOTAL	$11,996,000

Simpson Island Property

Our specific plan of exploration for the Simpson Island Property is as follows:

7

Description of Phase of Exploration	Description of Exploration Work Required
First Phase of Drilling	Relocation and re-sampling of old workings associated with a detailed radiometric survey over known showings.
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

High Park Uranium Property and High Park Trails Property (the “High Park Claims”)

Our specific plan of exploration for the High Park Claims is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
First Phase	Complete drilling of 25 new holes to confirm prior exploration results and delineate ore body.

Conduct ground scintillation survey to identify new drilling targets.

Sample volcanic intrusive.

Undertake a scoping study to assess feasibility of putting the High Park Uranium Property and High Park Trails Property into production. As part of this process we This includes tying up certain surface and mineral rights currently owned by a Rancher in the area. (Done see press release) Developing a relationship with the Cotter Corporation to ensure that there is a nearby processing facility for the uranium ore. Re-drill two small areas of resource to verify past reserve calculations, commence permitting for bulk sampling. It is estimated that this will cost approximately $290,000.
Second Phase	Conduct comprehensive drill program based on first phase results Stake out 25-30 new claims Conduct survey and drilling evaluation of newly acquired claims

7

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

Proteus Claims

Our specific plan of exploration for the Proteus Claims is as follows:

As a result of the large number of claims comprising the Proteus Claims, we intend to carry out early stage geophysics, mapping and sampling, and drill programs on certain of the claims to bring them to a level of knowledge where they can be joint-ventured or sufficient funding raised to complete feasibility studies.

In particular, over the next 12 months beginning November 2007, we intend to carry out the following actions with respect to the Proteus Claims for a total of approximately $800,000:

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

We do not presently have sufficient financing to undertake our planned exploration program on our mineral properties and there is no assurance that we will be able to obtain the necessary financing. Our exploration program is preliminary in nature in that its completion will not result in a determination that the mineral property contains commercially exploitable quantities of mineralization. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that the mineral properties contain a potentially commercially exploitable quantity of uranium or other mineral ore, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration program shows evidence of uranium mineralization.

Our exploration program will be directed by our management and will be supervised by our senior geologist, Gerald Park, and our senior geophysicist, Joseph Anzman. Both Mr. Park and Mr. Anzman are engaged by the Company as consultants. We will engage contractors to carry out our exploration programs under Mr. Park’s and Mr. Anzman’s supervision. We plan to engage project geologists, geochemical sampling crews and drilling companies as contractors, depending on the specific exploration program of the property. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for core drilling.

Our exploration plans will be continually evaluated and modified as exploration results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, and the price of uranium and other mineral resources and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

Intellectual Property

We have not filed for any protection of our trademark for Buckingham Exploration. We own the copyright of all of the contents of our website, www.buckinghamexploration.com, which we are currently developing.

Research and Development Expenditures

We have not spent any significant amounts on research and development activities since our inception.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the mineral concessions, we do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Employees

As of October 17, 2007 we have no part time or full time employees. Robin Relph, our sole director and President, works part time as an independent contractor in the areas of business development and management. He currently contributes approximately 30 hours a week to Buckingham. We currently engage independent contractors in the areas of accounting, geological, legal, consulting, marketing, accounting, bookkeeping and other services.

Subsidiaries

As of October 17, 2007, we have one wholly owned subsidiary, Hyde Park Uranium Inc., a Colorado corporation through which we have acquired mineral claims in Colorado.

Results of Operations for the three month period ending August 31, 2007, the three month period ending August 31, 2006 and for the period from inception on April 4, 2006 until August 31, 2007.

Revenues

Since our inception on April 4, 2006 to August 31, 2007, we had not yet earned any revenues. As of August 31, 2007, we had an accumulated deficit of $3,624,244. At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our May 31, 2007 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we are presently engaged in the exploration of our mineral properties. We anticipate that we will incur substantial losses over the next two years.

Expenses

From April 4, 2006 (date of inception) to August 31, 2007, our total expenses were $3,623,291. The major components of our expenses since inception consist of: $2,820,125 for impairment of mineral property costs; general and administrative expenses of $574,746; mineral property costs of $161,352; professional fees of $164,257, and $2,811 in amortization.

Total expenses for the three months ended August 31, 2007 were $1,953,853, including $1,475,000 for impairment of mineral property costs; $346,346 in general and administrative expenses; $158,960 in mineral property costs; $70,736 in professional fees; and $2,811 in amortization.

This compares to our total expenses for the same three month period last year, ending August 31, 2006, when we incurred total expenses of $240,983. These expenses consisted of $200,000 impairment of mineral property costs; $25,425 in professional fees; $13,166 in general and administrative expenses; and $2,392 in mineral property costs.

The increase of $1,555,688 in total expenses was mainly due to our increased business activities for the three months ended August 31, 2007 compared to the same period in 2006 and in particular our acquisition of additional mineral interests. Since it has not been determined whether there are proven or probably reserves on the following properties, we recognized impairment losses of mineral property acquisition costs.

On August 8, 2006, we acquired a 100% interest in two mineral claims located in the Northwest Territories for consideration of $245,125 payable as $45,125 in cash, and 2,000,000 common shares, with a fair value of $200,000. We have recognized an impairment loss of $245,125 of mineral property acquisition costs for the year ended May 31, 2007.

On May 9, 2007, we entered into a purchase agreement with Pikes Peak Resources, Inc., a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims is $1,000,000 payable as to $500,000 cash and 5,000,000 shares of the common stock with a fair value of $500,000. Pikes Peak Resources, Inc. will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. We will also reimburse $3,700 to Pikes Peak Resources, Inc. for the costs of locating the claims. We have an option to purchase the royalty for $1,000,000 as adjusted for inflation. We have also agreed to buy back shares of common stock from Pikes Peak Resources, Inc. at prevailing market price up to $150,000 for any taxes payable by Pikes Peak Resources, Inc. as a result of the transaction. Pikes Peak Resources, Inc. shall also have the option to repurchase the claims upon abandonment by us. We have recognized an impairment loss of $1,100,000 of mineral property acquisition costs.

On August 27, 2007, we entered into an exclusive option agreement with Proteus Mining Limited for the acquisition of 939 unpatented lode mining claims located in Colorado. As at August 31, 2007, we have made payments of $1,375,000 relating to the acquisition of the mining claims and are committed to a future payment of $6,300,000 and issuance of 2,000,000 of our common shares prior to November 28, 2007. We have recognized an impairment loss of $1,475,000 of mineral property acquisition costs for the three months ended August 31, 2007.

On July 27, 2007, our wholly owned subsidiary, Hyde Park Uranium, entered into an exploration agreement with an option to purchase the High Park Trails Property. Pursuant to the terms of the exploration agreement, we made an option payment of $100,000 to acquire the surface and mineral estates over 265 acres on July 27, 2007, with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, we have full access to the property to conduct an exploration and drill program to ascertain whether we wish to exercise our option. We must also pay the seller a production royalty of approximately 5% of the net returns generated from the exploration of the property.

Our professional fees consisted primarily of legal, accounting and auditing fees. Our professional fees increased $45,311 from $25,425 for the three months ended August 31, 2006 to $70,736 for the three months ended August 31, 2007. The increase in our professional fees is due to additional legal and auditing services provided.

Our other administrative expenses consist of consulting fees, foreign exchange loss, mineral property costs, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), office maintenance, courier and postage costs, and office equipment. Our general and administrative costs for the three months ended August 31, 2007 were $346,346 compared to $13,166 for the three months ended August 31, 2006. The increase of $175,998 in general and administrative costs was due to the increased day to day operation activities.

Net Loss

For the three months ended August 31, 2007 we incurred net loss of $1,953,879 compared to $240,670 for the same period ended August 31, 2006. For the period from inception on April 4, 2006 until August 31, 2007, we incurred net loss of $3,624,244.

The net loss was primarily due to the impairment of mineral property costs, mineral property costs, legal fees, consulting fees and general and administrative costs associated with a new company that has not yet earned any revenues. We expect to continue to incur losses over the next two years.

Liquidity and Capital Resources

As of August 31, 2007, we had cash of $189,715 in our bank accounts and a working capital surplus of $164,697. As of August 31, 2007, our account payable was $26,084, our accrued liabilities were $24,240 and our total liabilities were $73,998. Our net loss per share was $0.05 for the three month period ended August 31, 2007.

Our net loss of $3,624,244 from April 4, 2006 (date of inception) to August 31, 2007 was mostly funded by a combination of private placements, and loans. From April 4, 2006 (date of inception) to August 31, 2007, we raised $2,706,925 in cash from the issuance of common stock, the majority of which $1,575,000 was raised in the three month period ended August 31, 2007. On February 19, 2007, we issued a promissory note in exchange for proceeds of $23,362 in the form of an unsecured loan, bearing interest at 1% per month with no repayment terms. As at August 31, 2007, interest expenses of $710 relating to the note were accrued.

We used net cash of $421,895 in operating activities and net cash of $1,519,976 in investing activities, for the three months ended August 31, 2007. We received net cash of $13,672 from financing activities for the three month period ended August 31, 2007. For the three month period ended August 31, 2007, our monthly cash requirement was approximately $614,000 in operating and investing activities.

We expect that our total expenses will increase over the next year as we increase our business operations and seek additional mineral interests. We have not been able to reach the break-even point since our inception on April 4, 2006 and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year.

We estimate that over the next 12 months (beginning November 2007) we will spend approximately $11,996,000 in carrying out our business plan, the details of which are outlined in more detail in the section entitled “Plan of Operation / Exploration” above. Of the $11,996,000 we need for the next 12 months, we had $189,715 in cash as of August 31, 2007. On September 18, 2007, we sold a private placement of 650,000 units, at a price of $0.50 per unit, raising a total of $325,000. On October 15, 2007, we sold a private placement of 500,000 units, at a price of $0.50 per unit, raising a total of $250,000. We intend to meet the balance of our cash requirements for the next 12 months (approximately $11,230,000) by private placement sales of our equity securities, loans. Issuances of additional shares will result in dilution to our existing shareholders

We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer any drilling programs pending our obtaining additional financing. Given our plan to scale back our operations if we do not achieve additional financing, we anticipate that our current cash and working capital will be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months. If we are unsuccessful in raising enough money through future capital raising efforts, we may not continue to our operations or fully carry out our business plan.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Limited operating history

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Certain Relationships and Related Party Transactions

During the three months ended August 31, 2007, we paid $30,000 to Robin Relph, our President, CEO and director for his management services.

On May 7, 2007, we granted 2,000,000 stock options to Robin Relph as compensation for his management services.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last fiscal years.

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

PART II – Other Information

ITEM 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates is (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities

From June 1, 2007 to October 17, 2007 we made the following sales of unregistered equity securities:

On August 10, 2007, we issued 3,500,000 units to various non-US investors in exchange for cash at $0.50 per unit. Each unit consists of one common share and one, non-transferable warrant, with each warrant to purchase one common share at an exercise price of $1.00 per share. Each warrant will expire on the earlier of August 10, 2009, or after five business days after our common stock trades at least once on the OTC Bulletin Board at a price equal to or above $1.25 per share for seven consecutive trading days. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

On September 18, 2007, we sold a private placement of 650,000 units, at a price of $0.50 per unit, raising a total of $325,000. Each unit consists of one common share, and one non-transferable warrant to purchase one common share at an exercise price of $1.00 per share. Each warrant will expire on the earlier of September 15, 2009, or after five business days after our common stock trades at least once on the OTC Bulletin Board at a price equal to or above $1.25 per share for seven consecutive trading days. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

On October 15, 2007, we sold a private placement of 500,000 units, at a price of $0.50 per unit, raising a total of $250,000. Each unit consists of one common share, and one non-transferable warrant to purchase one common share at an exercise price of $1.00 per share. Each warrant will expire on the earlier of September 30, 2009, or five business days after our common stock trades at least once on the OTC Bulletin Board at a price equal to or above $1.25 per share for seven consecutive trading days. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of the Security Holders

None

ITEM 5. Other Information

On August 27, 2007, we entered into a consulting agreement with Wingspan Foundation, pursuant to which Wingspan has agreed to provide us with certain operational, management, financial, and public relations consulting services. The services will be performed at our satellite office in Cañon City, Colorado. Pursuant to the consulting agreement, we will pay to Wingspan a monthly fee of $10,000. In addition to the monthly fee, we granted to Wingspan 1,000,000 options to purchase our common shares at a purchase price of $0.60 per share. The options will expire after August 27, 2009, or 30 days following the termination of the agreement, whichever is earlier. The term of the agreement is from June 1, 2007, until May 31, 2008, and is renewable for a period of one year if we provide written notice to Wingspan by April 30, 2008. The agreement may be terminated by either party upon 30 days written notice to the other.

ITEM 6. Exhibits

Exhibit	Exhibit
Number	Description

10.1	Consulting Agreement with Wingspan Foundation dated August 27, 2007

10.2	Option Agreement with Proteus Mining Limited dated August 27, 2007 (1)

10.3	Exploration Agreement with option to purchase High Park Trails Property dated July 23, 2007 (2)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Included as an exhibit on our Form 8-K filed on August 29, 2007.
(2)	Included as an exhibit on our Form 10-KSB filed on September 4, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc.
(Registrant)

/s/ Robin Relph
Date: October 22, 2007	Robin Relph
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer