Form 10QSB
period 2007-11-30
Buckingham Exploration Inc.
filed 2008-01-22
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ To_________

Commission file number 333-147606 Buckingham Exploration Inc.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-054-3851 (I.R.S. Employer Identification No.)

1978 Vine Street, Suite 502 Vancouver, British Columbia, Canada
(Address of principal executive offices)

V6K 4S1
(Zip Code)

(604) 737 0203
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 11, 2008, the registrant’s outstanding common stock consisted of 40,432,250 shares.

PART I – Financial Information
ITEM 1. Financial Statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
November 30, 2007
(Expressed in US dollars)
(unaudited)
Index

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Consolidated Notes to the Financial Statements	F-4

F-1

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheet
Period Ended November 30, 2007
(Expressed in US dollars)
(unaudited)

	November 30	May 31,
	2007	2007
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	110,083	456,274
Advances to related party (Note 7)	5,778	-
Other receivables	15,486	22,112
Prepaid expenses and deposits (Note 4)	244,329	6,125
Total Current Assets	375,676	484,511

Property and Equipment (Note 5)	77,299	-

Total Assets	452,975	484,511

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	13,993	12,462
Accrued liabilities	27,438	6,456
Due to related parties	-	13,672
Note payable (Note 6)	-	23,362
Total Liabilities	41,431	55,952

Commitments and Contingencies (Notes 1 and 11)

Stockholders’ Equity

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	-	-
Common Stock, 80,000,000 shares authorized, $0.0001 par value
40,432,250 and 35,382,250 shares issued and outstanding	4,043	3,538
Additional Paid-in Capital	4,569,563	2,095,386
Deficit Accumulated During the Exploration Stage	(4,162,062)	(1,670,365)
Total Stockholders’ Equity	411,544	428,559
Total Liabilities and Stockholders’ Equity	452,975	484,511

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Operations
Period Ended November 30, 2007
(Expressed in US dollars)
(unaudited)

					Accumulated
	For Three	For Three			from April 4,
	Months	Months	For Six	For Six	2006 (Date
	Ended	Ended	Months	Months	of Inception)
	November	November	Ended	Ended	to November
	30, 2007	30, 2006	November	November	30, 2007
			30, 2007	30, 2006
	$	$	$	$	$
Revenue	-	-	-	-	-

Expenses

Amortization	5,153	-	7,964	-	7,964
General and administrative (1)	211,567	20,025	557,913	33,191	786,313
Impairment of mineral property costs	-		1,475,000	200,000
(Note 3)		-			2,820,125
Mineral property costs	274,692	-	333,652	2,392	336,044
Professional fees	44,238	22,642	114,974	48,067	208,495

Total Expenses	535,650	42,667	2,489,503	283,650	4,158,941

Other (Income) Expenses

Interest income	(513)	(224)	(1,197)	(537)	(1,757)
Interest expense	2,680	-	3,391	-	4,878

Net Loss for the period	(537,817)	(42,443)	(2,491,697)	(283,113)	(4,162,062)

Net Loss Per Share – Basic and Diluted	(0.01)	-	(0.07)	(0.01)	-

Weighted Average Shares Outstanding	39,937,195	22,082,000	37,236,108	23,725,000	-

(1) Stock based compensation included as follows:	-	-	157,182	-	292,181
General and administrative expenses

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
Period Ended November 30, 2007
(Expressed in US dollars)
(unaudited)

			Accumulated
	For Six Months	For Six Months	from April 4,
	Ended November	Ended November	2006 (Date of
	30,	30,	Inception) to
	2007	2006	November 30,
			2007
	$	$	$
Operating Activities
Net loss for the period	(2,491,697)	(283,113)	(4,162,062)

Adjustments to reconcile net loss to net
cash used in operating activities
Amortization	7,964	-	7,964
Common shares issued for services	-	-	32,000
Impairment of mineral property costs	1,475,000	200,000	2,820,125
Stock-based compensation	157,182	12,000	292,181

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	22,513	15,566	41,431
Due to related parties	-	3,821	-
Other receivables	6,626	(2,182)	(15,486)
Prepaid expenses	(238,204)	-	(244,329)
Net Cash Used in Operating Activities	(1,060,616)	(53,908)	(1,228,176)

Investing Activities
Acquisition of mineral properties	(1,475,000)	-	(2,020,125)
Acquisition of property and equipment	(85,263)	-	(85,263)
Net Cash Used in Investing Activities	(1,560,263)	-	(2,105,388)

Financing Activities
Advances from (to) a related party, net	(19,450)	-	(5,778)
Repayment of note payable	(23,362)	-	-
Proceeds from common stock subscription	-	(10,350)	-
Proceeds from the issuance of common stock	2,525,000	52,725	3,656,925
Share issuance costs	(207,500)	-	(207,500)
Net Cash Provided by Financing Activities	2,274,688	42,375	3,443,647
(Decrease) Increase In Cash	(346,191)	(11,533)	110,083
Cash - Beginning of Period	456,274	13,837	–
Cash – End of Period	110,083	2,304	110,083

Non-Cash Investing and Financing Activities:

Common stock issued for mineral property acquisitions	-	200,000	800,000
Common stock issued for mineral property acquisition finders fee	-	-	100,000

Supplemental Disclosures
Interest paid	3,391	19	2,197
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2007, the Company has an accumulated deficit of $4,162,062. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the six months ended November 30, 2007, the Company sold a private placement of 5,050,000 units at a price of $0.50 per unit, raising a total of $2,525,000, net of share issuance costs of $207,500. Each unit consists of one common share and one non-transferable warrant to purchase of one common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the Over-the-Counter Bulletin Board (“OTCBB”) at a price equal to or above $1.25 per share. As at November 30, 2007, no warrants have been exercised by the warrant holders.

The Company currently trades on the OTCBB under the symbol ‘BUKX.OB’.

2.		Summary of Significant Accounting Policies

	a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc. All intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

(b) Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on September 4, 2007 with the SEC

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2007 and May 31, 2007, and the consolidated results of its operations and consolidated cash flows for the six months ended November 30, 2007 and 2006. The results of operations for the six months ended November 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, donated expenses, stock- based compensation expense, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Property and Equipment

Property and equipment comprised of office furniture and motor vehicles, are recorded at cost and amortized using the declining balance method at 25% per annum.

	(e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	(f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(l) Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments”, using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96- 18”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

(n) Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

2.	Summary of Significant Accounting Policies (continued)

	(n)	Recent Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for- sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. As at August 31, 2007, the Company has made payments of $1,375,000 relating to the acquisition of the mining claims and is committed to a future payment of $6,300,000 and issuance of 2,000,000 common shares of the Company prior to November 28, 2007. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $1,375,000 of mineral property acquisition costs. Refer to Note 11(g) and 12.

4. Prepaid Expenses and Deposits

At November 30, 2007, prepaid expenses and deposits includes a $200,000 (May 31, 2007 - $nil) deposit, held in trust with the Company’s legal counsel, for the Company’s option to change the existing terms of agreement with Proteus, as disclosed in Note 3.

5. Property and Equipment

			Net Book	Net Book
		Accumulated	Value	Value May 31,
		Amortization	November 30,	2007
	Cost		2007
	$	$	$	$
Office furniture and equipment	29,671	2,904	26,767	-
Motor Vehicles	55,592	5,060	50,532	-
	85,263	7,964	77,299	-

6.	Note Payable

On February 19, 2007, the Company issued a promissory note in exchange for proceeds of $23,362 (CDN$25,000) in the form of an unsecured loan, bearing interest at 1% per month with no repayment terms. During the period ended November 30, 2007, the note and accrued interest were repaid.

7.	Related Party Transactions

	(a)	During the six months ended November 30, 2007, the Company incurred $60,000 (May 31, 2007 - $34,500) for management services provided by the President of the Company, and $1,500 (May 31, 2007 - $3,000) for rent provided by a related company which has a common director. Refer to Notes 11(a) and (b).

	(b)	During the six months ended November 30, 2007, the Company advanced the President of the Company an amount of $5,778 (May 31, 2007 – owed $10,172), representing a deposit on travel expenses paid.

	(c)	At November 30, 2007, the Company is indebted to a company with a common director for $Nil (May 31, 2007 - $3,500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

	(d)	On May 7, 2007, the Company granted 2,000,000 stock options to the President of the Company. Refer to Note 9.

8.	Common Shares

	(a)	On August 10, 2007, the Company sold a private placement of 3,500,000 units at a price of $0.50 per unit, raising a total of $1,750,000. Each unit consists of one common share and one non-transferable warrant to purchase of one further common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the NASD operated OTC Bulletin Board (“OTCBB”) at a price equal to or above $1.25 per share

	(b)	On September 18, 2007, the Company issued 650,000 units of a private placement at $0.50 per unit for gross proceeds of $325,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share exercise price of $1.00 within the earlier of two years from the closing date of the private placement or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

	(c)	On October 15, 2007, the Company issued 500,000 units of a private placement at $0.50 per unit for gross proceeds of $250,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share of the Company at an exercise price of $1.00 per common share within the earlier of September 30, 2009, or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

	(d)	On October 26, 2007, the Company issued 200,000 units of a private placement at $0.50 per unit for gross proceeds of $100,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share of the Company at an exercise price of $1.00 per common share within the earlier of October 22, 2009, or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

8.	Common Shares

(e) On November 6, 2007, the Company issued 200,000 units of a private placement at $0.50 per unit for gross proceeds of $100,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share of the Company at an exercise price of $1.00 per common share within the earlier of November 6, 2009, or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

9.	Stock Options

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. If not specified, the options shall vest as follows:

  Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year
  Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter
  Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

As at November 30, 2007, the Company has not issued any stock options relating to the Plan, as outlined above.

The following is a summary of the stock option activity during the six month period ended November 30, 2007

	November 30, 2007
	Number Of Shares	Weighted Average Exercise Price
Balance, May 31, 2007	2,000,000	$ 0.10
Granted	1,000,000	0.60
Exercised	-	-
Expired	-	-
Balance, November 30, 2007	3,000,000	$ 0.27

9.	Stock Options (continued)

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

August 27,2007
Risk-Free Interest Rate	4.21%
Expected Life of the Options	2 years
Expected Volatility of the Options	41.16%
Expected Dividend Yield	0.00%
Weighted-Average Fair Value at Grant Date	$0.60

The following is a summary of the status of stock options outstanding and exercisable at November 30, 2007:

Number Of Options	Weighted Average Exercise Price	Remaining Contractual Life (years)
2,000,000	$ 0.10	2.50
1,000,000	$ 0.60	1.75

As at November 30, 2007, the aggregate intrinsic value of outstanding and exercisable stock options was $2,200,000. The Company had no unvested options outstanding at November 30, 2007

10.	Warrants

The following is a summary of the warrant activity during the six month period ended November 30, 2007:

	November 30, 2007
	Number Of Warrants	Weighted Average Exercise Price
Balance, May 31, 2007	4,300,000	$ 0.325

Granted	5,050,000	1.00
Exercised	-	-
Expired	-	-

Balance, November 30, 2007	9,350,00	$ 0.69

10.	Warrants (continued)

The following is a summary of the warrants outstanding at November 30, 2007:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date
4,300,000	$ 0.325	May 15, 2009
3,500,000	1.00	August 10, 2009
650,000	1.00	September 15, 2009
500,000	1.00	September 30, 2009
200,000	1.00	October 22, 2009
200,000	1.00	November 2, 2009

11.	Commitments

	(a)	On April 15, 2006 the Company entered into a commercial lease agreement to lease premises from a related party at the rate of $250 per month. The lease terminates on December 31, 2007. The Company has recorded rent expense of $1,500 for the period ended November 30, 2007 (May 31, 2007 - $3,000).

	(b)	On May 7, 2007, the Company entered into a Management Agreement (the “Agreement”) with the President of the Company for management services. Per the Agreement, the Company is required to pay $10,000 per month, commencing May 7, 2007, and will remain in effect on month-to-month basis until terminated by either party giving 14 days notice.

	(c)	On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado.

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

	(d)	On July 27, 2007 the Company entered into a residential lease agreement to lease premises at the rate of $900 per month. The lease terminates on July 31, 2008.

	(e)	On August 1, 2007 the Company entered into a commercial lease agreement to lease premises at the rate of $1,073 per month. The lease terminates on July 31, 2008.

	(f)	On August 27, 2007 the Company entered into a consulting Agreement (the “Agreement”) with Wingspan Foundation for operational, financial, management and public relations services. Per the Agreement, the Company is required to pay $10,000 per month, commencing August 27, 2007 and terminating on May 31, 2008 unless terminated by either party providing 30 days notice. In addition, the Company is required to grant 1,000,000 stock options at an exercise price of $0.60 per option, vesting immediately, and exercisable within two years of the date of the signed Agreement. The Agreement is renewable for a further period of one year at the option of the Company.

11.	Commitments (continued)

	(g)	On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 100% of the outstanding securities of its wholly owned subsidiaries to whom 939 unpatented lode mining claims located in Colorado have been assigned. In consideration for the exclusive option the Company paid Proteus an amount of $250,000. The Company may exercise the option by making all of the following payments of cash and shares to Proteus.

		a.	$1,125,000 to be paid on August 22, 2007 (paid)

		b.	$6,300,000 to be paid by November 28, 2007

		c.	2,000,000 fully paid and non assessable common shares of the Company to be issued by November 28, 2007

If the payments are not made according to the time period set out the option will terminate and be of no further effect.

The claims are subject to net returns royalty of two percent of the proceeds of minerals mined and sold and an option of Pikes Peak Energy LLC to purchase any of the claims for $550 per claim after receiving notice of the intention to abandon any claim.

As at August 31, 2007, the Company has paid $1,375,000 in relation to the option agreement. Refer to Note 3

	(h)	On September 14, 2007 the Company entered into a consulting Agreement (the “Agreement”) with Max Klemm for operational and management services. Per the Agreement, the Company is required to pay $2,500 per month, commencing September 17, 2007 and terminating on September 18, 2008 unless terminated by either party providing one month advance notice. The Agreement is automatically renewable for a further period of six month. The Company is also required to issue 25,000 stock options in terms of the stock option plan.

12. Subsequent Events

	(a)	Further to the exclusive option agreement dated August 27, 2007 with Proteus Mining Limited (“Proteus”) (Refer to Note 11 (g)) the installment of $6,300,000 payable by November 28, 2007 has been waived and the option to acquire the Proteus claims has been extended indefinitely so that the Company may negotiate a reduced purchase price and restructure the transaction with Proteus. As of January 11, 2008, the Company has paid $1,575,000 toward the acquisition of the Proteus claims and has agreed to issue 3,000,000 fully paid and non assessable common shares of the Company at a price of $1.00 instead of the original 2,000,000 shares.

	(b)	On January 8, 2007 the Company issued 3,000,000 common shares in the name of Proteus Mining Limited (Proteus) in anticipation of completing an agreement with Proteus for the acquisition of Proteus’ mining claims. The new agreement is intended to replace the binding option agreement with Proteus dated August 27, 2007. The issuance and delivery of the shares to Proteus is conditional on the successful negotiation and execution of the new agreement with Proteus. Until execution of such agreement, the Company is holding the shares in escrow. If the agreement is not executed within a reasonable period the Company will cancel the shares.

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

Overview

Buckingham Exploration Inc. (“Buckingham”, “we” or “our”) was incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We have one wholly owned subsidiary, Hyde Park Uranium Inc., a Colorado corporation through which we have acquired mineral claims in Colorado. Our common stock became eligible for trading on the OTC Bulletin Board on May 8, 2007 under the ticker symbol “BUKX.OB”.

We are an exploration stage company. On November 23, 2007 we completed a drill program on our High Park uranium property in Teller County, Colorado. The drilling at High Park seeks to extend the known mineralization of the High Park property by focusing on twinning holes previously reported by Cyprus Mining Corporation, and step out drilling of the adjacent High Park Trails Ranch recently optioned by us. Our completed drill program includes 37 holes with a collective depth of 6,651 feet. Samples have now been sent for assay and the data gathered will be computerized and evaluated. Computer modeling of the results will allow us to better understand the structure of the deposit and to generate new reserve calculations.

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

On November 23, 2007, we filed a Form S-8 registration statement with the SEC to register the 2007 Non-Qualified Stock Plan and 2007 Non-Qualified Stock Option Plan to issue up to 2,000,000 common shares and options to purchase up to 2,000,000 shares of our common stock to our employees, executives and consultants. As of January 11, 2008 we have not issued any common stock or options under these plans.

Mineral Properties

We are engaged in the acquisition and exploration of mineral resources with a focus on the exploration of uranium properties in North America. Currently, we own one mineral property in Teller County, Colorado. We also hold options to purchase additional mining claims and land in Colorado. Our mineral and land interests are as follows:

Name of Property	Location	Nature of Interest	Status
High Park Uranium Property	Teller County, Colorado, USA	100% of all interests in 29 unpatented mining claims subject to a net mineral returns royalty of 2% (with an option to purchase royalty for $1,000,000).	25 additional claims have been staked. Drilling permit has been granted and drilling completed on November 23, 2007.

High Park Trails Property	Teller County, Colorado, USA	Option to purchase surface and mineral estates over 265 acres subject to a net mineral returns royalty of 5% (with exploration rights during the option period).	Drilling permit has been granted

Proteus Claims	Fremont County, Park County, Saguache County, San Juan County and Teller County, Colorado, USA	Option to purchase 100% of the issued and outstanding securities of Colorado companies which hold 939 unpatented lode uranium mining claims	Permit required for exploratory drilling

Plan of Operation / Exploration

All our mineral properties are in the early stages of exploration. Our plan of operation for the next twelve months beginning January 2008 is to carry out full exploration of mineral properties and acquire other selective early stage properties in the US or Canada. We intend to primarily explore for uranium, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals.

On August 27, 2007 we entered into a binding option agreement with Proteus Mining Limited, to indirectly acquire (by the purchase of subsidiaries of Proteus) 939 unpatented lode uranium mining claims, which include: 372 claims in Fremont County, 508 claims in Park County, 43 claims in Saguache County, 13 claims in San Juan County, and 3 claims in Teller County; all located near Cañon City, Colorado, USA. The claims are collectively known as the “Proteus Claims”. In order to exercise the option and acquire 100% of the issued and outstanding securities of Proteus subsidiaries, we were obligated to make the following payments to Proteus:

a.	$1,125,000 to be paid by August 22, 2007 (paid);

b.	$6,300,000 to be paid by November 28, 2007; and

c.	2,000,000 fully paid and non assessable common shares in the capital stock of Buckingham, free from all liens, charges and other type of encumbrance (but subject to Regulation S promulgated under the United States Securities Act of 1933, as amended) to be issued and delivered to Proteus by November 28, 2007.

As of January 11, 2008, the above installment payable by November 28, 2007 has been waived and our option to acquire the Proteus claims has been extended indefinitely so that we may negotiate a reduced purchase price and restructure the transaction with Proteus. As of January 11, 2008, we have paid $1,575,000 toward the acquisition of the Proteus claims. On January 8, 2007 we issued 3,000,000 in the name of Proteus which we are holding in escrow. The issuance and delivery of the shares to Proteus is conditional on the closing of our transaction with Proteus. If the transaction is not completed within a reasonable period the shares will be cancelled.

On February 1, 2007 we paid approximately $45,125 to complete the purchase of the mining rights to the Simpson Island Property in the Northwest Territories of Canada. We obtained 100% of the right, title and interest, subject to a 2% net smelter return, to two mineral claims on the Simpson Island Property. On August 8, 2006, we issued 2,000,000 common shares at a fair market value of $0.10 per share as part of the purchase for a value of $200,000. Subsequently, a dispute arose between us and the vendors of the property over the transfer of legal title to the mineral claim. We claimed that the vendors had refused or neglected to deliver title and the vendors claimed that the claim had expired and they were not able or obliged to deliver title. Our management considered the potential cost of litigation and also considered other factors that mitigated against pursuing exploration of the Simpson Island Property. These factors included the size and location of the property, the cost of exploring the area and the possibly of acquiring properties adjacent to the Simpson Island Property. After considering all of the factors, our management determined that it was in our best interests to abandon the Simpson Island property, not pursue delivery of legal title, and focus our efforts in the exploration of our Colorado properties.

Our overall planned exploration expenditures for the next twelve months (beginning January 2008) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Payments towards acquisition of the High Park Trails Property	$2,900,000
Exploration of the High Park Uranium Property and High Park Trails Property	$550,000
Payment towards acquisition of the Proteus Claims	$3,000,000
Proteus Claims Maintenance fees	$165,000
Exploration of the Proteus Claims	$800,000
Acquisition of further mineral claims	$1,000,000
Professional Fees	$60,000
General and Administrative Expenses (*)	$1,000,000
TOTAL	$9,475,000

* General and Administrative Expenses include advertising and promotion costs, courier and postage, currency exchange loss, consulting fees, director’s fees, bank charges, office expenses, rent, repairs and maintenance, telephone costs, meals and entertainment, utilities, travel costs, electronic filing fees and transfer agent fees. General and Administrative expenses exclude professional fees, exploration expenses, and acquisition and impairment of mineral property costs.

High Park Uranium Property and High Park Trails Property (the “High Park Claims”)

Our specific plan of exploration for the High Park Claims is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
First Phase

Completed drilling of 37 new holes to confirm prior exploration results and delineate ore and ground scintillation survey to identify new drilling targets on November 23, 2007.

Sample volcanic intrusive.

Second Phase	Conduct comprehensive drill program based on first phase results Stake out 25-30 new claims Conduct survey and drilling evaluation of newly acquired claims

The anticipated timetable and estimated budget for completion for second stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Second Phase of Drilling	Fall 2008 or Spring 2009	Comprehensive drilling program of first phase area	$200,000
		Property leasing and staking of new claims	$100,000
		Evaluation of newly staked claims	$250,000
		Total Cost of Second Phase	$550,000

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

In particular, over the next 12 months beginning January 2008, we intend to carry out the following actions with respect to the Proteus Claims for a total of approximately $800,000:

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

Results of Operations Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2007. As of November 30, 2007, we had an accumulated deficit of $4,162,062. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we are presently engaged in the exploration of our mineral properties. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our audited financial statements on May 31, 2007 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From April 4, 2006 (date of inception) to November 30, 2007, our total expenses were $4,158,941. The major components of our expenses since inception consist of: $2,820,125 for impairment of mineral property costs; general and administrative expenses of $786,313; mineral property costs of $336,044; professional fees of $208,495, and $7,964 in amortization. Our general and administrative expenses consist of advertising and promotion costs, courier and postage, currency exchange loss, consulting fees, director’s fees, bank changes, office expenses, motor vehicle expenses, rent, repairs and maintenance, telephone, meals and entertainment, utilities, travel costs, filing and transfer agent fees.

Our total expenses increased $492,983 to $535,650 for the three months ended November 30, 2007 from $42,667 for the three months ended November 30, 2006. Our total expenses increased $2,205,853 to $2,489,503,for the six months ended November 30, 2007 from $283,650 for the six months ended November 30, 2006. The increase in total expenses was mainly due to our increased business activities and in particular our acquisition of additional mineral interests and related engagement of additional consultants. Since it has not been determined whether there are proven or probably reserves on our properties, we recognized impairment losses of mineral property acquisition costs. Our impairment of mineral property costs increased $1,275,000 to $1,475,000 for the six months ended November 30, 2007 from $200,000 for the six months ended November 30, 2006.

Due to our acquisition of mineral interests, our mineral property costs correspondently increased to $274,692 for the three months ended November 30, 2007 from $0 for the three months ended November 30, 2006 and increased $331,260 to $333,652 for the six months ended November 30, 2007 from $2,392 for the six months ended November 30, 2006.

Our professional fees consisted primarily of legal, accounting and auditing fees. Our professional fees increased $21,596 from $22,642 for the three months ended November 30, 2006 to $44,238 for the three months ended November 30, 2007. Our professional fees increased $66,907 from $48,067 for the six months ended November 30, 2006 to $114,974 for the six months ended November 30, 2007. The increase in our professional fees during the six months ended November 30, 2007 was due to additional legal and auditing services provided.

Our other administrative expenses consist of amortization, consulting fees, foreign exchange loss, mineral property costs, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), office maintenance, courier and postage costs, and office equipment. Our other administrative costs increased $191,542 from $20,025 for the three months ended November 30, 2006 to $211,567 for the three months ended November 30, 2007. Our other administrative costs increased $524,722 from $33,191 for the six months ended November 30, 2006 to $557,913 for the six months ended November 30, 2007. The increase in other administrative costs was mainly due to our increased day to day operation activities.

Net Loss

For the three months ended November 30, 2007 we incurred net loss of $537,817 compared to $42,443 for the same period in 2006. For the six month ended November 30, 2007 we incurred net loss of $2,491,697 compared to $283,113 for the same period in 2006. For the period from inception on April 4, 2006 until November 30, 2007, we incurred net loss of $4,162,062.

The net loss was primarily due to the impairment of mineral property costs and mineral property costs associated with a new company that has not yet earned any revenues. We expect to continue to incur losses over the next two years.

Liquidity and Capital Resources

As of November 30, 2007, we had cash of $110,083 in our bank accounts and a working capital surplus of $334,245. Our net loss per share was $0.07 for the six months ended November 30, 2007 compared to $0.01 for the same period in 2006.

Our net loss of $4,162,062 from April 4, 2006 (date of inception) to November 30, 2007 was mostly funded by a combination of private placements and loans. From April 4, 2006 (date of inception) to November 30, 2007, we raised $3,656,925 in cash from the issuance of common stock, the majority of which $2,525,000 was raised in the six month period ended November 30, 2007. On February 19, 2007, we issued a promissory note in exchange for proceeds of $23,362 in the form of an unsecured loan, bearing interest at 1% per month with no repayment terms. During the period ended November 30, 2007, the note and accrued interest were repaid.

We used net cash of $1,060,616 in operating activities compared to $53,908 for the six months ended November 30, 2006. And we used net cash of $1,560,263 in investing activities for the six months ended November 30, 2007 compared to no cash used in investing activities for the same period in 2006. We received net cash of $2,274,688 from financing activities for the six month period ended November 30, 2007 compared to $42,375 for the same period in 2006.

We expect that our total expenses will increase over the next year as we increase our business operations and seek additional mineral interests. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year.

We estimate that over the next 12 months (beginning January 2008) we will spend approximately $9,475,000 in carrying out our business plan, the details of which are outlined in more detail in the section entitled “Plan of Operation / Exploration” above. Of the $9,475,000 we need for the next 12 months, we had $110,083 in cash as of November 30, 2007. We intend to meet the balance of our cash requirements for the next 12 months (approximately $9,364,917) by private placement sales of our equity securities or shareholders’ loans. Issuances of additional shares will result in dilution to our existing shareholders.

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

Employees

As of January 11, 2008 we have no part time or full time employees. Robin Relph, our sole director and President, works part time as an independent contractor in the areas of business development and management. He currently contributes approximately 30 hours a week to us. We currently engage independent contractors in the areas of accounting, geological, legal, consulting, marketing, accounting, bookkeeping and other services.

Subsidiaries

As of January 11, 2008, we have two wholly owned subsidiaries, Hyde Park Uranium Inc., a Colorado corporation through which we have acquired mineral claims in Colorado, and Alpha Beta Uranium Inc., a Colorado corporation through which we intend to acquire additional mineral claims in Colorado.

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

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payments”, using the fair value method. The Company also complies with the provisions of FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. On November 23, 2007, we filed a Form S-8 registration statement to register the 2007 Non-Qualified Stock Plan and 2007 Non-Qualified Stock Option Plan to issue up to 2,000,000 common shares and options to purchase up to 2,000,000 shares of our common stock to our employees, executives and consultants. As of January 11, 2008 we did not issue any common stock or options under these plans.

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

ITEM 2. Unregistered Sales of Equity Securities

From September 1, 2007 to November 30, 2007 we made the following sales of unregistered equity securities:

On September 18, 2007, we sold a private placement of 650,000 units, at a price of $0.50 per unit, raising a total of $325,000. Each unit consists of one common share, and one non-transferable warrant to purchase one additional common share at an exercise price of $1.00 per share. Each warrant will expire on the earlier of September 15, 2009 or after five business days after our common stock trades at least once on the OTC Bulletin Board at a price equal to or above $1.25 per share for seven consecutive trading days. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

On October 15, 2007, we issued 500,000 units of a private placement at $0.50 per unit for gross proceeds of $250,000. Each unit consists of one common share and one non-transferable warrant to purchase one additional common share at $1.00 per common share within the earlier of September 30, 2009, or after five business days after the our common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

On October 18, 2007 we issued Wingspan Foundation options to purchase up to 1,000,000 common shares at $0.60 per share pursuant to a consulting agreement. These options will expire by the earlier of August 27, 2009 or 30 days following the termination of the consulting agreement.

On October 26, 2007, we issued 200,000 units of a private placement at $0.50 per unit for gross proceeds of $100,000. Each unit consists of one common share and one non-transferable warrant to purchase one additional common share at $1.00 per common share within the earlier of October 22, 2009, or after five business days after our common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

On November 6, 2007, we issued 200,000 units of a private placement at $0.50 per unit for gross proceeds of $100,000. Each unit consists of one common share and one non-transferable warrant to purchase one additional common share at $1.00 per common share within the earlier of November 2, 2009, or after five business days after our common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

On January 8, 2007 we issued 3,000,000 common shares in the name of Proteus Mining Limited in anticipation of completing an agreement with Proteus for the acquisition of Proteus’ mining claims located near Cañon City, Colorado, USA. The new agreement is intended to replace our binding option agreement with Proteus dated August 27, 2007. The issuance and delivery of the shares to Proteus is conditional on the successful negotiation and execution of the new agreement with Proteus. Until execution of such agreement, we are holding the shares in escrow. If the agreement is not executed within a reasonable period we will cancel the shares.

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

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of the Security Holders

None

ITEM 5. Other Information

On September 14, 2007 we entered into a consulting agreement with Max Klemm for operational and management services. Per the agreement, we are required to pay $2,500 per month, commencing September 17, 2007 and terminating on September 18, 2008 unless terminated by either party by providing one month advance notice. The agreement with Mr. Klemm is automatically renewable for a further period of six month. We are also required to issue 25,000 stock options pursuant to our stock option plan.

On August 27, 2007 we entered into a consulting agreement with Wingspan Foundation, pursuant to which Wingspan has agreed to provide us with certain operational, management, financial, and public relations consulting services. The services will be performed at our satellite office in Cañon City, Colorado. Pursuant to the consulting agreement, we will pay to Wingspan a monthly fee of $10,000. In addition to the monthly fee, we granted to Wingspan 1,000,000 options to purchase our common shares at a purchase price of $0.60 per share. The options will expire after August 27, 2009 or 30 days following the termination of the agreement, whichever is earlier. The term of the agreement is from June 1, 2007 until May 31, 2008 and is renewable for a period of one year if we provide written notice to Wingspan by April 30, 2008. The agreement may be terminated by either party upon 30 days written notice to the other.

On August 27, 2007 we entered into a binding option agreement with Proteus Mining Limited, to indirectly acquire 939 unpatented lode uranium mining claims, which include: 372 claims in Fremont County, 508 claims in Park County, 43 claims in Saguache County, 13 claims in San Juan County, and 3 claims in Teller County; all located near Cañon City, Colorado, USA. The claims are collectively known as the “Proteus Claims”.

The structure of the transaction was such that, on August 1, 2007 Proteus entered into an option agreement to acquire the Proteus Claims from Pikes Peak Energy LLC. Upon exercising the option, Proteus assigned the newly acquired Proteus Claims to several of its subsidiaries. On August 16, 2007 we entered into a non-binding letter of intent with Proteus with regards to the negotiation of the acquisition of the Proteus subsidiaries and paid $250,000 to Proteus in anticipation of reaching a binding agreement (see report filed on Form 8-K on August 21, 2007).

Pursuant to the above mentioned August 27, 2007 option agreement, we acquired an option to purchase 100% of the issued and outstanding securities of the Proteus subsidiaries, and thereby, acquire the Proteus Claims. In order to exercise the option and acquire 100% of the issued and outstanding securities of Proteus Subsidiaries, we were obligated to make the following payments to Proteus:

d.	$1,125,000 to be paid by August 22, 2007 (paid);

e.	$6,300,000 to be paid by November 28, 2007; and

f.	2,000,000 fully paid and non assessable common shares in the capital stock of Buckingham, free from all liens, charges and other type of encumbrance (but subject to Regulation S promulgated under the United States Securities Act of 1933, as amended) to be issued and delivered to Proteus by November 28, 2007.

As of January 11, 2008, the above installment payable by November 28, 2007 has been waived and our option to acquire the Proteus claims has been extended indefinitely to accommodate renegotiation of the purchase price and structure of the transaction by the parties. To date, we have paid $1,575,000 toward the acquisition of the Proteus claims.

On October 31, 2007 a quitclaim deed and royalty agreement was signed by Pikes Peak Resources Inc. and Hyde Park Uranium Inc., our wholly owned subsidiary whereby Pikes Peak Resources remises, releases and forever quitclaims all rights, title, estate and interest on the claims. We agree to pay Pikes Peak Resources a perpetual net returns royalty of two percent of the proceeds of minerals mined and sold.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Consulting Agreement with Wingspan Foundation dated August 27, 2007 (1)
10.2	Option Agreement with Proteus Mining Limited dated August 27, 2007 (2)
10.3	Quitclaim Deed and Royalty Agreement with Pikes Peak Resources Inc. dated October 30, 2007
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1) Included as an exhibit on our Report on Form 10-QSB filed on October 22, 2007.
(2) Included as an exhibit on our Form 8-K filed on August 29, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc. (Registrant)
Date: January 21, 2008	/s/ Robin Relph
Robin Relph
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer