Form 10-Q
period 2008-02-29
Buckingham Exploration Inc.
filed 2008-04-21
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-149612

BUCKINGHAM EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1978 Vine Street, Suite 502
Vancouver, British Columbia V6K 4S1 Canada
(Address of principal executive offices)

(604) 737-0203
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 16, 2008 the registrant’s outstanding common stock consisted of 43,432,250 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
February 29, 2008
(Expressed in US dollars)
(unaudited)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	February 29,	May 31,
	2008	2007
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,314	456,274
Other receivables	9,028	22,112
Prepaid expenses and deposits (Note 5)	7,225	6,125
Total Current Assets	17,567	484,511
Property and Equipment (Note 4)	70,442	-
Total Assets	88,009	484,511
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	88,333	12,462
Accrued liabilities	-	6,456
Due to related parties	-	13,672
Note payable (Note 6)	-	23,362
Total Liabilities	88,333	55,952
Commitments and Contingencies (Notes 1 and 10)
Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	-	-
Common Stock, 80,000,000 shares authorized, $0.0001 par value
43,432,250 and 35,382,250 shares issued and outstanding, respectively	4,343	3,538
Additional Paid-in Capital	6,069,262	2,095,386
Share Subscription Received	15,000	-
Deficit Accumulated During the Exploration Stage	(6,088,929)	(1,670,365)
Total Stockholders’ Equity (Deficit)	(324)	428,559
Total Liabilities and Stockholders’ Equity (Deficit)	88,009	484,511

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

					Accumulated
	For Three	For Three	For Nine	For Nine	from April 4,
	Months	Months	Months	Months	2006 (Date of
	Ended	Ended	Ended	Ended	Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Amortization	6,327	-	14,291	-	14,291
General and administrative (1)	188,414	2,289	749,971	35,480	978,470
Impairment of mineral property costs (Note 3)	1,710,000	45,125	3,185,000	245,125	4,530,125
Mineral property costs	-	-	333,652	2,392	336,044
Professional fees	18,745	11,578	133,718	59,645	227,240

Total Expenses	1,923,486	58,992	4,416,632	342,642	6,086,1700

Other (Income) Expenses

Interest income	(362)	-	(1,459)	(537)	(2,119)
Interest expense	-	551	3,391	551	4,878

Net Loss for the period	(1,923,124)	(59,543)	(4,418,564)	(342,656)	(6,088,929)

Net Loss Per Share – Basic and Diluted	(0.05)	-	(0.11)	(0.01)	-

Weighted Average Shares Outstanding	42,146,500	24,647,000	40,992,000	24,029,000	-

(1) Stock based compensation included as
follows:
General and administrative expenses	-	-	157,182	-	292,181

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

			Accumulated from
	For Nine Months	For Nine Months	April 4, 2006 (Date
	Ended February 29,	Ended February 28,	of Inception) to
	2008	2007	February 29, 2008
	$	$	$

Operating Activities
Net loss for the period	(4,418,564)	(342,656)	(7,588,929)

Adjustments to reconcile net loss to net cash used in
operating activities
Amortization	14,291	-	14,291
Common shares issued for services	-	-	32,000
Impairment of mineral property costs	3,185,000	245,125	4,530,125
Stock-based compensation	157,181	12,000	292,180

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	69,415	23,520	88,333
Due to related parties	-	1,661	-
Other receivables	13,084	(2,235)	(9,028)
Prepaid expenses	(1,100)	-	(1,453)
Net Cash Used in Operating Activities	(982,282)	(62,585)	(1,148,253)

Investing Activities
Acquisition of mineral properties	(1,685,000)	(45,125)	(2,230,125)
Acquisition of property and equipment	(84,733)	-	(84,733)
Net Cash Used in Investing Activities	(1,769,733)	(45,125)	(2,314,858)

Financing Activities
Advances from (to) a related party, net	(12,083)	30,149	-
Repayment of note payable	(23,362)	21,535	-
Proceeds from common stock subscription	15,000	(10,350)	15,000
Proceeds from the issuance of common stock	2,525,000	52,725	3,656,925
Share issuance costs	(207,500)	-	(207,500)
Net Cash Provided by Financing Activities	2,297,055	94,059	3,464,425
(Decrease) Increase In Cash	(454,960)	(13,651)	1,314
Cash - Beginning of Period	456,274	13,837	–
Cash – End of Period	1,314	186	1,314

Non-Cash Investing and Financing Activities:
Common shares issued for acquisition of mineral
properties	3,000,000	200,000	3,800,000
Common shares issued for services	-	12,000	-
Common stock issued for mineral property
acquisition finders fee	-	-	100,000

Supplemental Disclosures
Interest paid	3,391	551	2,197
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 29, 2008, the Company has a working capital deficit of $70,766 and an accumulated deficit of $6,088,929. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the nine months ended February 29, 2008, the Company sold a private placement of 5,050,000 units at a price of $0.50 per unit, raising a total of $2,525,000, net of share issuance costs of $207,500. Each unit consists of one common share and one non-transferable warrant to purchase of one common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the Over- the-Counter Bulletin Board (“OTCBB”) at a price equal to or above $1.25 per share. As at February 29, 2008, no warrants have been exercised by the warrant holders.

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

	(b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on September 4, 2007 with the SEC

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 29, 2008 and May 31, 2007, and the consolidated results of its operations and consolidated cash flows for the nine months ended February 29, 2008 and 2007. The results of operations for the nine months ended February 29, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, donated expenses, stock-based compensation expense, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	(d)	Property and Equipment

Property and equipment, comprised of office furniture and motor vehicles, are recorded at cost and amortized using the declining balance method at 25% per annum.

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
(Expressed in US dollars)
(unaudited)

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

The fair value of financial instruments, which include cash, other receivables, advances to related parties, accounts payable, accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161,

“Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	(n)	Recent Accounting Pronouncements (continued)

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share- Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

	(o)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” SFAS No. 158 requires employers to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no material effect on the Company’s reported financial position or results of operations.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

3.	Mineral Properties

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

On May 9, 2007, the Company entered into a purchase agreement with Pikes Peak Resources, Inc. (“Pikes”), a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims is $1,000,000, payable as to $500,000 cash and the issuance of 5,000,000 common shares of the Company with a fair value of $500,000. Pikes will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company will also reimburse $3,700 to Pikes for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes at prevailing market price up to $150,000 for any taxes payable by Pikes as a result of the transaction. Pikes shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $1,100,000 of mineral property acquisition costs for the year ended May 31, 2007.

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the Option Agreement, the Company must make an option payment of $100,000 to acquire the surface and mineral estates over 265 acres (paid on July 27, 2007), with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay the Seller a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $100,000 of mineral property acquisition costs for the period ended February 29, 2008.

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. As at August 31, 2007, the Company has made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims and in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company. The Company issued 3,000,000 common shares on January 8, 2008 with a fair value of $1,500,000 (Refer to Note 7(f)). As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $3,085,000 of mineral property acquisition costs.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

4.	Property and Equipment

			Net Book Value	Net Book Value
		Accumulated	February 29,	May 31,
	Cost	Amortization	2008	2007
	$	$	$	$
Office furniture and equipment	29,142	4,577	24,565	-
Motor Vehicles	55,591	9,714	45,677	-
	84,733	14,291	70,442	-

5.	Note Payable

On February 19, 2007, the Company issued a promissory note in exchange for proceeds of $23,362 (CDN$25,000). The note is unsecured, bears interest at 1% per month, and has no terms of repayment. During the nine months ended February 29, 2008, the Company repaid and settled the principal and interest payment on the note.

6.	Related Party Transactions

(a)

During the nine months ended February 29, 2008, the Company incurred $85,307 (May 31, 2007 - $34,500) for management services provided by the President of the Company, and $1,500 (May 31, 2007 - $3,000) for rent provided by a related company which has a common director.

(b) During the nine months ended February 29, 2008, the Company advanced $5,772 (May 31, 2007 – owed $10,172) to the President of the Company for future travel expenses.

(c)

At February 29, 2008, the Company is indebted to a company with a common director for $nil (May 31, 2007 - $3,500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

(d) On May 7, 2007, the Company granted 2,000,000 stock options with an exercise price of $0.10 per option to the President of the Company. Refer to Note 8.

7.	Common Shares

(a)

On August 10, 2007, the Company sold a private placement of 3,500,000 units at a price of $0.50 per unit, raising a total of $1,750,000. Each unit consists of one common share and one non- transferable warrant to purchase of one further common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the NASD operated OTC Bulletin Board (“OTCBB”) at a price equal to or above $1.25 per share

(b)

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Common Shares (continued)

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

(f)

(f) On January 8, 2007 the Company issued 3,000,000 common shares of the Company at $0.50 per common share with a fair value of $1,500,000 as part of the acquisition costs of the 419 unpatented lode mining claims located in Colorado. Refer to Note 3.

8.	Stock Options

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

As at February 29, 2008, the Company has not issued any stock options relating to the Plan.

The following is a summary of the stock option activity during the nine month period ended February 29, 2008

	February 29, 2008
	Number Of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance, May 31, 2007	2,000,000	$0.10

Granted	1,000,000	0.60
Exercised	-	-
Expired	-	-

Balance, February 29, 2008	3,000,000	$0.27	$2,100,000

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

8.	Stock Options (continued)

On August 27, 2007, the Company granted 1,000,000 stock options to Wingspan Foundation (“Wingspan”) as part of the consulting agreement (the “Agreement”), as disclosed in Note 10(e). Under the terms of the Agreement, the stock options are exercisable at $0.60 per option, are immediately vested, and expire two years from the date of the Agreement. The total fair value of the 1,000,000 stock options granted was $157,182 based on the Black Scholes option pricing model, which was charged to operations using the following risk factors:

August 27,2007
Risk-Free Interest Rate	4.21%
Expected Life of the Options	2 years
Expected Volatility of the Options	41.16%
Expected Dividend Yield	0.00%
Weighted-Average Fair Value at Grant Date	$0.60

The following is a summary of the status of stock options outstanding and exercisable at November 30, 2007:

Weighted
Number	Average	Remaining
Of	Exercise	Contractual
Options	Price	Life (years)

2,000,000	$ 0.10	2.50
1,000,000	$ 0.60	1.75

9.	Warrants.

The following is a summary of the warrant activity during the nine month period ended February 29, 2008:

	February 29, 2008
		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Balance, May 31, 2007	4,300,000	0.325

Granted	5,050,000	1.00
Exercised	-	-
Expired	-	-

Balance, February 29, 2008	9,350,000	0.69

The following is a summary of the warrants outstanding at February 29, 2008:

Number	Weighted	Expiry
Of Warrants	Average	Date
	Exercise
	Price
4,300,000	0.325	May 15, 2009
3,500,000	1.00	August 10, 2009
650,000	1.00	September 15, 2009
500,000	1.00	September 30, 2009
200,000	1.00	October 22, 2009
200,000	1.00	November 2, 2009

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

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

	(c)	On July 27, 2007 the Company entered into a residential lease agreement to lease premises at the rate of $900 per month. The lease terminates on July 31, 2008.

	(d)	On August 1, 2007 the Company entered into a commercial lease agreement to lease premises at the rate of $1,073 per month. The lease terminates on July 31, 2008.

(e)

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

(f)

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

11.	Subsequent Event

On April 11, 2008 the Company received an operating loan from Aran Asset Management SA in the amount of $150,000 pursuant to a loan agreement. The loan is payable on demand and will bear interest of 1% per month.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

Buckingham Exploration Inc. (“Buckingham”, “we” or “our”) was incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We have two wholly owned subsidiaries, Hyde Park Uranium Inc., a Colorado corporation through which we have acquired mineral claims in Colorado, and Alpha Beta Uranium Inc., a Colorado corporation through which we have acquired additional mineral claims in Colorado. Our common stock became eligible for trading on the OTC Bulletin Board on May 8, 2007 under the ticker symbol “BUKX.OB”.

On March 10, 2008, we filed a registration statement on a Form S-1 registering an aggregate of 6,200,000 shares of our common stock, each with a par value of $0.001. We registered 5,200,000 issued common shares offered for resale by six selling shareholders and 1,000,000 common shares underlying options held by five selling security holders, including 3,000,000 issued common shares owned or controlled by Christopher Robin Relph, our director, President, CEO and CFO. We will not receive any proceeds from the resale of shares of our common stock by the selling security holders. We incurred all costs associated with the registration statement.

Uncertainties

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended February 29, 2008	Period from April 4, 2006 (inception) to February 29, 2008
Costs and Expenses:
General and Administrative	$188,414	$978,470 (1)
Amortization	6,327	14,291
Impairment of mineral property costs	1,710,000	4,530,125
Professional Fees	18,745	227,240
Total Operating Expenses	1,923,486	6,086,170
Interest Income	(362)	(2,119)
Interest Expense	-	4,878
Net Loss	(1,923,124)	(7,588,929)
Net Loss per common share (basic and diluted)	(0.05)	-
Weighted average common shares for computation	42,146,500	-

(1) Includes $292,181 of stock based compensation.

Since our inception on April 4, 2006 to February 29, 2008, we have not generated any revenue and we have incurred an accumulated deficit of $6,088,929. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

For the three months ended February 29, 2008 we incurred a net loss of $1,923,124. This compares to a net loss of $59,543 for the same period in Fiscal 2007. Our net loss per share was $0.05 for the three months ended February 29, 2008 and $0 for the same period in Fiscal 2007.

Our total operating expenses for the three months ended February 29, 2008 were $1,923,486, compared to $58,992 for the three months ended February 28, 2007.

Operating expenses for the three months ended February 29, 2008 included $6,327 for amortization expense, $188,414 in general administrative expense, $1,710,000 for impairment of mineral property costs and $18,745 for professional fees. In comparison, our expenses for the three months ended February 29, 2007 included $2,289 for general and administrative expenses, $45,125 for impairment of mineral property costs and $11,578 for professional fees. There was no amortization expense in Fiscal 2007.

The increase in our general and administrative expenses and professional fees is mainly attributable to our increased operations. The costs for impairment of our mineral property also rose significantly due to the increased number of mineral properties we hold having unproven mineral reserves.

Our general and administrative expenses for the nine months ended February 29, 2008 were $749,971, compared to $35,480 for the nine months ended February 28, 2007. They consist of consulting fees, foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank changes, advertising and promotion costs, office maintenance, courier and postage costs, and office equipment. From April 4, 2006 (date of inception) to February 29, 2008, we incurred total general and administrative expenses of $978,470, which includes $292,181 of stock based compensation.

Total operating expenses for the nine months ended February 29, 2008 were $4,416,632, compared to $342,642 for the same period in Fiscal 2007.

Operating expenses for the nine months ended February 29, 2008 included $14,291 for amortization expense, $749,971 in general administrative expense, $3,185,000 for impairment of mineral property costs and $333,652 in mineral property costs and $133,718 for professional fees. In comparison, our expenses for the nine months ended February 29, 2007 included $35,480 for general and administrative expenses, $245,125 for impairment of mineral property costs $2,392 for mineral property costs and $59,645 for professional fees.

Our total operating expenses from April 4, 2006 (date of inception) to February 29, 2008 were $6,086,170. This includes amortization of $14,291, general and administrative expenses of $978,470, an amount for impairment of our mineral property costs of $6,030,125, mineral property costs of $336,044 and $227,240 for professional fees.

Liquidity and Capital Resources

As of February 29, 2008, we have cash of $1,314, receivables of $9,028 and prepaid expenses of $7,225 for total current assets of $17,567. Our working capital deficit is $70,766. Our accumulated deficit from April 4, 2006 (date of inception) to February 29, 2008 was $6,088,929 and was funded through equity financing. During the nine months ended February 29, 2008, we raised $2,525,000 from the sale of our common stock net of share issuance costs of $207,500. Since our inception on April 4, 2006 to February 29, 2008 we have raised an aggregate of $3,449,425 from the sale of our common stock, net of share issuance costs.

During the nine months ended February 29, 2008, we used net cash of $982,282 in operating activities and $1,769,733 in investing activities. During the nine months ended February 29, 2008, our monthly cash requirement to fund our operating activities was approximately $108,325. Our cash as of February 29, 2008 of $1,314 is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from March 2008) to be approximately $7,325,000, as summarized in the table below.

Description of Expense	Amount
Payments towards acquisition of High Park Trails Property	$2,900,000
Exploration of the High Park Uranium Property and High Park Trails Property	$550,000
Proteus Claims Maintenance fees	$165,000
Exploration of the Proteus Claims and Staking and Evaluation of Additional Adjacent Claims	$1,650,000
Acquisition of further mineral claims	$1,000,000
Professional Fees	$60,000
General and Administrative Expenses	$1,000,000
Total	$7,325,000

General and administrative expenses for the year will consist of consulting fees and professional fees for the accounting, audit and legal work relating to our regulatory filings throughout the year, transfer agent fees, investor relations and general office expenses.

As at February 29, 2008, we had $1,314 cash in the bank. Based on our planned expenditures, we require a minimum of $7,323,686 to proceed with our plan of operations over the next twelve months (beginning March 2008). If we achieve less than the full amount of financing that we require, we will scale back our exploration program on the property and will proceed with a scaled back exploration plan based on our available financial resources.

Future Financings

Our auditor's report on our audited financial statements on May 31, 2007 and 2006 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have no revenues, have achieved losses since inception, and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claims. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

We will require additional financing in order to proceed with the exploration of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our prospective acquisitions, exploration activities and administrative expenses in order to stay within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs and certain acquisitions pending our obtaining additional financing. Still, even in light of our plan to scale back our operations, if we do not achieve additional financing, our current cash and working capital will be not be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the mineral property, we do not anticipate the sale or acquisition of any material properties, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Number of Employees

As of April 17, 2008, we have no full time or part time employees. Robin Relph, our sole director and President, works part time as an independent contractor in the areas of business development and management. He currently contributes approximately 30 hours per week to us. We currently engage independent contractors in the areas of accounting, geologist services and legal services. We plan to engage independent contractors in the areas of consulting, marketing, accounting, bookkeeping and other services.

Off-Balance Sheet Arrangements

As of April 17, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

ITEM 4T. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Robin Relph, our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

10.1	Assignment and Assumption Agreement among Proteus Mining Limited, Bucking Exploration Inc., Pike Peak Energy LLC, and Alpha Beta Uranium Inc. dated as of January 21, 2008 (1)

10.2	Quitclaim Deed and Royalty Agreement between Pikes Peak Energy LLC and Alpha Beta Uranium Inc. dated as of January 21, 2008 (1)

10.3	Quitclaim Deed and Royalty Agreement between Pikes Peak Energy LLC and Hyde Park Uranium Inc. dated as of January 22, 2008 (1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits on our Form 8-K filed January 25, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph

Date: April 21, 2008	Christopher Robin Relph

Director, President, Chief Executive Officer,
Chief Financial Officer and Principal
Accounting Officer