Form 10-K
period 2008-05-31
Buckingham Exploration Inc.
filed 2008-09-15
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

TRANSITIONREPORTPURSUANTTOSECTION13OR15(d)OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________
..

Commission file number 333-137978

Buckingham Exploration Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

1978 Vine Street, Suite 502
Vancouver, British Columbia V6K 4S1 Canada	(604) 737 0203
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer  ☐     Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 29, 2007: $25,155,288

Number of common shares outstanding at September 11, 2008: 43,762,250

PART I

Item 1. Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our" mean Buckingham Exploration Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition and exploration of mineral properties since our inception. We have two wholly owned subsidiaries: Hyde Park Uranium Inc., and Alpha Beta Uranium Inc., Colorado corporations through which we have acquired additional mineral claims in Colorado.

We are a start up mineral exploration company. Our current mineral and land interests are as follows:

Name of Property	Location	Nature of Interest	Status
High Park Uranium Property	Teller County, Fremont County, Colorado, USA	29 unpatented mining claims subject to a net mineral returns royalty of 2% (with an option to purchase royalty for $1,000,000).	24 additional claims have been staked. Drilling permit has been granted and preliminary drilling of 37 holes completed on November 23, 2007.
Proteus Claims	Fremont County, Park County, Saguache County, San Juan County, Colorado, USA	100% of all interests in 419 unpatented lode uranium mining claims	Permit required for exploratory drilling.

Our plan of operation for the next twelve months is to carry out exploration of mineral properties and acquire other selective early stage properties in the US or Canada. We intend to primarily explore for uranium, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals.

We anticipate that we will require additional financing in order to pursue full exploration of our existing mineral properties and acquire other mineral properties. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of mineral properties is determined.

Development of Business

During the year ended May 31, 2008, we purchased several mineral properties, developed our business plan and conducted preliminary drilling in some mineral claims.

  In August 2007 we completed a private placement of 3.5 million units at $0.50 per unit for net cash proceeds of $1,575,000. A finder's fee of 10% of the capital raised was paid in cash to a third party.
  On August 27, 2007 we entered into a binding option agreement with Proteus Mining Limited, to acquire 939 unpatented lode uranium mining claims located near Cañon City, Colorado. On January 21, 2008 we replaced this agreement by entering into an assignment and assumption agreement with Proteus Mining to acquire 100% of all interests on 419 unpatented lode mining claims instead of 939 claims.
  On November 23, 2007 we completed a drill program on our High Park uranium property in Teller County, Colorado.
  On November 7, 2007, we incorporated a wholly owned subsidiary, Alpha Beta Uranium Inc., a Colorado corporation.
  On January 21, 2008 we entered into an assignment and assumption agreement with Proteus Mining Limited and Pikes Peak Energy LLC whereby our subsidiary Alpha Beta Uranium Inc. acquired 419 unpatented lode mining claims located near Cañon City, Colorado, USA. The Assignment Agreement replaced the option agreement between Buckingham and Proteus dated August 27, 2007.
  On April 4, 2008, we engaged Paul Price as a consultant to aide in our operations in our Colorado office.

High Park Uranium Property (the “High Park Claims”)

On June 6, 2007, through our wholly owned subsidiary Hyde Park Uranium Inc., we completed the purchase of 29 unpatented mining claims known as the High Park Uranium Property located in Teller County, Colorado from Pikes Peak Resources, Inc. The purchase was completed pursuant to the purchase and sale agreement between us and Pikes Peak Resources dated May 9, 2007.

The purchase price of the property was $1,000,000 which was settled by way of $500,000 in cash and 5,000,000 shares of our common stock. Pikes Peak Resources will also receive a net returns royalty of 2% (revenue generated from sale of minerals minus any charges involved in transport or smelter). We have an option to purchase the royalty for $1,000,000, as adjusted for inflation. We have agreed to reimburse $3,700 to Pikes Peak Resources for the costs of locating the claims. We have also agreed to buy back shares of common stock from Pikes Peak Resources at prevailing market prices up to $150,000 for any taxes payable by Pikes Peak Resources as a result of the transaction. We have subsequently staked a further 24 adjoining claims. We also paid a finder’s fee of 1,000,000 shares of our common stock to an unrelated party subsequent to the closing of this transaction.

On January 22, 2008 Hyde Park Uranium executed a quitclaim deed and royalty agreement (the “HP Royalty Agreement”) with Pikes Peak Energy LLC. The Royalty Agreement relates to the 29 unpatented mining claims in Teller County, Colorado purchased by us on June 6, 2007.

The HP Royalty Agreement forms a part of the purchase and sale agreement for unpatented lode mining claims between us and Pikes Peak Resources. The HP Royalty Agreement replaces the previous quitclaim deed and royalty agreement between Hyde Park Uranium and Pikes Peak Resources dated October 30, 2007. The previous agreement was replaced in order to correctly identify Pikes Peak Energy LLC as signatory and assignor of the High Park Property, and to correct several clerical errors.

Pursuant to the HP Royalty Agreement, Hyde Park Uranium must pay to Pikes Peak Energy LLC a perpetual production royalty of 2% of any net returns earned by Hyde Park Uranium from the sale of minerals derived from the High Park Uranium Property.

In the event Hyde Park Uranium intends to abandon the claims or any portion thereof, it must first notify Pikes Peak Energy, whereupon Pikes Peak Energy will have the option for sixty days to acquire the claims at no cost.

Hyde Park Uranium will additionally be required to pay maintenance fees of approximately $175 per claim per year in order to keep the claims in good standing.

On July 27, 2007 we entered into an exploration agreement with an option to purchase with Edwin S. Broussard III and Alice M. Broussard in relation to a property known as the High Park Trails Ranch in Teller County, Colorado (the “High Park Trails Property”). The High Park Trails Property adjoins our High Park Uranium Property in Teller County, Colorado. Pursuant to the terms of the agreement, we made an option payment of $100,000 to acquire the surface and mineral estates over 265 acres (paid on July 27, 2007), however we did not make the required option payment of $2,900,000 on July 23, 2008 and we allowed our interest in this property to expire.

Proteus Claims

On January 21, 2008 our company and our wholly owned Colorado subsidiary, Alpha Beta Uranium Inc., entered into an assignment and assumption agreement with Proteus Mining Limited and Pikes Peak Energy LLC whereby Alpha Beta Uranium acquired 419 unpatented lode mining claims located near Cañon City, Colorado, USA (the “Proteus Claims”). The 419 unpatented lode mining claims include 360 claims in Fremont County, 4 claims in Park County, 42 claims in Saguache County, and 13 claims in San Juan County. The assignment and assumption agreement replaces the option agreement between our company and Proteus Mining dated August 27, 2007 (the “Previous Agreement”).

Under the Previous Agreement, we held an option to acquire 939 mining claims by making payments of $7,425,000 and issuing 2,000,000 common shares. As of January 20, 2008, we had made partial payments totaling $1,575,000 in respect of the option.

Following completion of due diligence on the claims, we decided not to acquire many of the original 913 claims. Accordingly, on January 21, 2008 our company and our subsidiary Alpha Beta Uranium entered into the assignment and assumption agreement with Proteus Mining and Pikes Peak Energy, whereby Alpha Beta Uranium acquired 419 of the Proteus Claims, in consideration of one final installment of $10,000 and the payment of 3,000,000 restricted shares of our common stock to Proteus Mining.

Pursuant to the assignment and assumption agreement, Alpha Beta Uranium is also required to pay up to $2,000,000 to Proteus Mining on the successful outlining of mineral reserve milestones on the purchased claims, according to Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Projects) definitions, as described in the following table:

As required by the assignment and assumption agreement, Alpha Beta Uranium concurrently entered into a quitclaim deed and royalty agreement with Pikes Peak Energy dated as of January 21, 2008 (the “AB Royalty Agreement”). Pursuant to the AB Royalty Agreement, Alpha Beta Uranium must pay to Pikes Peak Energy a perpetual production royalty of two percent of any net returns earned by Alpha Beta Uranium from the sale of minerals derived from the Proteus Claims.

Uranium Mineral Resource or Uranium Mineral Reserve Milestone	Payment
2 million pounds of Uranium Inferred	$500,000
Mineral Resource
3 million pounds of Uranium Indicated	Additional $500,000
Mineral Resource	(for an aggregate of $1,000,000)
4 million pounds of Uranium Measured	Additional $500,000
Mineral Resource	(for an aggregate of $1,500,000)
5 million pounds or more of Uranium	Additional $500,000
Probable Mineral Reserve	(for an aggregate of $2,000,000)

In the event Alpha Beta Uranium intends to abandon the claims or any portion thereof before January 21, 2013, it must first notify Pikes Peak Energy, whereupon Pikes Peak Energy will have the option for sixty days to acquire the claims at no cost. Alpha Beta Uranium will additionally be required to pay maintenance fees of approximately $175 per claim per year in order to keep the claims in good standing.

Taking into consideration all of the claims already owned, staked and currently being staked by us, including the High Park Claim and the Proteus Claims, we hold approximately 472 claims in total, with each claim covering a land surface area of approximately 20 acres for an aggregate of 9,440 acres of mining claims.

Competition

We are a mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

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

Legislation and Government Regulation

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

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to the High Park Claims or the Proteus Claims or surrounding areas.

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

Research and Development Expenditures

As of May 31, 2008, we have not spent any amounts on research and development activities since our inception. Our planned expenditures on our exploration programs are summarized above under the section of this Prospectus entitled “Description of Property”.

Employees

As of May 31, 2008, we have no part time or full time employees. Our director, President, CEO and CFO, Christopher Robin Relph, works part time as an independent contractor and works in the areas of business development and management. He currently contributes approximately 35 hours per week to us. We currently engage independent contractors in the areas of bookkeeping, accounting, geological, legal, consulting, marketing, management and other services.

Subsidiaries

As of May 31, 2008, we have two wholly owned subsidiaries, Hyde Park Uranium Inc., and Alpha Beta Uranium Inc., Colorado corporations through which we have acquired additional mineral claims in Colorado.

Intellectual Property

We have not filed for any protection of our trademark for our company. We own copyright in the contents of our website, www.buckinghamexploration.com.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On August 1, 2007 we entered into a commercial lease agreement to lease premises, at the rate of $1,073 per month, located at Suite 418- 831 Royal Gorge Blvd, Cañon City, Colorado 81212, from where we oversee our exploration activities. We also pay $900 per month to maintain a house in Cañon City which is used to house geology professionals who are working on our Colorado properties. Our principal executive offices arranged for us at no cost by Mr. Relph, our sole director and officer, and are located at Suite 502, 1978 Vine Street, Vancouver, British Columbia, V6K 4S1. Our telephone number is (604) 737 0203. We also pay $250 per month for the use of an additional facility for storage and meetings located in Burnaby, British Columbia on an as needed basis.

Our mineral properties are described below.

High Park Uranium Property (the “High Park Claims”)

Location

The High Park Claims consist of 53 unpatented lode mining claims which include 42 claims in Teller County and 11 claims Freemont County, all located near Cañon City, Colorado, USA. The area is located approximately 30 miles northwest of Canon City, Colorado.

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

Figures 1 and 2: Location of the High Park Claims in Teller and Freemont Counties, Colorado.

Ownership Interest

On June 6, 2007 through our wholly owned subsidiary, Hyde Park Uranium Inc., we completed the purchase of 29 unpatented mining claims located in Teller County, Colorado (known as the High Park Uranium Property) from Pikes Peak Resources, Inc. pursuant to the purchase and sale agreement dated May 9, 2007.

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

Present Condition of the Property and Current State of Exploration

In the 1970’s a small ore body was drilled on Section 25. The drilling contained approximately 354 holes. Mineral trends are open ended and identified in at least five horizons within the project area related to braided stream deposits in the Tallahassee Creek conglomerate.

In April 2006, we hired a geologist, Richard E. Schneider, to prepare a report evaluating the High Park Claims. Thereafter, we planned a two stage exploration program, of which we have completed the first step of the first phase and intend to carry out the remaining steps of the first phase and the second phase.

On November 23, 2007 we completed a drill program on our High Park Claims. The drilling at the High Park Claims seeks to extend the known mineralization of the High Park Claims by focusing on twinning holes previously reported by Cyprus Mining Corporation. Our completed drill program includes 37 holes with a collective depth of 6,651 feet. Computer modeling of the results will allow us to better understand the structure of the deposit and to generate new reserve calculations.

Our plan of exploration for the High Park Claims is as follows:

Description of Phase of Exploration	Completion or Anticipated Completion Date	Description of Exploration Work Required	Estimated Costs ($)
First Phase	October 2008	Conduct ground scintillation survey to identify new drilling targets.	60,000
	January 2009	Sample volcanic intrusive.	20,000
	February 2009	Undertake a scoping study to assess feasibility of putting the High Park Claims into production.	60,000
	April 2009	As part of this process we plan to develop a relationship with the Cotter Corporation to ensure that there is a nearby processing facility for the uranium ore.	10,000
	June 2009	Re-drill two small areas of resources to verify past reserve calculations, commence permitting for bulk sampling.	100,000
	Total Costs of the First Phase		250,000
Second Phase	July 2009	Conduct comprehensive drill program based on first phase results.	200,000
	August 2009 Stake out 25-30 new claims.		50,000
	September 2009	Conduct survey and drilling evaluation of newly staked claims	50,000
	Total Costs of the Second Phase		300,000

Geology

The project area is part of the Tallahassee Creek Conglomerate of Oligocene age. Outcrops of the Oligocene Wall Mountain Tuff also occur throughout parts the unexplored areas. The Echo Park Formation of Eocene age also outcrops within the property on fairly steep slopes and in gullies.

Mineralization

The minerals occurring in the project area are autunite (an ore of uranium), uraninite (any mineral consisting of uranyl phosphate and arsenate of the autunite), gummite (secondary uiranium oxides) and uranophane (radioactive source of uranium). To the east side of the property is a volcanic intrusive (rock formation) that has come up through the granites and rhyolites. It is estimated to be approximately 1,800 feet by 2,500 feet in area and Tertiary in age. Depth could go to several thousands of feet. The intrusive is radioactive. Mineralized trends are identified in at least five horizons within the project area. These are related to multiple braided stream channel deposits in the Tallahassee Creek Conglomerate, and possibly the Echo Park Formation. These channels cut into the underlying granites and rhyolites. The channel system is identified as having weathered medium to large granite boulders, volcanic tuff and smaller sand and gravels. The streams are further identified as containing small to large pieces of petrified palm wood and carbonized wood. The channels can range in width from several hundred feet to over a mile. The channels are Eocene in age and classified as being 35,000,000 years old.

Proteus Claims

Location

The Proteus Claims consist of 419 unpatented lode uranium mining claims, which include: 364 claims in Fremont County, 42 claims in Saguache County, 13 claims in San Juan County; all located near Cañon City, Colorado, USA. The claims are collectively known as the “Proteus Claims”. The claims are accessible by paved roads and tracks giving easy accessibility. Canon City is approximately an hour’s drive southwest of Colorado Springs and is home to the Cotter Corporation uranium mill. This mill suspended operation in 2001 and is currently in the process of refurbishment.

The Proteus Claims are grouped into six separate properties located near Cañon City, Colorado, USA. Each property consists of a varying number of uranium claims with each claim covering a land surface area of 20 acres. The claims are easily accessible by a number of paved roads and tracks. Cañon City is approximately an hour’s drive southwest of Colorado Springs and is home to the Cotter Corporation uranium mill. That mill suspended operation in 2001 and is currently in the process of refurbishment. Virtually all of the claims have been previously owned, drilled or worked on by one of the major uranium companies that operated in the area during the last uranium boom that took place in the late 70s and early 80s. Those companies included Union Carbide, Cypress Mining, Urania, Westinghouse and Cotter Corporation. We have opened a field office in Cañon City staffed by a project manager and has engaged the services of several experienced consultants in the areas of geology, geophysics, surveying and staking.

Figures 3, 4, 5. 6: Location of the Proteus Claims in Freemont, Saguache, and San Juan Counties, Colorado.

On January 21, 2008 our wholly owned Colorado subsidiary, Alpha Beta Uranium, acquired 419 unpatented lode mining claims located near Cañon City, Colorado, according to the assignment and assumption agreement with Proteus Mining Limited and Pikes Peak Energy LLC. Alpha Beta Uranium acquired 419 of the Proteus Claims, in consideration of one final installment of $10,000 and the payment of 3,000,000 restricted shares of our common stock to Proteus Mining. The assignment and assumption agreement replaces the option agreement between our company and Proteus Mining dated August 27, 2007 (the “Previous Agreement”). Under the Previous Agreement, we held an option to acquire 939 mining claims by making payments of $7,425,000 and issuing 2,000,000 common shares. As of September 11, 2008, we made total payments of $1,585,000 and issued 3,000,000 shares of our common stock for the acquisition of the Proteus Claims. Alpha Beta Uranium now holds the title of the Proteus Claims.

Pursuant to the assignment and assumption agreement, Alpha Beta Uranium is also required to pay up to $2,000,000 to Proteus Mining on the successful outlining of mineral reserve milestones on the purchased claims, according to Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Projects) definitions as described in the following table:

Uranium Mineral Resource or Uranium Mineral Reserve Milestone	Payment
2 million pounds of Uranium Inferred	$500,000
Mineral Resource
3 million pounds of Uranium Indicated	Additional $500,000
Mineral Resource	(for an aggregate of $1,000,000)
4 million pounds of Uranium Measured	Additional $500,000
Mineral Resource	(for an aggregate of $1,500,000)
5 million pounds or more of Uranium	Additional $500,000
Probable Mineral Reserve	(for an aggregate of $2,000,000)

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

All of the claims have been previously owned, drilled or worked on by one of the major uranium companies that operated in the area during the last uranium boom that took place in the late 70s and early 80s. Those companies included Union Carbide, Cypress Mining, Urania, Westinghouse and Cotter Corporation.

Our intended plan of operation of Proteus Claims is as described below:

Description of Phase of Exploration	Completion or Anticipated Completion Date	Description of Exploration Work Required	Estimated Costs ($)
First Phase	October 2008	Fly an airborne geophysical survey to define limits to potentially mineralized palaeo-channels and locate surface uranium anomalies.	20,000
	December 2008	carry out early stage geophysics, mapping, sampling and drill programs on certain of the claims to bring them to a level of knowledge where they can be joint-ventured or sufficient funding raised to complete feasibility studies	80,000
	April 2009	Carry out a 3 phase drill program on the Alpha, Beta, Gamma and Elk uranium claims (which form part of the Proteus Claims), where previous exploration work has shown thepresence of significant uranium mineralization. This property is in the same geological setting as the nearby Hansen ore-body which is reported to contain 30 million pounds of U3O8 at 0.02grade	650,000
	Total Costs of the First Phase		750,000
Second Phase	June 2009	identify and stake other claims that were previously owned and partially developed by the major uranium companies in the 1970s	100,000
	July 2009	Continue to seek out old reports and drill data to 50,000 enhance the value of the existing portfolio of claims
	August 2009	Staking further 600 claims	500,000
	September 2009	Conduct survey and drilling evaluation of newly staked claims	250,000
	Total Costs of the Second Phase		900,000

As a result of the large number of claims comprising the Proteus Claims, we intend to carry out early stage geophysics, mapping and sampling, and drill programs on certain of the claims. Once sufficient knowledge of the claims is compiled, we intend to enter into joint-ventures or to seek funding in order to complete feasibility studies.

In addition to the specific plan of operations for the individual claims, we also intend over the next 12 months, to continue to identify and stake other claims that were previously owned and partially developed by the major uranium companies in the 1970s. To date, a further 600 claims have been identified in the region of the Proteus Claims and we anticipate that staking will commence by the end of the fall. This will cost approximately $500,000 in staking costs and fees payable to the State of Colorado and Bureau of land Management (BLM).

Item 3. Legal Proceedings

As of September 11, 2008, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Bulletin Board, under the trading symbol “BUKX.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for five quarters since our common stock began to trade on OTC Bulletin Board on May 8, 2007. On September 11, 2008, the highest price of our common stock on the OTC Bulletin Board was $0.03 per share. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
June 1, 2008 – August 31, 2008	0.60	0.025
March 1, 2008 – May 31, 2008	0.98	0.35
December 1, 2007 – February 29, 2008	1.05	0.85
September 1, 2007 – November 30, 2007	1.30	0.82
June 1, 2007 – August 31, 2007	1.00	0.46

Holders

As of September 11, 2008 there were 112 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

On November 23, 2007, we filed a Form S-8 registration statement with the SEC to register our 2007 Non-Qualified Stock Plan and 2007 Non-Qualified Stock Option Plan to issue up to 2,000,000 common shares and options to purchase up to 2,000,000 shares of our common stock to our employees, consultants, directors, and other persons associated with us and any of our subsidiaries. The 2007 Non-Qualified Stock Plan and 2007 Non-Qualified Stock Option Plan were approved by our Board of Directors on November 15, 2007. As of May 31, 2008 we issued 25,000 stock purchase options under our 2007 Non-Qualified Stock Option Plan and 50,000 common shares under our 2007 Non-Qualified Stock Plan.

We have reserved 2,000,000 shares of our common stock for options to be granted under our 2007 Non-Qualified Stock Option Plan. Our Board of Directors administers our 2007 Non-Qualified Stock Plan and 2007 Non-Qualified Stock Option Plan and has the authority to determine the eligible recipients, the types and numbers of the securities, and any other terms and conditions of each security as our Board of Directors may deem necessary and consistent with the terms of our 2007 Non-Qualified Stock Plan and 2007 Non-Qualified Stock Option Plan.

Equity Compensation Plan Information

		As of May 31, 2008
	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders	75,000	1.00	3,925,000
Equity compensation plans approved by shareholders	0	0	0
Total	75,000	1.00	3,925,000

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of May 31, 2008.

Recent Sales of Unregistered Securities

From June 1, 2007 to present, we have completed the following previously unreported sales of our unregistered securities:

  On April 21, 2008, we issued 30,000 units to one non US investor at $0.50 per unit for gross proceeds of $15,000. Each unit consists of one share of our common stock and one non-transferable warrant to purchase one additional share of our common stock at an exercise price of $1.00 per share within the earlier of April 21, 2010, or after five business days our common shares trade at least once on the OTC Bulletin Board at a share price equal to or above $1.25 per share for seven consecutive trading days. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.
  On May 7, 2008 we issued 250,000 shares of our common stock to a public relations consultant with a fair value of $112,500 as compensation for investor relations services.
  These shares were issued without a prospectus pursuant to Regulation S of theSecurities Act.

Our reliance upon the exemption under of Regulation S of the Securities Act was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the securities. Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation

We are an exploration stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing to fund our operations. Our only source of cash at this time is investments by others in our company.

Liquidity and Capital Resources

As of May 31, 2008, we had cash of $10,969 in our bank accounts and a working capital deficit of $13,907. As of May 31, 2008, we had total assets of $211,606 and total liabilities of $225,513.

Our net loss of $6,439,821 from April 4, 2006 (date of inception) to May 31, 2008 was mostly funded by a combination of private placements and loans. From April 4, 2006 (date of inception) to May 31, 2008, we raised net proceeds of $3,661,575 in cash from the issuance of common stock. On April 11, 2008 we received an operating loan in the amount of $150,000 pursuant to a loan agreement. The loan bears interest of 1% per month and is payable on demand. On February 19, 2007, we issued a promissory note in exchange for proceeds of $23,362 in the form of an unsecured loan, bearing interest at 1% per month with no repayment terms. This loan of $23,362 was repaid in full in February 2008

Since April 4, 2006 (date of inception) to September 11, 2008, we raised net proceeds of $3,626,508 in cash from financing activities.

We used net cash of $1,152,210 in operating activities for the year ended May 31, 2008 compared to $162,258 for the year ended May 31, 2007. The large difference is attributed to an increase in general and administrative expenses and mineral property costs.

We used net cash of $1,752,233 in investing activities for the year ended May 31, 2008 compared to net cash of $545,125 in investing activities for the year ended May 31, 2007. The increase in cash used in investing activities is due to increased costs of acquisition of mineral properties as well as property and equipment

We received net cash of $2,459,138 from financing activities for the year ended May 31, 2008 compared to $1,149,820 for the year ended May 31, 2007 due to more issuances of our common stock.

We expect that our total expenses will increase over the next year as we increase our business operations and exploration activities of mineral properties. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year. Over the next 12 months, we plan to initially concentrate on completing a comprehensive review of all the data available from the drill programs as well as carrying out a ground scintillation survey to identify new drill targets on the recently acquired properties.

Our overall planned exploration expenditures for the next twelve months (beginning October 2008) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of the High Park Uranium Property	$550,000
Proteus Claims Maintenance fees	$165,000
Exploration of the Proteus Claims and Staking and Evaluation of Additional Adjacent Claims	$1,650,000
Acquisition of further mineral claims	$1,000,000
Professional Fees	$60,000
General and Administrative Expenses	$1,000,000
Total	$4,425,000

In order to fully carry out our business plan, we need additional financing of approximately $4,425,000 for the next 12 months. In order to improve our liquidity, we intend to pursue additional equity financing from private placement sales of our equity securities or shareholders’ loans. We intend to negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash. We do not presently have sufficient financing to undertake our planned exploration program on our mineral properties. Issuances of additional shares will result in dilution to our existing shareholders.

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

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to May 31, 2008. As of May 31, 2008, we had an accumulated deficit of $6,439,821. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we are presently engaged in the exploration of our mineral properties. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our audited financial statements on May 31, 2008 and 2007 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From April 4, 2006 (date of inception) to May 31, 2008, our total expenses were $6,428,515. The major components of our total expenses since inception to May 31, 2008 consist of: $4,530,125 for impairment of mineral property costs; general and administrative expenses of $1,273,259; mineral property costs of $322,050; professional fees of $288,633, and $14,448 in amortization.

Our total expenses increased by $3,096,055 to $4,759,077 for the year ended May 31, 2008 from $1,663,022 for the year ended May 31, 2007. The increase in total expenses was mainly due to our increased business activities and in particular our acquisition of additional mineral interests and related impairment (discussed below) as well as related engagement of additional consultants.

Since it has not been determined whether there are proven or probably reserves on our properties, we recognized impairment losses of mineral property acquisition costs. Our impairment of mineral property costs increased by $1,839,875 to $3,185,000 for the year ended May 31, 2008 from $1,345,125 for the year ended May 31, 2007, because we recognized an impairment loss related to acquisition of the Proteus Claims during the fiscal year 2008.

Due to our acquisition of additional mineral interests, our mineral property costs correspondently increased by $317,266 to $319,658 for the year ended May 31, 2008 from $2,392 for the year ended May 31, 2007.

Our professional fees consisted primarily of legal, accounting and auditing fees. Our professional fees increased by $106,399 to $195,112 for the year ended May 31, 2008 from $88,713 for the year ended May 31, 2007. The increase in our professional fees was due to additional legal and auditing services provided by our legal counsels and auditors related to the acquisition of mineral properties.

Our other administrative expenses consist of amortization, loss on disposal of property and equipment, consulting fees, foreign exchange loss, mineral property costs, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank changes, advertising and promotion costs, office maintenance, courier and postage costs, and office equipment. Our other administrative costs increased by $818,067 from $226,792 for the year ended May 31, 2007 to $1,044,859 for the year ended May 31, 2008. The increase in other administrative costs was mainly due to our increased day to day operation activities.

Net Loss

For the year ended May 31, 2008 we incurred net loss of $4,769,456 compared to $1,663,949 for the year ended May 31, 2007. From April 4, 2006 (date of inception) to May 31, 2008, we incurred an aggregate net loss of $6,439,821. The net loss was primarily due to the impairment of mineral property costs and mineral property costs associated with a new exploration company that has not yet earned any revenues. We expect to continue to incur losses over the next two years. We incurred net loss of $0.12 per share for the year ended May 31, 2008 and net loss of $0.06 per share for the year ended May 31, 2007.

Inflation and Changing Prices

Inflation and changing prices have had no impact on our net sales and revenues to date as we are an exploration stage company that has incurred net losses to date and has not generated any revenues.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Buckingham Exploration Inc. (An Exploration Stage Company) May 31, 2008 (Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Stockholders
Buckingham Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2008 and 2007, and the related consolidated statement of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated for the period from April 4, 2006 (Date of Inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 4 2006 (Date of Inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has incurred an operating loss since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 10, 2008

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31, 2008	May 31, 2007
	$	$
ASSETS
Current Assets
Cash	10,969	456,274
Other receivables (Note 8(b))	11,029	22,112
Prepaid expenses and deposits (Note 3)	143,003	6,125
Total Current Assets	165,001	484,511
Property and Equipment (Note 5)	46,605	-
Total Assets	211,606	484,511
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	66,047	12,462
Accrued liabilities	9,466	6,456
Loan payable (Note 6)	150,000	-
Note payable (Note 7)	-	23,362
Due to related parties (Note 8(b) and (c))	-	13,672
Total Liabilities	225,513	55,952
Commitments and Contingencies (Notes 1 and 13)
Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, NIL issued and outstanding	-	-
Common Stock, 80,000,000 shares authorized, $0.0001 par value 43,762,250 and 35,382,250 shares issued and outstanding, respectively	4,376	3,538
Additional Paid-in Capital	6,421,538	2,095,386
Deficit Accumulated During the Exploration Stage	(6,439,821)	(1,670,365)
Total Stockholders’ Equity (Deficit)	(13,907)	428,559
Total Liabilities and Stockholders’ Equity (Deficit)	211,606	484,511

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

			Accumulated from April 4, 2006
	Year Ended	Year Ended	(Date of Inception)
	May 31, 2008	May 31, 2007	to May 31, 2008
	$	$	$
Revenue	-	-	-
Expenses
Amortization	14,448	-	14,448
General and administrative (1)	1,044,859	226,792	1,273,259
Impairment of mineral property costs (Note 4)	3,185,000	1,345,125	4,530,125
Mineral property costs	319,658	2,392	322,050
Professional fees	195,112	88,713	288,633
Total Expenses	4,759,077	1,663,022	6,428,515
Other (Income) Expenses
Interest income	(1,642)	(560)	(2,202)
Interest expense	5,841	1,487	7,328
Loss on disposal of property and equipment	6,180	-	6,180
Net Loss	(4,769,456)	(1,663,949)	(6,439,821)
Net Loss Per Share - Basic and Diluted	(0.12)	(0.06)	-
Weighted Average Shares Outstanding	40,446,000	27,186,000
(1) Stock based compensation included as follows:
General and administrative expenses	352,911	134,999	487,910

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from April 4, 2006
			(Date of Inception)
	May 31, 2008	May 31, 2007	to May 31, 2008
	$	$	$
Operating Activities
Net loss for the year	(4,769,456)	(1,663,949)	(6,439,821)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	14,448	-	14,448
Impairment of mineral property costs	3,185,000	1,345,125	4,530,125
Stock based compensation	352,911	134,999	487,910
Common shares issued for services	-	32,000	32,000
Loss on disposal of property and equipment	6,180	-	6,180
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	56,595	17,804	75,513
Other receivables	11,083	(22,112)	(11,029)
Prepaid expenses	4,701	(6,125)	(1,424)
Due to related parties	(13,672)	-	(12,083)
Net Cash Used in Operating Activities	(1,152,210)	(162,258)	(1,318,181)
Investing Activities
Acquisition of mineral properties	(1,685,000)	(545,125)	(2,230,125)
Acquisition of property and equipment	(84,733)	-	(84,733)
Proceeds of disposal of property and equipment	17,500	-	17,500
Net Cash Used in Investing Activities	(1,752,233)	(545,125)	(2,297,358)
Financing Activities
Advance from a related party	-	7,083	12,083
Proceeds from loan payable	150,000	-	150,000
Proceeds from note payable		23,362	23,362
Repayments from note payable	(23,362)		(23,362)
Share issuance costs	(207,500)	-	(207,500)
Proceeds from the common stock subscriptions	-	-	10,350
Proceeds from the issuance of common stock	2,540,000	1,119,375	3,661,575
Net Cash Provided by Financing Activities	2,459,138	1,149,820	3,626,508
Increase (Decrease) In Cash	(445,305)	442,437	10,969
Cash - Beginning of Period	456,274	13,837	-
Cash - End of Period	10,969	456,274	10,969
Non-Cash Investing and Financing Activities:
Common stock issued for mineral property acquisitions	1,500,000	800,000	2,300,000
Common stock issued for finders fee	-	100,000	100,000
Common stock issued for services	157,000	-	157,000
Supplemental Disclosures
Interest paid	5,841	1,487	7,328
Income tax paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2008
(Expressed in US dollars)

					Deficit Accumulated
			Common Stock	Additional Paid-Up	During the
	Shares	Amount	Subscribed	Capital	Exploration Stage	Total
	#	$	$	$	$	$
Balance – April 4, 2006 (Date of Inception)	-	-	-	-	-	-
May 8, 2006 – issuance of common shares for cash proceeds at $0.0001 per share	20,000,000	2,000	-	-	-	2,000
May 20, 2006 – issuance of common shares for cash proceeds at $0.0001 per share	1,000,000	100	-		-	100
May 26, 2006 – issuance of common shares for cash proceeds at $0.0001 per share	1,000,000	100	-	-	-	100
May 31, 2006 – common shares subscribed at $0.10 per share	-	-	10,350	-	-	10,350
Net loss for the period	-	-	-	-	(6,416)	(6,416)
Balance – May 31, 2006	22,000,000	2,200	10,350	-	(6,416)	6,134
July 1, 2006 – issuance of common shares for cash proceeds at $0.10 per share	527,250	53	(10,350)	52,672	-	42,375
August 8, 2006 – issuance of common shares for acquisition of mineral property at $0.10 per	2,000,000	200	-	199,800	-	200,000
September 28, 2006 – issuance of common shares for transfer agent expenses at $0.10 per	120,000	12	-	11,988	-	12,000
May 7, 2006 – issuance of common shares for proceeds cash at $0.10 per share	20,000	2	-	1,998	-	2,000
May 7, 2007 – issuance of common shares for legal fees at $0.10 per share	200,000	20	-	19,980	-	20,000
May 7, 2007 – issuance of common shares for acquisition of mineral property at $0.10 per share	5,000,000	500	-	499,500	-	500,000
May 11, 2007 – issuance of common shares for mineral property finders fee at $0.10 per share	1,000,000	100	-	99,900	-	100,000
May 16, 2007 – issuance of common shares for cash proceeds at $0.25 per share	4,300,000	430	-	1,074,570	-	1,075,000
May 16, 2007 – issuance of common shares for finders fee at $0.25 per share	215,000	21	-	53,729	-	53,750
Stock-based compensation	-	-	-	134,999	-	134,999
Share issuance expenses	-	-	-	(53,750)	-	(53,750)
Net loss for the year	-	-	-	-	(1,663,949)	(1,663,949)
Balance – May 31, 2007	35,382,250	3,538	-	2,095,386	(1,670,365)	428,559

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2008
(Expressed in US dollars)

					Deficit Accumulated
			Common Stock	Additional Paid-Up	During the
	Shares	Amount	Subscribed	Capital	Exploration Stage	Total
	#	$	$	$	$	$
Balance – May 31, 2007	35,382,250	3,538	-	2,095,386	(1,670,365)	428,559
August 10, 2007 – issuance of common shares for cash proceeds at $0.50 per share	3,500,000	350	-	1,749,650	-	1,750,000
September 4, 2007 – issuance of common shares for cash proceeds at $0.50 per share	200,000	20	-	99,980	-	100,000
September 12, 2007 – issuance of common shares for cash proceeds at $0.50 per share	400,000	40	-	199,960	-	200,000
September 19, 2007 – issuance of common shares for cash proceeds at $0.50 per share	50,000	5	-	24,995	-	25,000
September 25, 2007 – issuance of common shares for cash proceeds at $0.50 per share	200,000	20	-	99,980	-	100,000
October 5, 2007 – issuance of common shares for cash proceeds at $0.50 per share	300,000	30	-	149,970	-	150,000
October 18, 2007 – issuance of common shares for cash proceeds at $0.50 per share	200,000	20	-	99,980	-	100,000
November 6, 2007 – issuance of common shares for cash proceeds at $0.50 per share	200,000	20	-	99,980	-	100,000
January 8, 2008 – issuance of common shares for mineral property at $0.50 per share	3,000,000	300	-	1,499,700	-	1,500,000
April 18, 2008 – issuance of common shares for consulting fees at $0.89 per share	50,000	5	-	44,495	-	44,500
April 21, 2008 – issuance of common shares for cash proceeds at $0.50 per share	30,000	3	-	14,997	-	15,000
May 7, 2008 – issuance of common shares for investor relations at $0.45 per share	250,000	25	-	112,475	-	112,500
Stock-based compensation	-	-	-	337,490	-	337,490
Share issuance expenses	-	-	-	(207,500)	-	(207,500)
Net loss for the year	-	-	-	-	(4,769,456)	(4,769,456)
Balance – May 31, 2008	43,762,250	4,376		6,421,538	(6,439,821)	(13,907)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2008, the Company has a working capital deficit of $60,512 and an accumulated deficit of $6,439,821. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Colorado and estimates that cash requirements of approximately $4,425,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

2.		Summary of Significant Accounting Policies

	a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The consolidated financial statements include the financial statements of the Company and its’ wholly-owned subsidiaries incorporated in Colorado, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc. All intercompany balances and transactions have been eliminated. The Company’s fiscal year-end is May 31.

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

(c)	Property and Equipment

Property and equipment, comprised of office furniture and motor vehicles, are recorded at cost and amortized using the declining balance method at 25% per annum.

(d)	Basic and Diluted Net Income (Loss) Per Share

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	(e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008 and 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	(g)	Mineral Property Costs

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

	(h)	Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. To date, the Company has not incurred any asset retirement obligations.

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	(k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	(l)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS 123(R), “Share-Based Payments,” which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options. In March 2005, the Securities and Exchange Commission issued SAB 107 relating to SFAS 123(R). The Company applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviours. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

	(m)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(n)	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	(n)	Recent Accounting Pronouncements (continued)

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements. .

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future financial statements. .

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements. .

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

	(o)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

3.	Prepaid expenses

	a)	During the year ended May 31, 2008, the Company entered into a consulting agreement on April 18, 2008 for a one year period. Pursuant to this agreement, the Company issued 50,000 common shares at $0.89 per common share with a fair value of $44,500 (Note 9(g)). As at May 31, 2008, $37,084 is included in prepaid expenses.

(b)	During the year ended May 31, 2008, the Company entered into an investor relations agreement on May 7, 2008 for a one year period. Pursuant to this agreement, the Company issued 250,000 common shares at $0.45 per common share with a fair value of $112,500 (Note 9(i)). As at May 31, 2008, $104,465 is included in prepaid expenses.

(c)	During the year ended May 31, 2008, the Company has prepaid rent of $1,454.

4.	Mineral Properties

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

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the Option Agreement, the Company must make an option payment of $100,000 to acquire the surface and mineral estates over 265 acres (paid on July 27, 2007), with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay the Seller a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $100,000 of mineral property acquisition costs for the year ended May 31, 2008. Subsequent to year end, the Company has decided not to pursue any further explorations on the property.

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. Proteus will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. As at August 31, 2007, the Company has made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims and in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company. The Company issued 3,000,000 common shares with a fair value of $1,500,000 (Refer to Note 9(f)). As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $3,085,000 of mineral property acquisition costs for the year ended May 31, 2008.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

5.     Property and Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	May 31, 2008	May 31, 2007
	$	$	$	$
Office furniture and equipment	29,142	5,716	23,426	-
Motor Vehicles	28,528	5,349	23,179	-
	57,670	11,065	46,605	-

6.	Loan Payable

On April 11, 2008 the Company received an operating loan in the amount of $150,000 pursuant to a loan agreement. The loan bears interest of 1% per month and is payable on demand.

7.	Note Payable

On February 19, 2007, the Company issued a promissory note in exchange for proceeds of $23,362 (CDN$25,000). The note is unsecured, bears interest at 1% per month, and has no terms of repayment. This note was repaid during the year.

8.	Related Party Transactions

	(a)	During the year ended May 31, 2008, the Company incurred $140,307 (2007 - $34,500) for management services provided by the President of the Company, and $1,500 (2007 - $3,000) for rent provided by a related company which has a common director.

	(b)	During the year ended May 31, 2008, the Company advanced $5,772 (2007 - owed $10,172) to the President of the Company for future travel expenses.

	(c)	At May 31, 2008, the Company is indebted to a company with a common director for $nil (2007 - $3,500) for rent expense. This amount is unsecured, non-interest bearing, and has no repayment terms.

	(d)	For the year ended May 31, 2007, the Company granted 2,000,000 stock options with an exercise price of $0.10 per option to the President of the Company.

9.	Common Shares

	(a)	On August 10, 2007, the Company sold a private placement of 3,500,000 units at a price of $0.50 per unit, raising a total of $1,750,000. Each unit consists of one common share and one non-transferable warrant to purchase of one further common share at an exercise price of $1.00. Each warrant will expire on the earlier of two years from the date it is issued or after five business days following the seventh consecutive trading day on which the Company’s common stock trades at least once on the NASD operated OTC Bulletin Board (“OTCBB”) at a price equal to or above $1.25 per share. The Company paid $175,000 in finder’s fees pursuant to private placement.

	(b)	On September 18, 2007, the Company issued 650,000 units at a price of $0.50 per unit for gross proceeds of $325,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share exercise price of $1.00 within the earlier of two years from the closing date of the private placement or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days. The Company paid $32,500 in finder’s fees pursuant to private placement.

	(c)	On October 15, 2007, the Company issued 500,000 units at a price of $0.50 per unit for gross proceeds of $250,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share of the Company at an exercise price of $1.00 per common share within the earlier of September 30, 2009, or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

9.	Common Shares (continued)

	(d)	On October 26, 2007, the Company issued 200,000 units at a price of $0.50 per unit for gross proceeds of $100,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share of the Company at an exercise price of $1.00 per common share within the earlier of October 22, 2009, or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

	(e)	On November 6, 2007, the Company issued 200,000 units at a price of $0.50 per unit for gross proceeds of $100,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share of the Company at an exercise price of $1.00 per common share within the earlier of November 6, 2009, or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

	(f)	On January 8, 2008, the Company issued 3,000,000 common shares of the Company at a fair value of $0.50 per common share with a fair value of $1,500,000 as part of the acquisition costs of the 419 unpatented lode mining claims located in Colorado. Refer to Note 4.

	(g)	On April 18, 2008, the Company issued 50,000 common shares of the Company at a fair value of $0.89 per common share with a fair value of $44,500 as compensation for consulting services.

	(h)	On April 21, 2008, the Company issued 30,000 units at a price of $0.50 per unit for gross proceeds of $15,000. Each unit consists of one common share of the Company and one non-transferable warrant to purchase one additional common share of the Company at an exercise price of $1.00 per common share within the earlier of April 21, 2010, or after five business days the Company’s common shares trade at least once on the OTCBB at a share price equal to or above $1.25 per common share for seven consecutive trading days.

	(i)	On May 7, 2008 the Company issued 250,000 common shares of the Company at $0.45 per common share with a fair value of $112,500 as compensation for investor relations services.

10.	Stock Options

In November 2007, the Company adopted the 2007 Non-qualified Stock Option Plan (the "Plan") to grant options to executives, employees and consultants. On November 23, 2007, the Company filed Form S-8 with the SEC registering the securities. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. If not specified, the options shall vest as follows:

· Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year

· Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter

· Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

On August 27, 2007, the Company granted 1,000,000 stock options to a company as part of a consulting agreement (the “Agreement”). Under the terms of the Agreement, the stock options are exercisable at $0.60 per option, are immediately vested, and expire two years from the date of the Agreement. The total fair value of the 1,000,000 stock options granted was $324,239 based on the Black Scholes option pricing model, which was charged to operations.

On February 21, 2008, the Company granted 25,000 stock options to a company as part of a consulting agreement (the “Agreement”). Under the terms of the Agreement, the stock options are exercisable at $1.00 per option, are immediately vested, and expire two years from the date of the Agreement. The total fair value of the 25,000 stock options granted was $13,251 based on the Black Scholes option pricing model, which was charged to operations.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

10.	Stock Options (continued)

The fair value of each option was estimated on the grant date using the Black Scholes option pricing model with the following average assumptions:

	2008	2007
Risk-Free Interest Rate	4.15%	4.46%
Expected Life of the Options	2 years	3 years
Expected Volatility of the Options	100%	108%
Expected Dividend Yield	0.00%	0.00%

The weighted average fair value of options granted during the year was $0.33 (2007 - $0.10).

The following is a summary of the stock option activity during the years ended May 31, 2008 and 2007. Unrelated to the Plan were 1,000,000 options granted during the year (2007: 2,000,000).

	Number of Options	Weighted Average	Aggregate Intrinsic
	Outstanding and Exercisable	Exercise Price	Value
Balance, May 31, 2006	-	$ -	$ -
Granted	2,000,000	0.10	-
Balance, May 31, 2007	2,000,000	0.10	-
Granted	1,025,000	0.61	-
Balance, May 31, 2008	3,025,000	$ 0.27	$ 500,000

The following is a summary of the status of stock options outstanding and exercisable at May 31, 2008. As at May 31, 2008, there are no unvested options.

Number Of Options	Weighted Average Exercise Price	Remaining Contractual Life (years)
2,000,000	$0.10	2.50
1,000,000	$0.60	1.75
25,000	$1.00	1.50

11.	Warrants

The following is a summary of the warrant activity during the year ended May 31, 2008:

	Number of Warrants	Weighted Average Exercise Price
Balance, May 31, 2006	-	$-
Granted	4,300,000	0.325
Exercised	-	-
Expired	-	-
Balance, May 31, 2007	4,300,000	0.325
Granted	5,080,000	1.00
Exercised	-	-
Expired	-	-
Balance, May 31, 2008	9,380,000	$0.70

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

11.	Warrants (continued)

The following is a summary of the warrants outstanding at May 31, 2008:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date
4,300,000	$ 0.35	May 15, 2009
3,500,000	$ 1.00	August 10, 2009
650,000	$ 1.00	September 15, 2009
500,000	$ 1.00	September 30, 2009
200,000	$ 1.00	October 22, 2009
200,000	$ 1.00	November 2, 2009
30,000	$ 1.00	April 21, 2010
9,380,000

12.	Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $1,406,785, of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2028. For the years ended May 31, 2008 and 2007, the valuation allowance established against the deferred tax assets increased by $436,438 and $63,814, respectively

The components of the net deferred tax asset at May 31, 2008 and 2007, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	May 31, 2008	May 31, 2007
	$	$
Statutory rate	35%	35%
Computed expected tax (recovery)	(1,669,310)	(582,382)
Non-deductible expenses	1,232,872	518,568
Change in valuation allowance	436,438	63,814
Provision for income taxes	-	-

	May 31, 2008	May 31, 2007
	$	$
Deferred tax asset
- Cumulative net operating losses	502,500	66,060
- Less valuation allowance	(502,500)	(66,060)
Net deferred tax asset	-	-

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

13.	Commitments

	(a)	On May 7, 2007, the Company entered into a Management Agreement with the President of the Company for management services. The Company is required to pay $10,000 per month, commencing May 7, 2007, and will remain in effect on a month-to-month basis until terminated by either party giving 14 days notice. The agreement was amended on April 30, 2008 to increase the monthly fee to $20,000 effective March 15, 2008.

(b)	On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the Option Agreement, the Company must make an option payment of $100,000 to acquire the surface and mineral estates over 265 acres (paid on July 27, 2007), with a further payment of $2,900,000 at the end of a 12 month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay the Vendor a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. Subsequent to the year end, the Company has decided not to pursue further exploration on the property.

(c)	On July 27, 2007 the Company entered into a residential lease agreement to lease premises at the rate of $900 per month. The lease terminates on July 31, 2008.

(d)	On August 1, 2007 the Company entered into a commercial lease agreement to lease premises at the rate of $1,073 per month. The lease terminates on July 31, 2008.

(e)	On September 14, 2007 the Company entered into a consulting Agreement (the “Agreement”) with an individual for operational and management services. Per the Agreement, the Company is required to pay $2,500 per month, commencing September 17, 2007 and terminating on September 18, 2008 unless terminated by either party providing one month advance notice. The Agreement is automatically renewable for a further period of six month.

(f)	On April 18, 2008 the Company entered into a consulting agreement with an individual for consulting services commencing May 1, 2008 and terminating April 30, 2009. Per the Agreement, the Company is required to issue 50,000 restricted common shares.

(g)	On May 5, 2008 the Company entered into an agreement with a public relations consultant for a 12 month period commencing on May 5, 2008. The services to be provided pursuant to the agreement include, but are not limited to, the preparation and dissemination of press releases and other communications materials to increase investor awareness of the Company in Europe and North America. In consideration of the services to be provided, the Company is obligated to pay $15,000 (paid) and 250,000 restricted common shares of the Company (issued), and an additional $85,000 by July 5, 2008.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended May 31, 2008 and 2007 have been included in this annual report in reliance upon Manning Elliott LLP, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Internal Control over Financial Reporting

The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended May 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2008, we determined that the following deficiencies constituted a material weakness, as described below.

1.     Certain entity level controls establishing a “tone at the top” were considered material weaknesses. We have no audit committee and our sole director is not independent. There is no policy on fraud and no code of ethics at this time.

2.     All cash management is conducted by our sole officer, with may result in misappropriation of funds.

3.     Drilling expenses incurred by the company’s external consultant are reviewed a month after they are incurred. Approval should occur on a timelier basis.

Recommendations to remediate these deficiencies are as follows:

1.	Appoint a minimum of two independent directors to the board of directors and implement an audit committee to review all financial statements and SEC filings.

2.	Segregate the tasks of receiving cheques and physically depositing cheques at the bank.

3.	Request that the external consultant send supporting documentation for expenses to the sole officer on a bi-weekly basis to facilitate timely approval.

Accordingly, we concluded that the above control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by the company’s internal controls. Management has concluded that we did not maintain effective internal control over financial reporting as of May 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2008 pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three.

Our sole director and officer is as follows:

Name	Age	Position
Christopher Robin Relph	59	Director, President, Chief Executive Officer, Chief Financial Officer Treasurer, Secretary, Principal Accounting Officer

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Christopher Robin Relph, Director, President, CEO and CFO

Mr. Relph was our founder and has been our President, CEO, CFO and sole director since April 4, 2006. From May 2002 to April 2006, Mr. Relph's principal occupation was acting as the President of Garuda Capital Corp., a company in the businesses of mining and chocolate manufacturing, quoted under the symbol GRUA on the Pink Sheets. Also for the past five years, Mr. Relph has been the managing director of Buckingham Securities Ltd., an investment company in London, UK. As a former member of various international stock exchanges and the London Life Market, Mr. Relph has considerable experience in public company affairs, fund raising and deal structuring. Mr. Relph is a director of Garuda Capital Corp., a public company. Mr. Relph is also Chairman of the Rigpa Foundation, a charitable trust.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Mr. Relph is presently our only director and does not meet any of the definitions for independent directors. Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

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

Significant Employees

Other than the senior officer described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on the fact that we do not have a class of securities registered under the Section 12 of the Securities Exchange Act of 1934 none of our 10% shareholders, directors or officers have been required for file reports under Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11. Executive Compensation

The following table sets forth, as of May 31, 2008, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensations	Total
		($)	($)	($)	($)		($)	($)	($)
C. Robin Relph (1)	2008	$140,307 (2)	0	0	0	0	0	0	$140,307
	2007	34,500 (3)	0	0	1,740,000 (4)	0	0	0	1,774,500
	2006 (5)	1,000	0	0	0	0	0	0	1,000

(1)	Christopher Robin Relph is our sole director, President, Chief Executive Officer and Chief Financial Officer.

(2)	Represents management fees paid to Mr. Relph as CEO during the year ended May 31, 2008, at a rate of a) $10,000 per month from May 31, 2007 to March 15, 2008, and b) $20,000 per month from March 15, 2008 to May 31, 2008 pursuant to an amendment to management agreement dated April 30, 2008 (and as further described below). During the year we advanced $5,772 to Mr. Relph for future travel expenses which were used for travel within weeks of the advance.

(3)	Represents management fees paid to Mr. Relph as CEO during the year ended May 31, 2007, at a rate of a) $500 per month from June 1, 2006 to February 28, 2007, and b) $10,000 per month from March 1, 2007 until May 31, 2007 pursuant to a management agreement dated May 7, 2007 (and as further described below).

(4)	Represents the aggregate intrinsic value (the difference between the fair market value and the option exercise price) as of February 29, 2008 of 2,000,000 options to purchase shares of our common stock, exercisable at $0.10 per share until May 7, 2010. This option award forms part of Mr. Relph’s management remuneration.

(5)	For the period from our inception (April 4, 2006) to May 31, 2006.

We did not grant any stock options or stock appreciation rights to Mr. Relph, our sole director and officer, for the year ended May 31, 2008.

Management and Consulting Agreements

We entered into a management agreement with Christopher Robin Relph on May 7, 2007 with effect from March 1, 2007 regarding Mr. Relph’s service as our President, CEO and CFO. Pursuant to this agreement, Mr. Relph receives remuneration at the rate of $10,000 per month commencing March 1, 2007, payable at the beginning of each month, or accruing as a debt owing by us to Mr. Relph. In addition, Mr. Relph also received options to purchase 2,000,000 shares of our common stock at $0.10 per share until May 7, 2010. The compensation payable to Mr. Relph pursuant to the May 7, 2007 management agreement is reflected in the summary compensation table below. On April 30, 2008 we entered into an amendment to the management agreement with Mr. Relph whereby we agreed to pay Mr. Relph $20,000 per month commencing March 15, 2008; payable at the beginning of each month, or accruing as a debt owing by us to Mr. Relph.

Prior to the above mentioned agreement, we entered into a management agreement dated April 5, 2006 with Mr. Relph regarding his services as our President, CEO and CFO. Pursuant to this agreement, Mr. Relph received remuneration at the rate of $500 per month commencing April 5, 2006, payable at the beginning of each month.

On September 14, 2007 we entered into a consulting agreement with Max Klemm for operational and management services. Pursuant to the agreement, we are required to pay $2,500 per month, commencing September 17, 2007 and terminating on September 18, 2008 unless terminated by either party by providing one month advance notice. The agreement with Mr. Klemm is automatically renewable for a further period of six months. We also issued options to purchase 25,000 common shares exercisable at $1.00 per share to Mr. Klemm pursuant to our 2007 Non-Qualified Stock Option Plan.

On May 5, 2008 we engaged a public relations consultant to provide us public relations services for a 12 months period commencing on May 5, 2008. In consideration for the services, we paid $15,000 and issued 250,000 restricted shares of our common stock on May 15, 2008.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended May 31, 2008.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of September 11, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 11, 2008 by: (i) each of our directors and (ii) each of our named executive officers. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Prospectus.

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class(1)
	Christopher Robin Relph (2)
Common Share	15 Nebuck House, Olde Towne at Sandyport	16,083,000 (3)	35%
	West Bay Street, Nassau, Bahamas
	All Officers and Directors as a Group	16,083,000	35%
	Mark Orsmond (4)
Common Share	993 Hampshire Rd, North Vancouver	5,200,000	12%
	British Columbia, Canada V7R 1V2
	Proteus Mining Limited (5)
Common Share	2 New Square, Lincoln’s Inn	3,000,000	7%
	London, Untied Kingdom WC2A 3RZ

1.	Based on 43,762,250 issued and outstanding shares of common stock as of September 11, 2008 plus common shares issuable to the individual security holder upon exercise of options and warrants.

2.	Christopher Robin Relph is our sole director, President, CEO and CFO.

3.	Includes 12,083,000 common shares, options to purchase 2,000,000 shares of common stock at $0.10 per share until May 7, 2010, and 2,000,000 common shares held by Cocotropolis Inc., a company over whose securities Mr. Relph shares dispositive and voting control with Shelley Miller.

4.	Includes 1,000,000 common shares held by Mark Orsmond and 4,200,000 common shares held by Pikes Peak Resources Inc. To our knowledge, Mr. Orsmond has sole dispositive and voting control with regards to securities held by Pikes Peak Resources Inc.

5.	To our knowledge, George Oswald has sole dispositive and voting control with regards to securities held by Proteus Mining Limited.

Item 13. Certain Relationships, Related Transactions and Director Independence

During the year ended May 31, 2008, we incurred $140,307 for management services provided by Christopher Robin Relph, our sole director, President, CEO and CFO. As at May 31, 2008, we advanced $5,772 to Christopher Robin Relph for future travel expenses which was spent on travel within weeks of the advance.

During the year ended May 31, 2008, we received a $46,525 unsecured loan from Cocotropolis Inc., of which Christopher Robin Relph is a director, bearing interest at 1% per month. We repaid $21,533 as at February 29, 2007, and as of November 30, 2007 the balance of $25,842 was paid. We paid total interest expenses of $137.

During the year ended May 31, 2008, we paid $1,500 for rent provided by Hagensborg Chocolates Ltd., of which Christopher Robin Relph is a director.

During the year ended May 31, 2008, we granted 2,000,000 stock options with an exercise price of $0.10 per option to Christopher Robin Relph who is our sole director and officer.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Manning Elliott LLP, for the audit of our annual financial statements for the year ended May 31, 2007 and 2008 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are paid by US dollars.

	Year Ended May 31, 2007	Year Ended May 31, 2008
Audit fees	$10,950	$23,800
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$10,950	$23,800

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment to Christopher Robin Relph Management Agreement dated April 30, 2008
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

By: /s/ Christopher Robin Relph
Christopher Robin Relph
Director, President, Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Christopher Robin Relph		September 15, 2008
Christopher Robin Relph	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer