Form 10-Q
period 2008-08-31
Buckingham Exploration Inc.
filed 2008-10-16
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-149612

BUCKINGHAM EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 14, 2008 the registrant’s outstanding common stock consisted of 43,762,250 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
August 31, 2008
(Expressed in US dollars)
(unaudited)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
Period Ended August 31, 2008
(Expressed in US dollars)
(unaudited)

	August 31, 2008	May 31, 2008
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	29,367	10,969
Other receivables	8,063	11,029
Prepaid expenses and deposits (Note 3)	121,960	143,003
Total Current Assets	159,390	165,001
Property and Equipment (Note 5)	43,659	46,605
Total Assets	203,049	211,606
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	50,668	66,047
Accrued liabilities	34,779	9,466
Due to related parties (note 7)	135,841	-
Loan payable (Note 6)	235,000	150,000
Total Liabilities	456,288	225,513
Commitments and Contingencies (Notes 10)
Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	-	-
Common Stock, 80,000,000 shares authorized, $0.0001 par value
43,432,250 shares issued and outstanding	4,376	4,376
Additional Paid-in Capital	6,421,538	6,421,538
Deficit Accumulated During the Exploration Stage	(6,679,153)	(6,439,821)
Total Stockholders’ Equity (Deficit)	(253,239)	(13,907)
Total Liabilities and Stockholders’ Equity (Deficit)	203,049	211,606

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Operations
Period Ended August 31, 2008
(Expressed in US dollars)
(unaudited)

	For Three Months Ended August 31, 2008	For Three Months Ended August 31, 2007	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2008
	$	$	$
Revenue	-	-	-
Expenses
Amortization	2,946	2,811	17,394
General and administrative	138,438	346,346	1,411,697
Impairment of mineral property costs	-	1,475,000	4,530,125
Mineral property costs	58,875	58,960	380,925
Professional fees	33,995	70,736	322,628
Total Expenses	234,254	1,953,853	6,662,769
Other (Income) Expenses
Interest income	(24)	(684)	(2,226)
Interest expense	5,102	710	12,430
Loss on disposal of property and equipment	-	-	6,180
Net Loss for the period	(239,332)	(1,953,879)	(6,679,153)
Net Loss Per Share – Basic and Diluted	(0.01)	(0.05)	-
Weighted Average Shares Outstanding	41,112,512	36,181,000	-

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Period Ended August 31, 2008
(Expressed in US dollars)
(unaudited)

	For Three Months Ended August 31, 2008	For Three Months Ended August 31, 2007	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2008
	$	$	$
Operating Activities
Net loss for the period	(239,332)	(1,953,879)	(6,679,153)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	2,946	2,811	17,394
Common shares issued for services	-	-	32,000
Impairment of mineral property costs	-	1,475,000	4,530,125
Loss on disposal of property and equipment	-	-	6,180
Stock-based compensation	35,229	157,182	523,139
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	9,934	31,406	85,447
Due to related parties	-	-	-
Other receivables	2,966	12,533	(8,063)
Prepaid expenses	(14,186)	(33,276)	(15,610)
Net Cash Used in Operating Activities	(202,443)	(308,223)	(1,508,541)
Investing Activities
Acquisition of mineral properties	-	(1,475,000)	(2,230,125)
Acquisition of property and equipment	-	(44,976)	(84,733)
Proceeds of disposal of property and equipment	-	-	17,500
Net Cash Used in Investing Activities	-	(1,519,976)	(2,297,358)
Financing Activities
Advances from a related party	135,841	-	135,841
Repayment of related party advances		(13,672)	-
Proceeds from loan payable	85,000	-	235,000
Proceeds from the issuance of common stock	-	1,575,000	3,671,925
Share issuance costs	-	-	(207,500)
Net Cash Provided by Financing Activities	220,841	1,561,328	3,835,266
Effect of Exchange Rate Changes on Cash	-	312	-
(Decrease) Increase In Cash	18,398	(266,559)	29,367
Cash - Beginning of Period	10,969	456,274	–
Cash – End of Period	29,367	189,715	29,367
Non-Cash Investing and Financing Activities:
Common stock issued for mineral property acquisitions	-	-	2,300,000
Common stock issued for finders fee			100,000
Common shares issued for services	-	-	157,000
Supplemental Disclosures
Interest paid	-	710	7,328
Income tax paid	-	-

The accompanying notes are an integral part of these financial statements

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2008, the Company has an accumulated deficit of $6,679,153. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in British Columbia and Colorado and estimates that cash requirements of approximately $4,425,000 will be required for exploration and administration costs and to fund working capital. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months.

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

(b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2008, included in the Company’s Annual Report on Form 10-K filed on September 15, 2008 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at August 31, 2008 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the three months ended August 31, 2008 and 2007. The results of operations for the three months ended August 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Property and equipment comprised of office furniture and motor vehicles are recorded at cost and amortized using the declining balance method at 25% per annum.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008 and 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(i)	Asset Retirement Obligations

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

(j)	Long-Lived Assets

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

(k)	Financial Instruments
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

(l)	Income Taxes
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

(m)	Stock-Based Compensation

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model as its method of determining fair value. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the statement of operations over the requisite service period.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

F-

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.         Summary of Significant Accounting Policies (continued)

(n)	Foreign Currency Translation

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

(o)	Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.          Summary of Significant Accounting Policies (continued)

(p)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Prepaid expenses

(a)
During the year ended May 31, 2008, the Company entered into a consulting agreement on April 18, 2008 for a one year period. Pursuant to this agreement, the Company issued 50,000 common shares at $0.89 per common share with a fair value of $44,500 (Note 10(c)). As at August 31, 2008, $25,960 is included in prepaid expenses.

(b)
During the year ended May 31, 2008, the Company entered into an investor relations agreement on May 7, 2008 for a one year period. Pursuant to this agreement, the Company issued 250,000 common shares at $0.45 per common share with a fair value of $112,500 (Note 10(d)). As at August 31, 2008, $80,360 is included in prepaid expenses.

(c)	During the period ended August 31, 2008, the Company has prepaid rent of $2,873.

4.	Mineral Property

On August 8, 2006, the Company acquired a 100% interest in two mineral claims located in the Northwest Territories for consideration of $245,125 payable as to $45,125 (CDN$50,000) cash, and 2,000,000 common shares, with a fair value of $200,000. The mineral claims are subject to a 2% net smelter return. The Company has the option to acquire up to an additional 1% of the net smelter royalty for proceeds of $902,500 throughout the life of the agreement. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $245,125 of mineral property acquisition costs for the year ended May 31, 2007. Subsequently it was determined that it was in best interests of the company to abandon the two claims and not pursue delivery of legal title.

On May 9, 2007, the Company entered into a purchase agreement with Pikes Peak Resources, Inc. (Pikes), a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims is $1,000,000, payable as to $500,000 cash and the issuance of 5,000,000 common shares of the Company with a fair value of $500,000. Pikes will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company will also reimburse $3,700 to Pikes for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes at prevailing market price up to

$150,000 for any taxes payable by Pikes as a result of the transaction. Pikes shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $Nil (2007: $1,100,000) of mineral property acquisition costs for the year ended May 31, 2008.

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the Option Agreement, the Company must make an option payment of $100,000 to acquire the surface and mineral estates over 265 acres (paid on July 27, 2007), with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay the Seller a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $100,000 of mineral property acquisition costs for the year ended May 31, 2008. Subsequent to the year end, the company has decided not to pursue any further exploration of the property.

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. Proteus will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. As at August 31, 2007, the Company has made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims and in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company. The Company issued 3,000,000 common shares with a fair value of $1,500,000 (Refer to Note 8(f)). As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $3,085,000 of mineral property acquisition costs for the year ended May 31, 2008.

5.         Property and Equipment

	Cost	Accumulated Amortization	Net Book Value August 31, 2008	Net Book Value May 31, 2008
	$	$	$	$
Office furniture and equipment	29,142	7,214	21,928	23,426
Motor Vehicles	28,529	6,798	21,731	23,179
	57,671	14,012	43,659	46,605

6.         Loan Payable

            The Company received an operating loan in the amount of $235,000 pursuant to a loan agreement. The loan bears interest of 1% per month and is payable on demand.

7.         Related Party Transactions

(a)	During the three months ended August 31, 2008, the Company incurred $70,000 (May 31, 2008 - $140,307) for management services provided by the President of the Company.

(b)	The Company advanced the President of the Company an amount of $3,772 (May 31, 2008 –$5,772), representing a deposit on travel expenses paid.

(c)	The Company received an advance in the amount of $135,841 from a related party. The loan is non-interest bearing and is due on demand.

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
(Expressed in US dollars)
(unaudited)

8.         Stock Options

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. If not specified, the options shall vest as follows:

•	Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year
•	Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter
•	Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

The following is a summary of the stock option activity during the three month period ended August 31, 2008

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $
Outstanding, May 31, 2008	3,025,000	0.27	2.26	500,000
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, August 31, 2008	3,025,000	0.27	2.01	–
Exercisable, August 31, 2008	3,025,000	0.27	2.01	–

The following is a summary of the status of stock options outstanding and exercisable at August 31, 2008: As at August 31, 2008 there are no unvested options.

Number Of Options	Weighted Average Exercise Price	Remaining Contractual Life (years)
2,000,000	$ 0.10	2.25
1,000,000	$ 0.60	1.50
25,000	$1.00	1.25

9.       Warrants

    The following is a summary of the warrant activity during the three month period ended August 31, 2008:

	Number Of Warrants	Weighted Average Exercise Price
Balance, May 31, 2008	9,380,000	$0.70
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, August 31, 2008	9,380,000	$0.70

.         The following is a summary of the warrants outstanding at August 31, 2008:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date
4,300,000	$0.35	May 15, 2009
3,500,000	$1.00	August 10, 2009
650,000	$1.00	September 15, 2009
500,000	$1.00	September 30, 2009
200,000	$1.00	October 22, 2009
200,000	$1.00	November 2, 2009
30,000	$1.00	April 21, 2010
9,380,000

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

(b)
On September 14, 2007 the Company entered into a consulting Agreement (the “Agreement”) with an individual for operational and management services. Per the Agreement, the Company is required to pay $2,500 per month, commencing September 17, 2007 and terminating on September 18, 2008 unless terminated by either party providing one month advance notice. The Agreement is automatically renewable for a further period of six months.

(c)
On April 18, 2008 the Company entered into a consulting agreement with an individual for consulting services commencing May 1, 2008 and terminating April 30, 2009. Per the Agreement, the Company is required to issue 50,000 restricted common shares.

(d)
On May 5, 2008 the Company entered into an agreement with a public relations consultant for a 12 month period commencing on May 5, 2008. The services to be provided pursuant to the agreement include, but are not limited to, the preparation and dissemination of press releases and other communications materials to increase investor awareness of the Company in Europe and North America. In consideration of the services to be provided, the Company is obligated to pay $15,000 (paid) and 250,000 restricted common shares of the Company (issued) and an additional $85,000 by July 5, 2008, which has not been paid due to dispute over non performance of the contractual obligations of the consultant.

11.        Subsequent Events

      On September 24, 2008 the Company entered into secured convertible debenture purchase agreements with three investors whereby the investors have invested $500,000 through the sale of secured convertible debentures (the “Debentures”) and 10,000,000 warrants for the purchase of 10,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share for 2 years (the “Warrants”). The Warrants and the Debentures were exempt from registration pursuant to Regulation S to the Securities Act.. The Company may at its option repay any amounts borrowed and reborrow any amounts repaid under the Debentures without penalty or premium starting on September 24, 2008 until October 24, 2008. The outstanding principal and accrued interest are payable by the Company in monthly installments of equal payments over a 24 month period beginning October 24, 2008. Interest on the Debentures accrues monthly at a rate of 10% per annum and, along with the principal, is convertible at the option of the holders at a price of $0.05 per share at any time on or after October 25, 2008 until the full amount owed under each of the Debentures is repaid. Pursuant to the investors’ option to have the Debentures repaid in shares, the Company has reserved a minimum of 10,000,000 common shares for this purpose. The Debentures are secured by a security interests in all current and future assets of the Company and its subsidiaries.

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

Business Overview

Buckingham Exploration Inc. (“Buckingham”, “we” or “our”) was incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We have two wholly owned subsidiaries, Hyde Park Uranium Inc. Alpha Beta Uranium Inc., Colorado corporations through which we have acquired mineral claims in the state of Colorado. Our common stock became eligible for trading on the OTC Bulletin Board on May 8, 2007 under the ticker symbol “BUKX.OB”.

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

Results of Operations

Our results of operations are presented below:

	Three Months Ended August 31, 2008	Period from April 4, 2006 (inception) to August 31, 2008
Costs and Expenses:
General and Administrative	$138,438 (1)	$1,411,697 (2)
Amortization	2,946	17,394
Impairment of Mineral Property Costs	-	4,530,125
Mineral Property Costs	58,875	380,925
Professional Fees	33,995	322,628
Total Operating Expenses	$234,254	$6,662,769
Interest Income	(24)	(2,226)
Interest Expense	5,102	12,430
Loss on Disposal of Property and Equipment	-	6,180
Net Loss	$(239,332)	$(6,679,153)
Net Loss per common share (basic and diluted)	(0.01)	-
Weighted average common shares for computation	41,112,512	523,139

(1)	Includes $35,229 of stock based compensation.

(2)	Includes $523,139 of stock based compensation.

Since our inception on April 4, 2006 to August 31, 2008, we have not generated any revenue and we have incurred an accumulated deficit of $6,679,153. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

For the three months ended August 31, 2008 we incurred a net loss of $239,332. This compares to a net loss of $1,953,879 for the three months ended August 31, 2007. Our net loss per share was $0.01 for the three months ended August 31, 2008 and $0.05 for the three months ended August 31, 2007.

Our total operating expenses for the three months ended August 31, 2008 were $234,254, compared to $1,953,853 for the three months ended August 31, 2007. Total operating costs were substantially higher for the three months ended August 31, 2007 due to an impairment of our mineral property costs of $1,475,000 and higher general and administrative expenses.

General and administrative expenses include advertising and promotion expenses, consulting fees, management fees, interest and bank charges, office expenses, motor vehicle expenses, rent, utility fees, travel and entertainment expenses, and transfer agent and filing fees.

Operating expenses for the three months ended August 31, 2008 included $2,946 for amortization expense, $138,438 in general administrative expense, $58,875 for mineral property costs and $33,995 for professional fees. In comparison, our expenses for the three months ended August 31, 2007 included $2,811 for amortization expense, $346,346 for general and administrative expenses, $1,475,000 for impairment of mineral property costs, $58,960 for mineral property costs, and $70,736 for professional fees.

Our general and administrative expenses and professional fees were higher for the three months ended August 31, 2007 due to increased operating activity which included the acquisition of a number of options on mining claims. Our increased operating activity resulted in higher audit and legal fees. The costs for impairment of our mineral property were also higher for the three months ended August 31, 2007 as we acquired options in a number of mineral properties with unproven mineral reserves.

Our total operating expenses from April 4, 2006 (date of inception) to August 31, 2008 were $6,662,769. This includes amortization of $17,394, general and administrative expenses of $1,411,697, an amount for impairment of our mineral property costs of $4,530,125, mineral property costs of $380,925 and $322,628 for professional fees.

Liquidity and Capital Resources

As of August 31, 2008, we have cash of $29,367, other receivables of $8,063 and prepaid expenses of $121,960 for total current assets of $159,390. Our working capital deficit is $296,898. Our accumulated deficit from April 4, 2006 (date of inception) to August 31, 2008 was $6,679,153 and was funded through equity financing. During the three months ended August 31, 2008, we received an advance of $135,841 from Regal Uranium Inc., a related party, and loans totalling $85,000, including an advance of $60,000 pursuant to a convertible debenture and warrant issuance that closed on September 24, 2008. Since our inception on April 4, 2006 to August 31, 2008 we have raised net proceeds of $3,671,925 from the sale of our common stock.

During the three months ended August 31, 2008, we used net cash of $202,443 in operating activities. We received $220,841 from financing activities. We did not carry out any investing activities. During the three months ended August 31, 2008, our monthly cash requirement to fund our operating activities was approximately $67,481. Our cash as of August 31, 2008 of $29,367 is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from November 2008) to be approximately $4,425,000, as summarized in the table below.

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

As at August 31, 2008, we had $29,367 cash in the bank.  Based on our planned expenditures, we require a minimum of $4,396,000 to proceed with our plan of operations over the next twelve months (beginning November 2008).  If we achieve less than the full amount of financing that we require, we will scale back our exploration program on the property and will proceed with a scaled back exploration plan based on our available financial resources.

On September 24, 2008, we entered into convertible debenture purchase agreements and granted 10,000,000 warrants to purchase one share each of Buckingham’s common stock at an exercise price of $0.10 per share for a period of 2 years. The total amount invested in Buckingham was $500,000. The principal and accrued interest of the convertible debentures may be converted into common stock at the holder’s option at a price of $0.05 per share any time on or after October 25, 2008 until the full amount owed under each convertible debenture is repaid. Buckingham has reserved a minimum of 10,000,000 common shares pursuant to the holders’ options to have the convertible debentures repaid in shares.

Buckingham has the option, for a period of one year after September 24, 2008, of repaying any amounts borrowed and reborrowing any amounts repaid under the convertible debentures without penalty or premium. The outstanding principal of the convertible debentures and interest accrued thereon at a rate of 10% per annum is repayable in equal monthly installments over a 24 month period starting one year after September 24, 2008. The convertible debentures carry a security interest in all current and future assets of Buckingham and its subsidiaries.

Future Financings

The auditor's reports on our audited financial statements for the years ended May 31, 2008 and 2007 contain an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have no revenues, have achieved losses since inception, and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our mineral claims. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

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

(b) Changes in internal controls

There was no change in our internal control over financial reporting in the fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Buckingham Exploration Inc.
(Registrant)

By: /s/ Christopher Robin Relph
Date: October 15, 2008	Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer