Form 10-Q
period 2008-11-30
Buckingham Exploration Inc.
filed 2009-01-20
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ To _________________

Commission file number 333-149612

BUCKINGHAM EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1978 Vine Street, Suite 502
Vancouver, British Columbia V6K 4S1 Canada
(Address of principal executive offices)

(604) 737-0203
Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 19, 2008 the registrant’s outstanding common stock consisted of 43,912,250 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
November 30, 2008
(Expressed in US dollars)
(unaudited)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
Period Ended November 30, 2008
(Expressed in US dollars)
(unaudited)

	November 30, 2008	May 31, 2008
	$	$
	(unaudited)
ASSETS

Current Assets
Cash	-	10,969
Other receivables	6,738	11,029
Prepaid expenses and deposits (Note 3)	16,885	143,003
Total Current Assets	23,623	165,001

Property and Equipment (Note 5)	40,897	46,605

Total Assets	64,520	211,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank indebtedness	190	-
Accounts payable	57,157	66,047
Accrued liabilities	15,191	9,466
Loans payable (Note 6)	-	150,000
Total Current Liabilities	72,538	225,513

Secured convertible debentures (Note 8)	394,506	-

Total Liabilities	467,044	225,513

Commitments and Contingencies (Note 12)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, NIL issued and outstanding	-	-
Common Stock, 80,000,000 shares authorized, $0.0001 par value 43,512,250 and 43,762,250 shares issued and outstanding, respectively	4,351	4,376
Additional Paid-in Capital	6,464,780	6,421,538
Deficit Accumulated During the Exploration Stage	(6,871,655)	(6,439,821)
Total Stockholders’ Deficit	(402,524)	(13,907)
Total Liabilities and Stockholders’ Deficit	64,520	211,606

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
Period Ended November 30, 2008
(Expressed in US dollars)
(unaudited)

	For Three Months Ended November 30, 2008 $	For Three Months Ended November 30, 2007 $	For Six Months Ended November 30, 2008 $	For Six Months Ended November 30, 2007 $	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2008 $

Revenue	-	-	-	-	-

Expenses

Amortization	2,761	5,153	5,707	7,964	20,155
General and administrative	139,695	211,567	278,134	557,913	1,551,393
Impairment of mineral property costs (Note 3)	-	-	-	1,475,000	4,530,125
Mineral property costs	4,995	274,692	63,870	333,652	385,920
Professional fees	29,674	44,238	63,668	114,974	352,301

Total Expenses	177,125	535,650	411,379	2,489,503	6,839,894

Other (Income) Expenses

Interest income	(49)	(513)	(74)	(1,197)	(2,276)
Interest expense	9,364	2,680	14,467	3,391	21,795
Accretion of convertible debenture discount	6,062	-	6,062		6,062
Loss on disposal of property and equipment	-	-	-	-	6,180

Net Loss for the period	(192,502)	(537,817)	(431,834)	(2,491,697)	(6,871,655)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.01)	(0.01)	(0.07)	-

Weighted Average Shares Outstanding	43,512,250	39,937,195	43,762,250	37,236,108	-

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Period Ended November 30, 2008
(Expressed in US dollars)
(unaudited)

	For Six Months Ended November 30, 2008 $	For Six Months Ended November 30, 2007 $	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2008 $
Operating Activities
Net loss for the period	(431,834)	(2,491,697)	(6,871,655)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	6,062		6,062
Amortization	5,707	7,964	20,155
Common shares issued (cancelled) for services	(68,339)	-	(36,339)
Impairment of mineral property costs	-	1,475,000	4,530,125
Loss on disposal of property and equipment	-	-	6,180
Foreign exchange loss	7,597		7,597
Stock-based compensation	91,484	157,182	579,394

Changes in operating assets and liabilities
Bank indebtedness	190	-	190
Accounts payable and accrued liabilities	(3,165)	22,513	72,348
Other receivables	4,291	6,626	(6,738)
Due to related parties	-		(12,083)
Prepaid expenses	34,634	(238,204)	33,210
Net Cash Used in Operating Activities	(353,373)	(1,060,616)	(1,671,554)

Investing Activities
Acquisition of mineral properties	-	(1,475,000)	(2,230,125)
Acquisition of property and equipment	-	(85,263)	(84,733)
Proceeds of disposal of property and equipment	-	-	17,500
Net Cash Used in Investing Activities	-	(1,560,263)	(2,297,358)

Financing Activities
Advances from (to) a related party	142,404	(19,450)	154,487
Proceeds from note payable	-	-	23,362
Repayment of note payable	-	(23,362)	(23,362)
Proceeds from loans payable	225,000	-	375,000
Repayment of loans payable	(25,000)	-	(25,000)
Proceeds from the issuance of common stock	-	2,525,000	3,661,575
Proceeds from common stock subscription	-		10,350
Share issuance costs	-	(207,500)	(207,500)
Net Cash Provided by Financing Activities	342,404	2,274,688	3,968,912

(Decrease) Increase In Cash	(10,969)	(346,191)	-
Cash - Beginning of Period	10,969	456,274	–
Cash - End of Period	-	110,083	-

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	350,000	-	350,000
Convertible debt issued to settle related party advances	150,000	-	150,000
Common stock issued for mineral property acquisitions	-	-	2,300,000
Common stock issued for finders fee	-	-	100,000
Common shares issued for services	-	-	157,000
Supplemental Disclosures
Interest paid	14,467	5,300	21,795
Income tax paid	-	-	-

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2008, the Company has an accumulated deficit of $6,871,655. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Interim Consolidated Financial Statements

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at November 30, 2008 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the six months ended November 30, 2008 and 2007. The results of operations for the six months ended November 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2008 and 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(o)	Recent Accounting Pronouncements (continued)

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, determining whether instruments granted in share-based payment transactions are participating securities (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

(p)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Prepaid expenses

a)
During the year ended May 31, 2008, the Company entered into a consulting agreement on April 18, 2008 for a one year period. Pursuant to this agreement, the Company issued 50,000 common shares at $0.89 per common share with a fair value of $44,500 (Note 10(b)). As at November 30, 2008, $14,836 is included in prepaid expenses.

b)	During the period ended November 30, 2008, the Company has prepaid rent of $1,073.

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

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. Proteus will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. As at November 30, 2007, the Company has made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims and in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company. The Company issued 3,000,000 common shares with a fair value of $1,500,000 (Refer to Note 8(f)). As it has not been determined whether there are proven or probable reserves on the property, the Company has recognized an impairment loss of $3,085,000 of mineral property acquisition costs for the year ended May 31, 2008.

5.	Property and Equipment

	Cost $	Accumulated Amortization $	Net Book Value November 30, 2008 $	Net Book Value May 31, 2008 $
Office furniture and equipment	29,142	8,617	20,525	23,426
Motor Vehicles	28,528	8,156	20,372	23,179

	57,670	16,773	40,897	46,605

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

6.	Loans Payable

The Company received operating loans in the amount of $375,000 pursuant to loan agreements. The loans bear interest of 1% per month and are payable on demand. On September 4, 2008 $25,000 was repaid and on September 24, 2008 the balance of $350,000 was converted into secured convertible debentures. (Note 8)

7.	Related Party Transactions

(a)	During the six months ended November 30, 2008, the Company incurred $131,240 (May 31, 2008 - $140,307) for management services provided by the President of the Company.

(b)	The Company advanced the President of the Company an amount of $3,772 (May 31, 2008 –$5,772), representing a deposit on travel expenses paid.

(c)
During the six months ended November 30, 2008 the Company received an advance in the amount of $142,404 from a related party. The loan is non-interest bearing and is due on demand. On September 24, 2008 the advance was converted into secured convertible debentures. (Note 8)

8.	Secured Convertible Debentures

On September 24, 2008, the Company entered into three secured convertible debenture purchase agreements with three investors providing for the sale of convertible debentures (the Debentures) in the aggregate principal amount of $500,000, and 5,000,000 warrants (the “Warrants”) to purchase 5,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share until September 24, 2010.  The Debentures and the Warrants are exempt from registration pursuant to Regulation S of the Securities Act.

The outstanding principal and accrued interest is payable by the Company in 24 equal monthly installments commencing September 24, 2009. Interest on the Debentures accrues monthly at a rate of 10% per annum.  The investors may convert, at any time, any amount outstanding under the Debentures into shares of common stock of the Company at a conversion price of $0.05 per share.

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the Warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the Warrants of $111,556 as additional paid-in capital and an equivalent discount against the Debentures. The Company will record further interest expense over the term of the Debentures of $111,556 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Debentures will be accreted to the face value of $500,000 to maturity. To November 30, 2008, accrued interest of $9,167 has been included in accrued liabilities, and accumulated accretion expense of $6,062 increased the carrying value of the Debentures to $394,506.

The Debentures are secured by a security interests in all current and future assets of the Company and its subsidiaries. As collateral security the company has granted the investors a security interest in the right, title and interest of all the present and future assets of the company.

9.	Share Capital

During the year ended May 31, 2008, the Company entered into an investor relations agreement on May 7, 2008 for a one year period. Pursuant to this agreement, the Company issued 250,000 common shares at $0.45 per common share with a fair value of $112,500.  On October 9, 2008 the company issued a written notice of rescission of the agreement and cancellation of the 250,000 restricted common shares due to the failure of the public relations consultant to provide services in accordance to the agreement.

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

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. If not specified, the options shall vest as follows:

•	Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year
•	Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter
•	Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

The following is a summary of the stock option activity during the six month period ended November 30, 2008

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31, 2008	3,025,000	0.27	2.26	0
		-
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding, November 30, 2008	3,025,000	0.27	2.01	–

Exercisable, November 30, 2008	3,025,000	0.27	2.01	–

The following is a summary of the status of stock options outstanding and exercisable at November 30, 2008.  As at November 30, 2008 there are no unvested options.

Number Of Options	Weighted Average Exercise Price	Remaining Contractual Life (years)
2,000,000	$ 0.10	2
1,000,000	$ 0.60	1.25
25,000	$1.00	1

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

11.	Warrants

The following is a summary of the warrant activity during the six month period ended November 30, 2008:

	Number of Warrants	Weighted Average Exercise Price
Balance, May 31, 2008	9,380,000	$0.70
Granted	5,000,000	0.10
Exercised	-	-
Expired	-	-

Balance, November 30, 2008	14,380,000	$0.49

The following is a summary of the warrants outstanding at November 30, 2008:

Number of Warrants	Weighted Average Exercise Price	Expiry Date
4,300,000	$ 0.35	May 15, 2009
3,500,000	$ 1.00	August 10, 2009
650,000	$ 1.00	September 15, 2009
500,000	$ 1.00	September 30, 2009
200,000	$ 1.00	October 22, 2009
200,000	$ 1.00	November 2, 2009
30,000	$ 1.00	April 21, 2010
5,000,000	$ 0.10	September 24, 2010
14,380,000

12.	Commitments

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

(c)
On May 5, 2008 the Company entered into an agreement with a public relations consultant for a 12 month period commencing on May 5, 2008. The services to be provided pursuant to the agreement include, but are not limited to, the preparation and dissemination of press releases and other communications materials to increase investor awareness of the Company in Europe and North America. In consideration of the services to be provided, the Company is obligated to pay $15,000 (paid) and 250,000 restricted common shares of the Company (issued) and an additional $85,000 by July 5, 2008, which has not been paid due to dispute over non performance of the contractual obligations of the consultant. In October 2008 the company issued a written notice of rescission of the agreement and cancellation of the 250,000 restricted common shares due to the failure of the public relations consultant to provide services in accordance to the agreement.

13.	Subsequent Events

On December 9th, the Company issued 400,000 common shares for services provided by an unrelated party.

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

Results of Operations

Our results of operations are presented below:
	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008	Period from April 4, 2006 (inception) to August 31, 2008
Costs and Expenses:
General and Administrative	$139,695	$278,134	$1,551,393
Amortization	$2,761	$5,707	$20,155
Impairment of Mineral Property Costs	-		4,530,125
Mineral Property Costs	$4,995	$63,870	385,920
Professional Fees	$29,674	$63,668	$352,301
Total Operating Expenses	$177,125	$411,379	$6,839,844
Interest Income	$(49)	$(74)	$(2,276)
Interest Expense	$9,364	$14,467	$21,795
Accretion of convertible debenture discount	$6,062	$6,062	$6,062
Loss on Disposal of Property and Equipment	-		6,180
Net Loss	$(192,502)	$(431,834)	$(6,871,655)
Net Loss per common share (basic and diluted)	$(0.00)	$(0.01)	-
Weighted average common shares for computation	43,512,250	43,762,250	-

Since our inception on April 4, 2006 to November 30, 2008, we have not generated any revenue and we have incurred an accumulated deficit of $6,871,655. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

For the three months ended November 30, 2008 we incurred a net loss of $192,502 compared to our net loss of $537,817 for the same period in 2007. Our net loss per share was $0.00 for the three months ended November 30, 2008 and $0.01 for the same period in 2007.  For the six months ended November 30, 2008 we incurred a net loss of $431,834 compared to our net loss of $2,491,697 for the same period in 2007.  Our net loss per share during the six months periods ended November 30, 2008 and 2007 was $0.01 and $0.07, respectively. From April 4, 2006 (date of Inception) to November 30, 2008 we incurred a net loss of $6,871,655.

Our total expenses for the three months ended November 30, 2008 were $177,125, compared to $535,650 for the same period in 2007.  Our total expenses for the three months ended November 30, 2008 consisted of $2,761 in amortization cost, $139,695 in general and administrative expenses, $4,995 in mineral property costs, and $29,674 in professional fees.  By comparison, our total expenses for the three months ended November 30, 2007 consisted of $5,153 in amortization, $211,567 in general and administrative expenses, $274,692 in mineral property costs and $44,238 in professional fees. Total operating expenses were substantially higher for the three months ended November 30, 2007 compared to the same period in 2008 due to increased mineral property costs of $274,692 incurred in 2007.

For the six months ended November 30, 2008 our total expenses were $411,379 compared to $2,489,503 for the same period in 2007.  Our total expenses for the six months ended November 30, 2008 consisted of $5,707 in amortization cost, $278,134 in general and administrative expenses, $63,870 in mineral property costs, and $63,668 in professional fees.  By comparison, our total expenses for the six months ended November 30, 2007 consisted of $7,964 in amortization, $557,913 in general and administrative expenses, $1,475,000 in impairment of mineral property costs, $333,652 in mineral property costs and $114,974 in professional fees.  Total operating costs were substantially higher for the six months ended November 2007 compared to the same period in 2008 due to impairment of mineral property costs of $1,475,000 incurred in 2007.  Our general and administrative expenses and professional fees were significantly higher for the six months ended November 30, 2007 due to increased operating activity which included the acquisition of a number of options on mining claims. Our increased operating activity resulted in higher audit and legal fees. The costs for impairment of our mineral property were also higher for the six months ended November 30, 2007 as we acquired options in a number of mineral properties with unproven mineral reserves.

From April 4, 2006 (Date of Inception) to November 30, 2008 we accumulated total operating expenses of $6,839,894 including $20,155 in amortization cost, $1,551,393 in general and administrative expenses, $4,530,125 in impairment of mineral property costs, $385,920 in mineral property costs, and $352,301 in professional fees.

Our general and administrative expenses include advertising and promotion expenses, consulting fees, management fees, interest and bank charges, office expenses, motor vehicle expenses, rent, utility fees, travel and entertainment expenses, and transfer agent and filing fees.

Liquidity and Capital Resources

As of November 30, 2008, we have a cash of $0, other receivables of $6,738 and prepaid expenses of $16,885 for total current assets of $23,623. Our working capital deficit is $48,915. Our accumulated deficit from April 4, 2006 (date of inception) to November 30, 2008 was $6,871,655 and was funded through equity financing. During the six months ended November, 2008, we received an advance of $150,000 from Regal Uranium Inc., a related party, and loans totaling $225,000, including an advance of $60,000 pursuant to a convertible debenture and warrant issuance that closed on September 24, 2008. Since our inception on April 4, 2006 to November 30, 2008 we have raised net proceeds of $3,968,912 from the sale of our common stock.

During the six months ended November 30, 2008, we used net cash of $353,373 in operating activities and received net cash of $342,404 from financing activities.  This compares to $1,060,616 of net cash used in operating activities and $2,274,688 net cash received from financing activities for the same period in 2007.  We did not carry out any investing activities during the six months ended November 30, 2008, compared to the same period in 2007, where we used net cash of $1,560,263 in investing activities.  From April 4, 2006 (Date of Inception) to November 30, 2008 we used net cash of $1,671,554 in operating activities, and received net cash of $3,968,912 from financing activities.  During that period, we used net cash of $2,297,358 in investing activities.

As of November 30, 2008 our cash of $0 is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from November 2008) to be approximately $925,000, as summarized in the table below.

Description of Expense	Amount
Exploration of the High Park Uranium Property	$100,000
Proteus Claims Maintenance fees	$165,000
Exploration of the Proteus Claims and Staking and Evaluation of Additional Adjacent Claims	$100,000
Professional Fees	$60,000
General and Administrative Expenses	$500,000
Total	$925,000

Our general and administrative expenses for the year will consist of advertising and promotion expenses, consulting fees, management fees, interest and bank charges, office expenses, motor vehicle expenses, rent, utility fees, travel and entertainment expenses, and transfer agent and filing fees.  All of these fees will relate to our day to day business operations and business development activities.

Our professional fees will include accounting, audit and legal fees relating primarily to our regulatory filings throughout the year.

As at November 30, 2008, we had no cash in the bank.  Based on our planned expenditures, we require a minimum of $925,000 to proceed with our plan of operations over the next twelve months (beginning November 2008).  If we achieve less than the full amount of financing that we require we will scale back our planned exploration activities and our day to day operations in order to reduce our exploration expenses and general and administrative expenses to a level appropriate to the financial resources available to us.

On September 24, 2008, we entered into convertible debenture purchase agreements and granted 5,000,000 warrants to purchase one share each of Buckingham’s common stock at an exercise price of $0.10 per share for a period of 2 years. The total amount invested in Buckingham was $500,000. The principal and accrued interest of the convertible debentures may be converted into common stock at the holder’s option at a price of $0.05 per share any time on or after October 25, 2008 until the full amount owed under each convertible debenture is repaid. Buckingham has reserved a minimum of 10,000,000 common shares pursuant to the holders’ options to have the convertible debentures repaid in shares.

Buckingham has the option, for a period of one year after September 24, 2008, of repaying any amounts borrowed and re-borrowing any amounts repaid under the convertible debentures without penalty or premium. The outstanding principal of the convertible debentures and interest accrued thereon at a rate of 10% per annum is repayable in equal monthly installments over a 24 month period starting one year after September 24, 2008. The convertible debentures carry a security interest in all current and future assets of Buckingham and its subsidiaries.

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

ITEM 4. CONTROL AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, and on the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended May 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended May 31, 2008.  As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 24, 2008 we entered into secured convertible debenture purchase agreements with three investors whereby the investors invested $500,000 in us through the purchase of secured convertible debentures and 10,000,000 warrants for the purchase of 10,000,000 shares of our common stock at an exercise price of $0.10 per share for 2 years. The warrants and the debentures were exempt from registration pursuant to Regulation S to the Securities Act.

We may at our option repay any amounts borrowed and re-borrow any amounts repaid under the debentures without penalty or premium. The outstanding principal and accrued interest are payable by us in monthly installments of equal payments over a 24 month period beginning October 24, 2008.

Interest on the debentures accrues monthly at a rate of 10% per annum and, along with the principal, is convertible at the option of the holders at a price of $0.05 per share at any time on or after October 25, 2008 until the full amount owed under each of the debentures is repaid. We have reserved a minimum of 10,000,000 common shares for the purposes of the potential conversion(s). The debentures are secured by a security interests in all our current and future assets and its subsidiaries.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 5, 2008 we entered into a public relations agreement with Qualico Capital Corp. Pursuant to that agreement, on May 7, 2008, we issued to Qualico Capital Corp. 250,000 common shares at $0.45 per common share with a fair value of $112,500.  On October 9, 2008 we issued a written notice rescinding the agreement and cancelled the 250,000 restricted common shares that had been issued due to Qualico Capital Corp.’s failure to provide the services in accordance with the agreement.

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

Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph
Date: January 20, 2009	Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer