Form 10-Q/A
period 2008-11-30
Buckingham Exploration Inc.
filed 2009-01-29
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Buckingham Explorations Inc. hereby amends is Quarterly Report on Form 10-Q filed on January 20, 2009 in order to correct the following non-materials errors or omissions in the original Quarterly Report:

•	On page F-1 of the original Quarterly Report, the reference to “Subsequent Event (Note 13) was omitted;

•
On page 5 of the original Quarterly Report, in the table describing results of operations, in the column describing the Period from April 4, 2006 (Inception to August 31, 2008, the Total Operating Expenses were incorrectly listed as $6,839, 844 instead of $6,839,894; and

•
On page 9 of the original Quarterly Report, under Item 2. Unregistered Sales of Equity Securities, in the first paragraph, the warrants were incorrectly described as 10,000,000 warrants for the purchase of 10,000,000 shares instead of 5,000,000 warrants for the purchase of 5,000,000 shares. The warrants were correctly described elsewhere in the original 10-Q.

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
Subsequent Event (Note 13)

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

Results of Operations

Our results of operations are presented below:
	Three Months Ended November 30, 2008	Six Months Ended November 30, 2008	Period from April 4, 2006 (inception) to August 31, 2008
Costs and Expenses:
General and Administrative	$139,695	$278,134	$1,551,393
Amortization	$2,761	$5,707	$20,155
Impairment of Mineral Property Costs	-		4,530,125
Mineral Property Costs	$4,995	$63,870	385,920
Professional Fees	$29,674	$63,668	$352,301
Total Operating Expenses	$177,125	$411,379	$6,839,894
Interest Income	$(49)	$(74)	$(2,276)
Interest Expense	$9,364	$14,467	$21,795
Accretion of convertible debenture discount	$6,062	$6,062	$6,062
Loss on Disposal of Property and Equipment	-		6,180
Net Loss	$(192,502)	$(431,834)	$(6,871,655)
Net Loss per common share (basic and diluted)	$(0.00)	$(0.01)	-
Weighted average common shares for computation	43,512,250	43,762,250	-

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 24, 2008 we entered into secured convertible debenture purchase agreements with three investors whereby the investors invested $500,000 in us through the purchase of secured convertible debentures and 5,000,000 warrants for the purchase of 5,000,000 shares of our common stock at an exercise price of $0.10 per share for 2 years. The warrants and the debentures were exempt from registration pursuant to Regulation S to the Securities Act.

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

Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph
Date: January 28, 2009	Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer