Form 10-Q
period 2009-02-28
Buckingham Exploration Inc.
filed 2009-05-14
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

As of May 14, 2009 the registrant’s outstanding common stock consisted of 44,012,250 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
February 28, 2009
(Expressed in US dollars)
(unaudited)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
Period Ended February 28, 2009
(Expressed in US dollars)
(unaudited)

	February 28, 2009	May 31, 2008
	(unaudited)	($)
	($)

ASSETS

Current Assets
Cash	6,188	10,969
Other receivables	5,264	11,029
Prepaid expenses and deposits (Note 3)	5,761	143,003

Total Current Assets	17,213	165,001

Property and Equipment (Note 5)	19,242	46,605

Total Assets	36,455	211,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	73,415	66,047
Accrued liabilities	66,381	9,466
Loan payable (Note 6)	-	150,000
Total Current Liabilities	139,796	225,513

Secured convertible debentures (Note 9)	402,776	-

Total Liabilities	542,572	225,513

Commitments and Contingencies (Note 14)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
NIL issued and outstanding	-	-
Common Stock, 80,000,000 shares authorized, $0.0001 par value
44,012,250 and 43,762,250 shares issued and outstanding, respectively	4,401	4,376

Additional Paid-in Capital	6,479,730	6,421,538

Deficit Accumulated During the Exploration Stage	(6,990,248)	(6,439,821)

Total Stockholders’ Deficit	(506,117)	(13,907)

Total Liabilities and Stockholders’ Deficit	36,455	211,606

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
Period Ended February 28, 2009
(Expressed in US dollars)
(unaudited)

	For Three Months Ended February 28, 2009 $	For Three Months Ended February 29, 2008 $	For Nine Months Ended February 28, 2009 $	For Nine Months Ended February 29, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2009 $

Revenue	-	-	-	-	-

Expenses

Amortization	1,283	6,327	6,990	14,291	21,438
General and administrative	64,650	188,414	342,784	749,971	1,616,042
Impairment of mineral property costs (Note 4)	-	1,710,000	-	3,185,000	4,530,125
Mineral property costs	-	-	63,870	333,652	385,920
Professional fees	25,550	18,745	89,218	133,718	377,852

Total Expenses	91,483	1,923,486	502,862	4,416,632	6,931,377

Other (Income) Expenses

Interest income	-	(362)	(74)	(1,459)	(2,275)
Miscellaneous income	(1,468)	-	(1,468)	-	(1,468)
Interest expense	12,430	-	26,897	3,391	34,224
Accretion of convertible debenture discount	8,270	-	14,332	-	14,332
Loss on disposal of property and equipment	7,878	-	7,878	-	14,058

Net Loss for the period	(118,593)	(1,923,124)	(550,427)	(4,418,564)	(6,990,248)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.05)	(0.01)	(0.11)	-

Weighted Average Shares Outstanding	43,962,250	42,146,536	40,464,316	40,992,074	-

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
Period Ended February 28, 2009
(Expressed in US dollars)
(unaudited)

	For Nine Months Ended February 28, 2009 $	For Nine Months Ended February 29, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2009 $

Operating Activities
Net loss for the period	(550,427)	(4,418,564)	(6,990,248)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	14,332	-	14,332
Amortization	6,989	14,291	21,437
Common shares issued (cancelled) for services	(53,339)	-	(21,339)
Impairment of mineral property costs	-	3,185,000	4,530,125
Loss on disposal of property and equipment	7,878	-	14,058
Foreign exchange loss	7,597	-	7,597
Stock-based compensation	91,484	155,592	579,394

Changes in operating assets and liabilities
Bank indebtedness	-	-	-
Accounts payable and accrued liabilities	64,283	69,415	139,796
Other receivables	-	-	(12,083)
Other receivables	5,765	13,084	(5,264)
Prepaid expenses	45,758	(1,100)	44.334
Net Cash Used in Operating Activities	(359,680)	(982,282)	(1,677,861)

Investing Activities
Acquisition of mineral properties	-	(1,685,000)	(2,230,125)
Acquisition of property and equipment	-	(84,733)	(84,733)
Proceeds of disposal of property and equipment	12,495	-	29,995
Net Cash Used in Investing Activities	12,495	(1,769,733)	(2,284,863)

Financing Activities
Advances from (to) a related party	142,404	(12,083)	154,487
Proceeds from note payable	-	-	23,362
Repayment of note payable	-	(23,362)	(23,362)
Proceeds from loans payable	225,000	-	375,000
Repayment of loans payable	(25,000)	-	(25,000)
Proceeds from the issuance of common stock	-	2,525,000	3,661,575
Proceeds from common stock subscription	-	15,000	10,350
Share issuance costs	-	(207,500)	(207,500)
Net Cash Provided by Financing Activities	342,404	2,297,055	3,968,912
	-	-	-
(Decrease) Increase In Cash	(4,781)	(454,960)	6,188
Cash - Beginning of Period	10,969	456,274	–
Cash – End of Period	6,188	1,314	6,188

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	350,000	-	350,000
Convertible debt issued to settle related party advances	150,000	-	150,000
Common stock issued for mineral property acquisitions	-	3,000,000	3,800,000
Common stock issued for finders fee	-	-	100,000
Common shares issued for services	15,000	-	172,000

Supplemental Disclosures
Interest paid	14,569	3,391	21,897
Income tax paid	-	-	-

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2009, the Company has an accumulated deficit of $6,990,248. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at February 28, 2009 and May 31, 2008, and the consolidated results of its operations and consolidated cash flows for the nine months ended February 28, 2009 and February 29, 2008. The results of operations for the nine months ended February 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

2.          Summary of Significant Accounting Policies (continued)

(c)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, donated expenses, stock-based compensation expense, and deferred income tax asset allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2009 and 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, other receivables, accounts payable and secured convertible debentures. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

3.          Prepaid expenses

a)
During the year ended May 31, 2008, the Company entered into a consulting agreement on April 18, 2008 for a one year period. Pursuant to this agreement, the Company issued 50,000 common shares at $0.89 per common share with a fair value of $44,500. As at February 28, 2009, $4,689 is included in prepaid expenses.

b)	During the period ended February 28, 2009, the Company has prepaid rent of $1,073.

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

5.          Property and Equipment

	Cost	Accumulated Amortization	Net Book Value February 28, 2009	Net Book Value May 31, 2008
	$	$	$	$
Office furniture and equipment	29,142	9,900	19,242	23,426
Motor Vehicles	-	-	-	23,179
	29,142	9,900	19,242	46,605

6.      Loan Payable

The Company received operating loans in the amount of $375,000 pursuant to loan agreements. The loans bear interest of 1% per month and are payable on demand. On September 4, 2008 $25,000 was repaid and on September 24, 2008 the balance of $350,000 was converted into secured convertible debentures. (Note 9)

7.      Related Party Transactions

(a)	During the nine months ended February 28, 2009, the Company incurred $161,240 (May 31, 2008 - $140,307) for management services provided by the President of the Company.

(b)	The Company advanced the President of the Company an amount of $3,772 (May 31, 2008 –$5,772), representing a deposit on travel expenses paid.

(c)
During the nine months ended February 28, 2009 the Company received an advance in the amount of $142,404 from a related party. The loan is non-interest bearing and is due on demand. On September 24, 2008 the advance was converted into secured convertible debentures. (Note 9)

8.          Shares issued

a)
During the year ended May 31, 2008, the Company entered into an investor relations agreement on May 7, 2008 for a one year period.  Pursuant to this agreement, the Company issued 250,000 common shares at $0.45 per common share with a fair value of $112,500.  On October 9, 2008 the Company issued a written notice of rescission of the agreement and cancellation of the 250,000 restricted common shares due to the failure of the public relations consultant to provide services in accordance with the agreement.

b)	On December 9, 2008, the Company issued 500,000 common shares of the Company at a fair value of $0.03 per common share with a fair value of $15,000 as compensation for consulting services.

9.          Secured Convertible Debentures

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

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the Warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the Warrants of $111,556 as additional paid-in capital and an equivalent discount against the Debentures. The Company will record further interest expense over the term of the Debentures of $111,556 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Debentures will be accreted to the face value of $500,000 to maturity. To February 28, 2009, accrued interest of $21,495 has been included in accrued liabilities, and accumulated accretion expense of $14,332 increased the carrying value of the Debentures to $402,776.

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

10.        Stock Options

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. If not specified, the options shall vest as follows:

•	Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year
•	Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter
•	Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

11.        Stock Options (continued)

The following is a summary of the stock option activity during the nine month period ended February 28, 2009

	Number of Options	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value $

Outstanding, May 31, 2008	3,025,000	0.27	2.26	0
		-
Granted	-	-
Exercised	-	-
Expired	-	–

Outstanding, February 28, 2009	3,025,000	0.27	2.01	–

Exercisable, February 28, 2009	3,025,000	0.27	2.01	–

The following is a summary of the status of stock options outstanding and exercisable at February 28, 2009.  As at February 28, 2009 there are no unvested options.

Number of Options	Weighted Average Exercise Price	Remaining Contractual Life (years)
2,000,000	$ 0.10	1.75
1,000,000	$ 0.60	1
25,000	$1.00	.75

12.        Warrants

The following is a summary of the warrant activity during the six month period ended February 28, 2009:

	Number of Warrants	Weighted Average Exercise Price

Balance, May 31, 2008	9,380,000	$0.70
Granted	5,000,000	0.10
Exercised	-	-
Expired	-	-

Balance, February 28, 2009	14,380,000	$0.49

            The following is a summary of the warrants outstanding at February 28, 2009:

Number Of Warrants	Weighted Average Exercise Price ($)	Expiry Date
4,300,000	0.35	May 15, 2009
3,500,000	1.00	August 10, 2009
650,000	1.00	September 15, 2009
500,000	1.00	September 30, 2009
200,000	1.00	October 22, 2009
200,000	1.00	November 2, 2009
30,000	1.00	April 21, 2010
5,000,000	0.10	September 24, 2010
14,380,000

13.        Commitments

(a)
On May 7, 2007, the Company entered into a Management Agreement (the “Agreement”) with the President of the Company for management services.  Per the Agreement, the Company is required to pay $10,000 per month, commencing May 7, 2007, and will remain in effect on month-to-month basis until terminated by either party giving 14 days notice. The agreement was amended on May 6, 2009 to reduce the monthly fee to $10,000 effective December 1, 2008.

(b)
On April 18, 2008 the Company entered into a consulting agreement with an individual for consulting services commencing May 1, 2008 and terminating April 30, 2009. Per the Agreement, the Company is required to issue 50,000 restricted common shares.

(c)
On May 5, 2008 the Company entered into an agreement with a public relations consultant for a 12 month period commencing on May 5, 2008. The services to be provided pursuant to the agreement include, but are not limited to, the preparation and dissemination of press releases and other communications materials to increase investor awareness of the Company in Europe and North America. In consideration of the services to be provided, the Company is obligated to pay $15,000 (paid) and 250,000 restricted common shares of the Company (issued) and an additional $85,000 by July 5, 2008, which has not been paid due to dispute over non performance of the contractual obligations of the consultant. In October 2008 the company issued a written notice of rescission of the agreement and cancellation of the 250,000 restricted common shares due to the failure of the public relations consultant to provide services in accordance of the agreement.

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

Uncertainties

Our most advanced projects are at the exploration stage and there is no assurance that any of our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

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

Results of Operations

Our results of operations are presented below:

	For Three Months Ended February 28, 2009 $	For Three Months Ended February 29, 2008 $	For Nine Months Ended February 28, 2009 $	For Nine Months Ended February 29, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2009 $

Revenue	-	-	-	-	-

Expenses

Amortization	1,283	6,327	6,990	14,291	21,438
General and administrative	64,650	188,414	342,784	749,971	1,616,042
Impairment of mineral property costs (Note 4)	-	1,710,000	-	3,185,000	4,530,125
Mineral property costs	-	-	63,870	333,652	385,920
Professional fees	25,550	18,745	89,218	133,718	377,852

Total Expenses	91,483	1,923,486	502,862	4,416,632	6,931,377

Other (Income) Expenses

Interest income	-	(362)	(74)	(1,459)	(2,275)
Miscellaneous income	(1,468)	-	(1,468)	-	(1,468)
Interest expense	12,430	-	26,897	3,391	34,224
Accretion of convertible debenture discount	8,270	-	14,332	-	14,332
Loss on disposal of property and equipment	7,878	-	7,878	-	14,058

Net Loss for the period	(118,593)	(1,923,124)	(550,427)	(4,418,564)	(6,990,248)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.05)	(0.01)	(0.11)	-

Weighted Average Shares Outstanding	43,962,250	42,146,536	40,464,316	40,992,074	-

Since our inception on April 4, 2006 to February 28, 2009, we have not generated any revenue and we have incurred an accumulated deficit of $6,990,248. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

For the three months ended February 28, 2009 we incurred a net loss of $118,593 ompared to our net loss of $1,923,124 for the three months ended February 29, 2008. Our net loss per share was $0.00 for the three months ended February 28, 2009 and $0.05 for the three months ended February 29, 2008

Our total expenses for the three months ended February 28, 2009 were $91,483 and consisted of $1,283 in amortization, $64,650 in general and administrative expenses, and $25,550 in professional fees.  By comparison, our total expenses for the three months ended February 29, 2008 were $1,923,486, and consisted of $6,327 in amortization, $188,414 in general and administrative expenses, $1,710,000 in impairment of mineral property costs, and $18,745 in professional fees.

For the nine months ended February 28, 2009 our total expenses were $502,862, and consisted of $6,990 in amortization cost, $342,784 in general and administrative expenses, $63,870 in mineral property costs and $89,218 in professional fees.  By comparison, our total expenses for the nine months ended February 29, 2008 were $4,416, 633 and consisted of $14,291 in amortization, $749,972 in general and administrative expenses, $3,185,000 in impairment of mineral property costs, $333,652 in mineral property costs, and $133,718 in professional fees.

Our total operating costs were substantially higher for the three months and for the nine months ended February 29, 2008 compared to the corresponding periods in 2009 due to our acquisition of certain mining claims and an increase in overall operating activity related to those acquisitions. Our increased operating activity resulted in higher audit and legal fees. Also, the costs for impairment of our mineral properties were higher during fiscal 2008 as we acquired options in a number of mineral properties with unproven mineral reserves.

From April 4, 2006 (Date of Inception) to February 28, 2009 we accumulated total operating expenses of $6,931,377 including $21,438 in amortization cost, $1,616,042 in general and administrative expenses, $4,530,125 in impairment of mineral property costs, $385,920 in mineral property costs, and $377,852 in professional fees.

Our general and administrative expenses include advertising and promotion expenses, consulting fees, management fees, interest and bank charges, office expenses, motor vehicle expenses, rent, utility fees, travel and entertainment expenses, and transfer agent and filing fees.

Liquidity and Capital Resources

As of February 28, 2009 we have a cash of $6,188, other receivables of $5,264 and prepaid expenses of $5,761 for total current assets of $17,213. Our working capital deficit is $122,583. Our accumulated deficit from April 4, 2006 (date of inception) to February 28, 2009 was $6,990,248 and was funded through equity financing and shareholder loans. During the nine months ended February 28, 2009, we received an advance of $142,404 from Regal Uranium Inc., a related party, and proceeds from loans totaling $225,000.  During the same period we made loan repayments of $25,000.  Since our inception on April 4, 2006 to February 28, 2009 we have raised net proceeds of $3,968,912 from the sale of our common stock.

During the nine months ended February 28, 2009, we used net cash of $359,680 in operating activities, $12,495 in investing activities, and received net cash of $342,404 from financing activities.  This compares to $982,282 of net cash used in operating activities and $2,297,055 net cash received from financing activities for the same period in 2008.  From April 4, 2006 (Date of Inception) to November 30, 2008 we used net cash of $1,677,861 in operating activities, $2,284,863 in investing activities, and received net cash of $3,968,912 from financing activities.

As of February 28, 2009 our cash of $6,188 is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from March 1, 2009) to be approximately $925,000, as summarized in the table below.

Description of Expense	Amount
Exploration of the High Park Uranium Property	$100,000
Proteus Claims Maintenance fees	$165,000
Exploration of the Proteus Claims and Staking and Evaluation of Additional Adjacent Claims	$100,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$965,000

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

As at February 28, 2009, we had nominal cash of $6,188 in the bank.  Based on our planned expenditures, we require a minimum of $965,000 to proceed with our plan of operations over the next twelve months (beginning March 1, 2009).  If we achieve less than the full amount of financing that we require we will scale back our planned exploration activities and our day to day operations in order to reduce our exploration expenses and general and administrative expenses to a level appropriate to the financial resources available to us.

On September 24, 2008, we entered into convertible debenture purchase agreements and granted 5,000,000 warrants to purchase one share each of Buckingham’s common stock at an exercise price of $0.10 per share for a period of 2 years. The total amount invested in Buckingham was $500,000. The principal and accrued interest of the convertible debentures may be converted into common stock at the holder’s option at a price of $0.05 per share any time on or after October 25, 2008 until the full amount owed under each convertible debenture is repaid. Buckingham has reserved a minimum of 5,000,000 common shares pursuant to the holders’ options to have the convertible debentures repaid in shares.

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

ITEM 4. CONTROL AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, and on the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended February 29, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended February 29, 2008.  As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On December 9, 2009 we issued 400,000 common shares to Aran Asset Management SA in consideration of consulting services provided to us pursuant to our consulting agreement with Aran Asset Management dated December 9, 2009.  The shares were issued at the fair market value of $0.03 per share for the aggregate value of $12,000.  The shares were exempt from registration pursuant to Regulation S of the Securities Act.

Our reliance upon the exemption under of Regulation S of the Securities Act was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

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

Buckingham Exploration Inc.
(Registrant)

/s/ C. Robin Relph
Date: May 14, 2009	C. Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer