Form 10-K
period 2009-05-31
Buckingham Exploration Inc.
filed 2009-09-15
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 28, 2009: $969,170

Number of common shares outstanding at September 11, 2009: 45,026,850

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

Overview

We were incorporated as a Nevada company on April 4, 2006. We have two wholly owned subsidiaries: Hyde Park Uranium Inc., and Alpha Beta Uranium Inc., Colorado corporations through which we acquired additional mineral claims in Colorado.

We have been engaged in the acquisition and exploration of mineral properties since our inception. We had no revenues as of May 31, 2009, the end of our most recent fiscal year.

Our current mineral and land interests are as follows:

Name of Property	Location	Nature of Interest	Status
High Park Uranium Property	Teller County, Fremont County, Colorado, USA	29 unpatented mining claims subject to a net mineral returns royalty of 2% (with an option to purchase royalty for $1,000,000).	24 additional claims have been staked. Drilling permit has been granted and preliminary drilling of 37 holes completed on November 23, 2007.
Proteus Claims	Fremont County, Park County, Saguache County, San Juan County, Colorado, USA	100% of all interests in 419 unpatented lode uranium mining claims.	Permit required for exploratory drilling.

Taking into consideration all of the claims already owned, staked and currently being staked by us, including the High Park Claim and the Proteus Claims, we hold approximately 472 claims in total, with each claim covering a land surface area of approximately 20 acres for an aggregate of 9,440 acres of mining claims. In order to maintain our interest in the mining claims, we are required to pay a fee of $175 per claim annually.

We are unable to make the required payments on the mining claims. We informed our debentureholders, whose interests are secured by collateral which includes the mining claims, of our inability to maintain our interest in the mining claims in writing. This constituted an event of default pursuant to the secured convertible debenture purchase agreements entered into on September 24, 2008. On August 27, 2009 we entered into a settlement agreement to transfer the collateral that secured the convertible debentures to one of the debentureholders. The collateral to be transferred is all of our intellectual property rights, property and equipment and shareholdings in our two wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium Inc., to one or more of the debentureholders. The debentureholder has agreed to use its best efforts to assign to have the remaining two debentures assigned to it.

As a result of the foregoing, the operations of our subsidiaries have been presented on a discontinued basis in our consolidated financial statements for the year ended May 31, 2009. Once all of our assets have been transferred, we will be considered a blank cheque company. Our sole officer will focus on merging with, engaging in a capital stock exchange with or engaging in a similar business combination with one or more operating businesses.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination. However, even if a business combination is successfully completed, we may not be able to achieve our anticipated business goals, gain any operating benefits, or generate any profits.

We do not have any specific business combination under consideration as of the date of this filing and we have not identified any prospective target business, nor has anyone done so on our behalf. There is no assurance that we will successfully identify a potential target business, enter into any definitive agreements with a target business, or finally consummate a business combination with any potential target business.

Development of Business

On September 24, 2008 we entered into secured convertible debenture purchase agreements with three investors whereby the investors invested $500,000 through the sale secured convertible debentures and we granted warrants to purchase 5,000,0000 shares of our common stock at an exercise price of $0.10 per shares for a period of 2 years. As collateral security we granted the investors a security interest in the right, title and interest of all of our present and future assets.

On August 27, 2009 we entered into a settlement agreement with one of the debentureholders, Regal Uranium Inc., after an event of default occurred pursuant to the terms of the secured convertible debenture purchase agreements. We have agreed to transfer collateral including all interests in our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium Inc., to Regal Uranium along with all of our property and equipment and intellectual property rights. Regal Uranium has agreed to use its best efforts to have the remaining two debentures assigned to Regal Uranium. Further details concerning this matter are provided herein.

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

The HP Royalty Agreement forms a part of the purchase and sale agreement for unpatented lode mining claims between us and Pikes Peak Resources.  The HP Royalty Agreement replaces the previous quitclaim deed and royalty agreement between Hyde Park Uranium and Pikes Peak Resources dated October 30, 2007.  The previous agreement was replaced in order to correctly identify Pikes Peak Energy LLC as signatory and assignor of the High Park Property.

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

Uranium Mineral Resource or Uranium Mineral Reserve Milestone	Payment
2 million pounds of Uranium Inferred Mineral Resource	$500,000
3 million pounds of Uranium Indicated Mineral Resource	Additional $500,000 (for an aggregate of $1,000,000)
4 million pounds of Uranium Measured Mineral Resource	Additional $500,000 (for an aggregate of $1,500,000)
5 million pounds or more of Uranium Probable Mineral Reserve	Additional $500,000 (for an aggregate of $2,000,000)

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

Subsidiaries

As of May 31, 2009, we have two wholly owned subsidiaries, Hyde Park Uranium Inc., and Alpha Beta Uranium Inc., Colorado corporations that have assets comprised of mineral claims in Colorado. As described under “Item 1. Description of Business - Overview” herein, we have defaulted on our obligations pursuant to secured convertible purchase agreements we entered into on September 24, 2008 with three debentureholders. As a result, we entered into a settlement agreement on August 27, 2009 to transfer ownership of the collateral that was security for the convertible debentures to the debentureholders. The collateral to be transferred includes the following:

(1)
all of the issued and outstanding shares we hold in our two subsidiaries, being 100% of the issued and outstanding shares in each of Hyde Park Uranium Inc. and Alpha Beta Uranium Inc, resulting in these subsidiaries being wholly owned by one or more of the debentureholders;

(2)	all of our property and equipment and the property and equipment of our subsidiaries; and

(3)	all of our intellectual property rights and those of our subsidiaries.

The operations of our two subsidiaries have been presented in the financial statements for the year ended May 31, 2009 on a discontinued basis as a result. We anticipate the transfer of collateral will be finalized in September or October 2009, and following the transfer we will shift our business strategy to focus on consummating a business combination as described in further detail herein.

Business Strategy

We have identified the following guidelines that we believe are important in evaluating a prospective target business. We will use these guidelines in evaluating business combination opportunities; however, we may decide to enter into a business combination with a target business that does not meet all of these guidelines. We may not be able to complete a business combination with any target business that meets all or part of these guidelines due to our limited human, capital and other resources. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Established company with positive cash flow.  We intend to acquire an established company with a history of positive cash earnings before interest, taxes, depreciation and amortization. We do not intend to acquire a start-up company, a company with speculative business plans or a company that we believe has significant risk attached to it.

Strong competitive position in industry.  We intend to analyze the strengths and weaknesses of a target business relative to its competitors. The factors we will consider include product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection, brand positioning and capitalization. We will seek to acquire a business that has developed a strong position within its market, is well positioned to capitalize on growth opportunities and operates in an industry with significant barriers to entry. We will seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and profitability.

Experienced management team.  We will seek to acquire a business that has an experienced management team with a proven track record for delivering growth and profits. We believe that the operating expertise of our management team will complement, not replace, the target business’ management team.

Diversified customer and supplier base.  We will seek to acquire a business that has a diversified customer and supplier base. We believe that a company with a diversified customer and supplier base is generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact its customers, suppliers and competitors.

Competitive Strengths

We believe that we will succeed in consummating a business combination with a target business or businesses as a result of our collective strengths:

Successful operating experience. Our officer and sole director has experience in business development, capital raising and the marketing and management of various companies. We believe that his experience will provide us with a competitive advantage in assessing whether a target business has the necessary resources to compete successfully as a publicly-traded company.

Experience in identifying and executing acquisitions.  Our management has extensive experience in identifying and evaluating successful business acquisition opportunities, performing in-depth due diligence, negotiating with owners and management, structuring, financing and closing transactions in both the public and private markets.

Extensive deal-sourcing network.  Our management has an extensive network of business relationships with executives and board members of privately- and publicly-held companies, as well as with private equity funds, venture capital funds and hedge funds. We believe that these contacts will provide us with significant business acquisition opportunities.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities with business objectives similar to ours. There are many blank check companies seeking to carry out a business plan similar to ours that have completed initial public offerings in the United States. Furthermore, there are a number of additional blank check companies in the registration process that have not yet completed initial public offerings, and there are likely to be more blank check companies that have completed initial public offerings before we are able to successfully consummate a business combination.

We may also be subject to competition from entities other than blank check companies, which may be special acquisition companies or capital pool companies, that have a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well-established and have extensive experience identifying and effecting business combinations either directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources may be relatively limited in comparison to many of these competitors.

While we believe that numerous potential target businesses may be available for acquisition, our ability to acquire a certain attractive target business will be limited by our available financial resources. This inherent competitive limitation may give others an advantage in pursuing the acquisition of a target business. The fact that stockholder approval may delay the completion of a business combination is an additional limitation that may be viewed unfavorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and our access to the United States public equity markets may give us a competitive advantage in acquiring a target business with significant growth potential on favorable terms over privately-held entities with business objectives similar to ours. Additionally, our management has significant business experience and well developed contacts in various business industries in Canada.

If we succeed in effecting a business combination, there will likely be further intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Effecting a Business Combination

General

One we have transferrer our mineral claim interests to our debentureholders, we do not anticipate engaging in any commercial business activities for an indefinite period of time. We intend to focus our efforts to effect a business combination. Such a business combination may be with a company which does not need substantial additional capital but which desires to establish a public trading market for its stock. We may also face other risks including time delays, significant expense, loss of voting control and failure to comply with various federal and state securities laws. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any potential business combination.

We Have Not Identified a Target Business

To date, we have not selected a specific target on which to concentrate our efforts for a business combination. Our management has not had any preliminary contact or discussions on our behalf with representatives of any prospective target business regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other strategic transaction with us. In addition, our management has not yet taken any measure, directly or indirectly, to locate a target business. There has been no due diligence, investigation, discussions, negotiations and/or other similar activities undertaken, directly or indirectly, by us, our management or by any third party, with respect to an ongoing proposed business combination.

Sources of Target Businesses

We anticipate candidates for a business combination will be brought to our attention by various unaffiliated sources, including executives, private equity funds, venture capital funds, investment bankers, attorneys, accountants and other members of the financial community, who may present solicited or unsolicited proposals. We expect such sources to become aware that we are seeking a business combination candidate by a variety of means, such as publicly available information relating to this offering, public relations and marketing efforts, articles that may be published in industry trade papers discussing our intention to effect a business combination, or direct contact by management of potential target businesses.

Our management, as well as our existing stockholders and their affiliates, may also bring to our attention target business candidates. We do not anticipate engaging the services of professional firms that specialize in business combinations on any formal basis. In no event will we pay our existing management, our existing stockholders, or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, neither our existing management nor our existing stockholders will receive any finder’s fee, consulting fees or any similar fees or other compensation from any other person or entity, including any target company, in connection with any business combination other than any compensation or fees to be received for any services provided following such a business combination.

Selection of a Target Business and Structuring of a Business Combination

Our management will have some degree of flexibility in identifying and selecting a prospective business combination. However, our selection will be driven by finding a company with sufficient cash flow. In evaluating a prospective business combination, our management will consider, among other factors, the following:

●	capital requirements;
●	growth potential;

●	financial condition and results of operations;

●	capital requirements;

●	the value and extent of intellectual property;

●	competitive position;

●	stage of development of products, processes or services;

●	costs associated with effecting the business combination.

We will attempt to structure any business combination so as to achieve the most favorable tax treatment for all parties involved. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The fair market value of a target business will be determined by our Board of Directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value, and the price for which comparable businesses have recently been sold. Other factors contributing to a determination of the fair market value may include timing, the reputation of the target business and the anticipated costs of completing the transaction.

We are not required to obtain an opinion from an unaffiliated third party regarding the fair market value of a target business we select at the time of any transaction. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we plan to pay is fair to our stockholders from a financial perspective unless the target is affiliated with our officers, directors, special advisors, existing stockholders or their affiliates. We only recently became a blank cheque company, and because our sole officer and director has no experience in evaluating business combinations for blank check companies, his judgment may not meet the criteria that independent investment banking firms or other similar blank check companies usually use.
Probable Lack of Business Diversification

It is probable that we will have the ability to effect only a single business combination. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, we will likely not have sufficient resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with a single entity or a limited number of entities, our lack of diversification may leave us dependent upon the performance of a single business or a limited number of businesses, and result in us being dependent upon the development or market acceptance of a single or limited number of products or services.

Limited Ability to Evaluate the Management of a Target Business

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the potential to effect a business combination, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members who join our management team following a business combination will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our sole officer and director, if any, in a target business cannot presently be stated with any certainty. While it is possible that our current officer and director will remain associated with us in some capacity following a business combination, it is unlikely that he will devote his full efforts to our affairs after the consummation of a business combination. Moreover, we cannot assure you that our sole officer and director will have substantial experience or knowledge concerning the operations of any particular target business.

Opportunity for Stockholder Approval of Business Combination

We may not submit a business combination to our stockholders for approval if the nature of the transaction would not ordinarily require stockholder approval under applicable governing laws. If we are required to submit the transaction to our stockholders for approval, we will furnish our stockholders with proxy solicitation materials, which will include a description of the operations of the target business and certain required financial information regarding the business. Also, we will proceed with the business combination only if a majority of the votes cast by the holders of our common stock at the meeting are in favor of the business combination. To compensate for a potential shortfall in cash, we may be required to structure the business combination, in whole or in part, using the issuance of our common stock as consideration. Accordingly, any increase in the number of shares of our issued and outstanding common stock could hinder our ability to consummate a business combination in an efficient manner or to optimize our capital structure.

When we seek stockholder approval for a business combination, we will not offer each stockholder a right to have their shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed.

Intellectual Property

We have not filed for any protection of our trademark for our company. We own copyright in the contents of our website, www.buckinghamexploration.com.

All of our intellectual property and the intellectual property of our subsidiaries is subject to transfer to one of debentureholders pursuant to the terms of a settlement agreement we entered into on August 27, 2009. For further details, please see “Item 1. Description of Business – Overview” and “Item 1 Description of Business – Subsidiaries” herein.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception. We anticipate that we will not incur any expenses on research and development over the next 12 months. Our planned expenditures on our operations or a business combination are summarized in the section of this Annual Report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

Environmental Laws

At this time, we are not impacted by any federal, state or local environmental laws as we are a blank cheque company.

Employees

We have no part time or full time employees. Our director, President, CEO and CFO, Christopher Robin Relph, works part time as an independent contractor and works in the areas of business development, management and administration. Mr. Relph is not obligated to devote any specific number of hours to our affairs and intends to devote only as much time as he deems necessary. The amount of time he will devote in any time period will vary based on whether a target business has been selected for a business combination as well as the stage to which the business combination has progressed. Accordingly, once a suitable target business has been located, he will spend more time on our affairs by investigating the target business and negotiating and processing the business combination, than he will prior to locating a suitable target business. We presently expect our sole officer to devote an average of approximately 20 hours per week to our business.  We do not intend to hire any full-time employees prior to the consummation of a business combination.

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

The mineral properties of our subsidiaries are described below. As a cautionary note, these properties are intended to be transferred to the debentureholders pursuant to default under the terms of the secured debenture purchase agreements, as described under “Item 1. Description of Business” herein.

Transfer

We are in the process of transferring the properties described below to our debentureholders, as provided in further detail under “Item 1. Description of Business” herein.

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

The mining claims are security for three secured convertible debentures granted pursuant to secured debenture purchase agreements on September 24, 2008 which are now in default. A settlement was reached on August 27, 2009 which includes the transfer of these claims to one or more of the debentureholders, along with all of our interests in our two wholly-owned subsidiaries, all of our property and equipment and intellectual property rights and all property and equipment and intellectual property rights of our subsidiaries.

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

On November 23, 2007 we completed a drill program on our High Park Claims. The drilling at the  High Park Claims seeks to extend the known mineralization of the High Park Claims by focusing on twinning holes previously reported by Cyprus Mining Corporation. Our completed drill program included 37 holes with a collective depth of 6,651 feet.

We had developed a plan of exploration for the High Park Claims, however that plan was put on hold during the financial year ended May 31, 2009 as our financial resources were exhausted.

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

The Proteus Claims are grouped into six separate properties located near Cañon City, Colorado, USA.  Each property consists of a varying number of uranium claims with each claim covering a land surface area of 20 acres. The claims are easily accessible by a number of paved roads and tracks. Cañon City is approximately an hour’s drive southwest of Colorado Springs and is home to the Cotter Corporation uranium mill. That mill suspended operation in 2001 and is in the process of refurbishment. Virtually all of the claims have been previously owned, drilled or worked on by one of the major uranium companies that operated in the area during the last uranium boom that took place in the late 70s and early 80s. Those companies included Union Carbide, Cypress Mining, Urania, Westinghouse and Cotter Corporation.  We have opened a field office in Cañon City staffed by a project manager and has engaged the services of several experienced consultants in the areas of geology, geophysics, surveying and staking.Figures 3, 4, 5. 6: Location of the Proteus Claims in Freemont, Saguache, and San Juan Counties, Colorado.

Ownership Interest

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

Pursuant to the assignment and assumption agreement, Alpha Beta Uranium is also required to pay up to $2,000,000 to Proteus Mining on the successful outlining of mineral reserve milestones on the purchased claims, according to Canadian National Instrument 43-101 (Standards of Disclosure for Mineral Projects) definitions as described in the following table:

Uranium Mineral Resource or Uranium Mineral Reserve Milestone	Payment
2 million pounds of Uranium Inferred Mineral Resource	$500,000
3 million pounds of Uranium Indicated Mineral Resource	Additional $500,000 (for an aggregate of $1,000,000)
4 million pounds of Uranium Measured Mineral Resource	Additional $500,000 (for an aggregate of $1,500,000)
5 million pounds or more of Uranium Probable Mineral Reserve	Additional $500,000 (for an aggregate of $2,000,000)

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

We opened a field office in Cañon City staffed by a project manager and engaged the services of several experienced consultants in the areas of geology, geophysics, surveying and staking. However, our financial resources have been exhausted and due to the current economic downturn our ability to raise additional financing is limited. We were therefore forced to put our exploration activity on hold along with our plan of operation for the Proteus Claims.

As a result of the large number of claims comprising the Proteus Claims, we intended to carry out early stage geophysics, mapping and sampling, and drill programs on certain of the claims, followed by entry into joint-ventures or obtaining funding in order to complete feasibility studies. Management has put all exploration plans on hold due to lack of financing.

Item 3.  Legal Proceedings

As of September 11, 2009, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Our properties are the subject of a settlement agreement entered into on August 27, 2009 pursuant to a default on three outstanding secured convertible debentures that have been outstanding since September 24, 2008. We defaulted on these secured convertible debentures as described under “Item 1. Description of Business” herein.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Bulletin Board, under the trading symbol “BUKX.OB”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to or not correspondence to a company’s operations or business products. We cannot assure you there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead transactions involving OTC Bulletin Board securities are conducted through a telephone and computer network connecting dealers in stocks. Issuers with securities trading on the OTC Bulletin Board are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The table below shows the high and low prices of common shares on the OTC Bulletin Board for five quarters since our common stock began to trade on May 8, 2007. On September 11, 2009, the highest price for our common stock was $0.01 per share. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
June 1, 2009 – August 31, 2009	0.01	0.01
March 1, 2009 – May 31, 2009	0.01	0.01
December 1, 2008 – February 28, 2009	0.05	0.01
September 1, 2008 – November 30, 2008	0.04	0.01
June 1, 2008 – August 31, 2008	0.60	0.025
March 1, 2008 – May 31, 2008	0.98	0.35
December 1, 2007 – February 29, 2008	1.05	0.85
September 1, 2007 – November 30, 2007	1.30	0.82
June 1, 2007 – August 31, 2007	1.00	0.46

Holders

As of September 11, 2009 there were 113 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common shares and do not expect to declare or pay any dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

We implemented two equity compensation plans on November 23, 2007:

•
2007 Stock Compensation Plan:  A total of 2,000,000 common shares are authorized under the plan and were registered for issuance on a Form S-8. All 2,000,000 common shares underlying the plan were reserved for issuance on the date the plan was adopted. As of May 31, 2009 a total of 150,000 common shares have been issued under the plan since its adoption, 100,000 of which were issued during the year ended May 31, 2009 to one of our former consultants. A further 1,850,000 common shares remain available for issuance.

•
2007 Non-Qualified Stock Option Plan:  Up to 2,000,000 options to purchase 2,000,000 common shares was authorized to be granted and the underlying common shares were registered on a Form S-8. All 2,000,000 common shares underlying the plan options were reserved as of the date the plan was adopted. As of May 31, 2009 a total of 25,000 options have been granted under the plan since its adoption. A further 1,975,000 options remain available for issuance. All options issued under the plan had vested as of May 31, 2009. During the year ended May 31, 2009 we did not grant any options under the 2007 Non-Qualified Stock Option Plan.

Our Stock Option Committee, or the Board of Directors in lieu thereof, administers our 2007 Stock Compensation Plan and has the authority to determine the eligible recipients, the types and numbers of the securities, and any other terms and conditions of each security as our Board of Directors may deem necessary and consistent with the terms of each of these plans.

Pursuant to the terms of the 2007 Stock Compensation Plan and of the 2007 Non-Qualified Stock Option Plan, we may issue up to 2,000,000 common shares and options to purchase up to 2,000,000 shares of our common stock to our employees, consultants, directors, and other persons associated with us and any of our subsidiaries. Options may have a term of up to five years and an exercise price as determined by the Stock Option Committee, or in lieu thereof by our Board of Directors, which is comprised of our sole officer and director, Robin Relph. Options vest as specified by the Stock Option Committee. If no vesting date is specified, options vest on the following basis:

•	Directors and senior officers – 50% upon the grant date, and 50% one calendar year thereafter;

•	Employees – 10% at the end of any probation period or three months from the date of engagement and 5% at the end of each calendar month thereafter; and

•
Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of the first term or upon 50% of completion of the project term, and the remainder 30 days thereafter.

Equity Compensation Plan Information

	As of May 31, 2009
	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Common Shares Remaining Availablefor Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders
2007 Stock Compensation Plan	-	-	1,850,000
2007 Non-Qualified Stock Option Plan	25,000	0.27	1,975,000
Equity compensation plans approved by shareholders	0	0	0
Total	25,000	-	3,825,000

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs.

Recent Sales of Unregistered Securities

From June 1, 2009 to present, we completed the following previously unreported sale of our unregistered securities:

•
On June 25, 2009, we issued 1,014,600 shares to a secured convertible debenture holder in consideration of interest payable to the debentureholder totalling $10,146, or $0.01 per share. The debentureholder is a non US investor. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

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

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

We are an exploration stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional financing to fund our operations.

The operations of our subsidiaries have been presented as discontinued operations in our financial statements for the year ended May 31, 2009 as we are in the process of transferring of our ownership to one or more of our debentureholders pursuant to a settlement agreement reached on August 27, 2009 after we defaulted on the terms of three secured convertible debenture purchase agreements that have been outstanding since September 24, 2008. For further details, see “Item 1. Description of Business” herein.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to May 31, 2009. As of May 31, 2009, we had an accumulated deficit of $7,062,250. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are a mineral exploration company.

During the year ended May 31, 2009, we defaulted under three secured convertible debenture purchase agreements as we were unable to pay fees to maintain our interest in any of our 472 mineral claims. As such, we entered into a settlement agreement on August 27, 2009 with one of our debentureholders which includes the transfer of our two subsidiaries and all of their assets, including all mineral claims, intellectual property rights and property and equipment. Once the transfer has been effected, we will become a blank cheque company. Our management will then turn its attention to seeking a business combination. However there can be no assurance we will successfully find or negotiate a business combination or that any business combination that may be finalized will become profitable.

At this time, our ability to generate any revenues continues to be uncertain. Until such time as we are able to finalize a business combination and begin generating revenues, we will continue to incur substantial losses. The auditor's report on our audited financial statements for the years ended May 31, 2009 and 2008 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From April 4, 2006 (date of inception) to May 31, 2009, our total expenses were $1,969,995, comprised of $377,431 in professional fees and $1,592,564 in general and administrative expenses.

Our total expenses decreased by $690,848 to $478,613 for the year ended May 31, 2009 from $1,169,461 for the year ended May 31, 2008. The decrease in total expenses was mainly due to reduced overhead expenses as a result of curtailing our exploration activities in response to a lack of financial resources.

The major components of our total expenses for the fiscal year ended May 31, 2009 are $379,433 in general and administrative expenses and $99,180 in professional fees. Included in general and administrative expenses is $88,210 in stock based compensation.

We have recognized total other expenses of $66,087 from our inception to May 31, 2009, including $46,867 in interest expense. For the year ended May 31, 2009, we had interest expense of $39,539 as a result of three convertible debentures outstanding from September 24, 2008 and accruing interest monthly at a rate of 10% per annum. One of the three convertible debenture agreements replaced an operating loan that was outstanding for the balance of the May 31, 2009 fiscal year of $225,000 which accrued interest monthly at a rate of 1%.

Our professional fees consisted primarily of legal, accounting and auditing fees. Our general and administrative expenses consist of expenses not directly related to the exploration activities carried out by our subsidiaries and include management fees, consulting fees, foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank changes, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Loss From Discontinued Operations

We are an exploration stage company and are heavily dependent on equity financing to sustain our operations. The current economic downturn has impacted our ability to sell common stock and we have relied on debt financing to the extent possible to sustain limited operating activities. We were unable to pay the necessary fees to maintain our interest in our mineral claims. As such, we defaulted on the terms of three outstanding convertible debenture agreements by communicating our inability to pay our debts as they became due. We entered into a settlement agreement on August 27, 2009 with one of our debentureholders, Regal Uranium Inc., pursuant to which we will transfer all interest in our two subsidiaries, all property and equipment and all intellectual property to Regal Uranium. Regal Uranium has agreed to pay us $50,000 and to use its best efforts to have the remaining two debentures assigned to Regal Uranium.

We recognized a loss from discontinued operations of $82,855 during the year ended May 31, 2009 due to the planned transfer of our two subsidiaries as a result of our default on three convertible debentures outstanding since September 24, 2008. This compares to a loss from discontinued operations of $3,595,796 during the year ended May 31, 2008, as reclassified in accordance with US GAAP for comparison purposes.

The primary component of loss from discontinued operations for the year ended May 31, 2009 is mineral property costs of $63,870. In addition, we had amortization expense of $6,991, general and administrative costs of $4,117 and a loss on disposal of property and equipment of $7,878.

For the year ended May 31, 2008, our loss from discontinued operations was comprised of mineral property costs of $319,658, costs to impair our mineral properties of $3,185,000 as it has not been determined whether the properties have proven or probable reserves, amortization expenses of $14,448, general and administrative expenses of $60,128, professional fees of $10,382 and a loss on disposal of property and equipment of $6,180.

On an aggregate basis, net loss from discontinued operations totalled $5,026,169.

Net Loss

For the year ended May 31, 2009 we incurred a net loss of $622,429 compared to a net loss of $4,769,456 for the year ended May 31, 2008. From April 4, 2006 (date of inception) to May 31, 2008, we incurred an aggregate net loss of $7,062,250.

Inflation and Changing Prices

Inflation and changing prices have had no impact on our net sales and revenues to date as we are an exploration stage company that has incurred net losses to date and has not generated any revenues.

Liquidity and Capital Resources

As of May 31, 2009, we had cash of $3,272 in our bank accounts and a working capital deficit of $596,158. We had total assets of $24,572 and total liabilities and current liabilities of $602,691. Our accumulated deficit was $7,062,250.

Our net loss of $7,062,250 from April 4, 2006 (date of inception) to May 31, 2009 has been primarily funded by a combination of private placements and loans. From April 4, 2006 (date of inception) to May 31, 2009, we raised cash proceeds from the sale of common stock, net of issuance costs, of $3,464,425. During the fiscal year ended May 31, 2009 we received net cash from financing activities of $368,461. This included an operating loan in the amount of $225,000, bearing interest of 1% per month. On September 4, 2008, $25,000 of the principle balance was repaid and on September 24, 2008 the balance of all outstanding loans of $350,000 was converted into secured convertible debentures.

Since April 4, 2006 (date of inception) to May 31, 2009, we raised net proceeds of $3,994,970 in cash from financing activities.

We used net cash of $388,654 in operating activities for the year ended May 31, 2009 compared to $1,152,210 for the year ended May 31, 2008. The decrease is attributed mainly to management’s decision to limit and eventually place on hold our exploration activities due to our limited resources, resulting in a decrease in operating activities.

We did not use any cash in, or receive any cash from, investing activities during the year ended May 31, 2009 as our financial resources were limited. We used net cash of $1,752,233 in investing activities for the year ended May 31, 2008.

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

As of May 31, 2009 we had $3,272 in cash. We will receive an additional $50,000 in cash pursuant to the settlement agreement with Regal Uranium Inc. In order to find and negotiate a business combination or acquire an operating business, we may incur expenses that outpace our cash resources. Should we require additional capital resources, we will proceed by way of private placements, loans or possibly a direct offering. There can be no assurance we will successfully raise sufficient capital to meet our future cash requirements.

Off-Balance Sheet Arrangements

None.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. There can be no assurance that we will have sufficient resources to complete any business combination or that our future operations will be profitable after completing the business combination.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. The threat that we will be unable to continue as a going concern will be eliminated only when our revenues have reached a level that is able to sustain our business operations.

We plan to review and identify potential businesses for acquisitions or other business combinations. Our management is unable to predict whether or when any business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any transactions and could financially overextend ourselves. Acquisitions or other business combinations may present financial, managerial and operational challenges, including difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new transactions successfully could adversely affect our business and future financial performance.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Mineral Property Costs

Our mineral property exploration costs are expenses as incurred. Mineral property acquisition costs are initially capitalized when incurred using guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment as the end of each fiscal quarter under SFAS 144 “Accounting for Impairment or Disposal of Long Lived Assets”. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property would be capitalized. Costs are amortized using the units-of-production method over the estimated useful life of the probable reserve. Capitalized costs associated with mineral properties that are subsequently abandoned or impaired are charged to operations.

Financial Instruments

We are required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value under SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization in within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels used to measure fair value: Level 1 which applies to all assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities; Level 2 for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets, or for identical assets or liabilities in markets with insufficient volume or infrequent transactions, or based on model-driven valuations in which significant inputs are observable or can be derived principally from, or corroborated by observable market data; Level 3 applies to assets are liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of fair value of the assets or liabilities.

Our financial instruments consist principally of cash, other receivables, accounts payable and secured convertible debentures. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Buckingham Exploration Inc.
(An Exploration Stage Company)
May 31, 2009
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Stockholders
Buckingham Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the related consolidated statement of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from April 4, 2006 (Date of Inception) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 4, 2006 (Date of Inception) to May 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MANNING ELLIOTT LLP

Manning Elloitt
Chartered  Accountants
Vancouver, Canada

September 11, 2009

September 11, 2009
Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31	May 31,
	2009	2008
	$	$

ASSETS

Current Assets

Cash	3,272	10,969
Receivables (Note 7(b))	2,188	11,029
Prepaid expenses and deposits (Note 3)	1,073	143,003

Total Current Assets	6,533	165,001

Property and Equipment (Note 5)	–	46,605
Net Assets of Discontinued Operations (Note 12)	18,039	–

Total Assets	24,572	211,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 7(d))	154,993	66,047
Accrued liabilities (Notes 7(d) and 9)	36,291	9,466
Loans payable (Note 6)	–	150,000
Secured convertible debentures (Note 9)	411,407	–

Total Current Liabilities	602,691	225,513

Commitments and Contingencies (Notes 1 and 14)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
44,012,250 and 43,762,250 shares issued and outstanding, respectively	4,401	4,376

Additional Paid-in Capital	6,479,730	6,421,538

Deficit Accumulated During the Exploration Stage	(7,062,250)	(6,439,821)

Total Stockholders’ Deficit	(578,119)	(13,907)

Total Liabilities and Stockholders’ Deficit	24,572	211,606

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	For the Year Ended May 31, 2009	For the Year Ended May 31, 2008	Accumulated from April 4, 2006 (Date of Inception) to May 31, 2009
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 7(a))	379,433	984,731	1,592,564
Professional fees	99,180	184,730	377,431

Total Expenses	478,613	1,169,461	1,969,995

Other (Income) Expenses

Interest income	(74)	(1,642)	(2,276)
Miscellaneous income	(1,467)	–	(1,467)
Interest expense	39,539	5,841	46,867
Accretion of convertible debenture discount	22,963	–	22,963

Total Other (Income) Expenses	60,961	4,199	66,087

Net Loss Before Discontinued Operations	(539,574)	(1,173,660)	(2,036,082)

Loss From Discontinued Operations (Note 12)	(82,855)	(3,595,796)	(5,026,169)

Net Loss	(622,429)	(4,769,456)	(7,062,250)

Net Loss Per Share – Basic and Diluted

Net Loss Before Discontinued Operations	(0.01)	(0.03)
Discontinued Operations	–	(0.09)
Net Loss	(0.01)	(0.12)

Weighted Average Shares Outstanding	43,839,000	40,446,000

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended May 31, 2009	For the Year Ended May 31, 2008	Accumulated from April 4, 2006 (Date of Inception) to May 31, 2009
	$	$	$
Operating Activities

Net loss for the year	(622,429)	(4,769,456)	(7,062,250)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	22,963	–	22,963
Common shares issued for services	–	–	32,000
Impairment of mineral property costs	–	3,185,000	4,530,125
Loss on conversion of convertible loan	7,596	–	–
Stock-based compensation	88,210	352,911	576,120
Loss from discontinued operations	16,070	20,628	36,698

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	89,714	56,595	172,822
Other receivables	8,841	11,083	(2,188)
Prepaid expenses	381	4,701	(1,043)
Due to related parties	–	(13,672)	(12,083)

Net Cash Used in Operating Activities	(388,654)	(1,152,210)	(1,706,836)

Investing Activities

Acquisition of mineral properties	–	(1,685,000)	(2,230,125)
Acquisition of property and equipment	–	(84,733)	(84,733)
Proceeds from disposal of property and equipment	–	17,500	29,996

Net Cash Provided by (Used in) Investing Activities	–	(1,752,233)	(2,284,862)

Net Cash Provided by Investing Activities – Discontinued Operations	12,496	–	–

Financing Activities

Advances from related parties	168,461	–	180,545
Proceeds from note payable	–	–	23,362
Repayment of note payable	–	(23,362)	(23,362)
Proceeds from loans payable	225,000	150,000	375,000
Repayment of loans payable	(25,000)	–	(25,000)
Proceeds from the issuance of common stock	–	2,540,000	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	(207,500)	(207,500)

Net Cash Provided by Financing Activities	368,461	2,459,138	3,994,970

(Decrease) Increase In Cash	(7,697)	(445,305)	3,272
Cash - Beginning of Period	10,969	456,274	–

Cash – End of Period	3,272	10,969	3,272

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	350,000	–	350,000
Convertible debt issued to settle related party advances	150,000	–	150,000
Common stock issued for mineral property acquisitions	–	1,500,000	2,200,000
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	15,000	157,000	172,000

Supplemental Disclosures
Interest paid	5,715	5,841	21,897
Income tax paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2009
(Expressed in US dollars)

	Common Stock		Common Stock	Additional Paid-in	Deficit Accumulated During the Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$
Balance – April 4, 2006 (Date of Inception)	–	–	–	–	–	–
May 8, 2006 - issuance of common shares for cash proceeds at $0.0001 per share	20,000,000	2,000	–	–	–	2,000
May 20, 2006 - issuance of common shares for cash proceeds at $0.0001 per share	1,000,000	100	–	–	–	100
May 26, 2006 - issuance of common shares for cash proceeds at $0.0001 per share	1,000,000	100	–	–	–	100
May 31, 2006 - common shares subscribed at $0.10 per share	–	–	10,350	–	–	10,350
Net loss for the period	–	–	–	–	(6,416)	(6,416)
Balance – May 31, 2006	22,000,000	2,200	10,350	–	(6,416)	6,134
July 1, 2006 - issuance of common shares for cash proceeds at $0.10 per share	527,250	53	(10,350)	52,672	–	42,375
August 8, 2006 - issuance of common shares for acquisition of mineral property at $0.10 per share	2,000,000	200	–	199,800	–	200,000
September 28, 2006 - issuance of common shares for transfer agent expenses at $0.10 per share	120,000	12	–	11,988	–	12,000
May 7, 2007 - issuance of common shares for cash proceeds at $0.10 per share	20,000	2	–	1,998	–	2,000
May 7, 2007 - issuance of common shares for cash proceeds at $0.10 per share	200,000	20	–	19,980	–	20,000
May 7, 2007 - issuance of common shares for acquisition of mineral property at $0.10 per share	5,000,000	500	–	499,500	–	500,000
May 11, 2007 - issuance of common shares for mineral property finders fee at $0.10 per share	1,000,000	100	–	99,900	–	100,000
May 16, 2007 - issuance of common shares for cash proceeds at $0.25 per share	4,300,000	430	–	1,074,570	–	1,075,000
May 16, 2007 - issuance of common shares for finders fee at $0.25 per share	215,000	21	–	53,729	–	53,750
Stock-based compensation	–	–	–	134,999	–	134,999
Share issuance expenses	–	–	–	(53,750)	–	(53,750)
Net loss for the year	–	–	–	–	(1,663,949)	(1,663,949)
Balance – May 31, 2007	35,382,250	3,538	–	2,095,386	(1,670,365)	428,559

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2009
(Expressed in US dollars)

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$
Balance – May 31, 2007	35,382,250	3,538	–	2,095,386	(1,670,365)	428,559
August 10, 2007 - issuance of common shares for cash proceeds at $0.50 per share	3,500,000	350	–	1,749,650	–	1,750,000
September 4, 2007 - issuance of common shares for cash proceeds at $0.50 per share	200,000	20	–	99,980	–	100,000
September 12, 2007 - issuance of common shares for cash proceeds at $0.50 per share	400,000	40	–	199,960	–	200,000
September 12, 2007 - issuance of common shares for cash proceeds at $0.50 per share	50,000	5	–	24,995	–	25,000
September 25, 2007 - issuance of common shares for cash proceeds at $0.50 per share	200,000	20	–	99,980	–	100,000
October 5, 2007 - issuance of common shares for cash proceeds at $0.50 per share	300,000	30	–	149,970	–	150,000
October 18, 2007 - issuance of common shares for cash proceeds at $0.50 per share	200,000	20	–	99,980	–	100,000
November 6, 2007 - issuance of common shares for cash proceeds at $0.50 per share	200,000	20	–	99,980	–	100,000
January 8, 2008 - issuance of common shares for mineral property at $0.50 per share	3,000,000	300	–	1,499,700	–	1,500,000
April 18, 2008 - issuance of common shares for consulting fees at $0.89 per share	50,000	5	–	44,495	–	44,500
April 21, 2008 - issuance of common shares for cash proceeds at $0.50 per share	30,000	3	–	14,997	–	15,000
May 7, 2008 - issuance of common shares for investor relations at $0.45 per share	250,000	25	–	112,475	–	112,500
Stock-based compensation	–	–	–	337,490	–	337,490
Share issuance expenses	–	–	–	(207,500)	–	(207,500)
Net loss for the year	–	–	–	–	(4,769,456)	(4,769,456)
Balance – May 31, 2008	43,762,250	4,376	–	6,421,538	(6,439,821)	(13,907)
October 9, 2008 - cancellation of common shares issued for investor relations at $0.45 per share	(250,000)	(25)	–	(68,314)	–	(68,339)
September 24, 2008 - Fair value of warrants issued with convertible debentures	–	–	–	111,556	–	111,556
December 9, 2008 - issuance of common shares for consulting services at $0.03 per share	500,000	50	–	14,950	–	15,000
Net loss for the year	–	–	–	–	(622,429)	(622,429)
Balance – May 31, 2009	44,012,250	4,401	–	6,479,730	(7,062,250)	(578,119)

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Buckingham Exploration Inc. (the “Company”) was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2009, the Company has an accumulated deficit of $7,062,250. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hyde Park Uranium, Inc. and Alpha Beta Uranium, Inc.  All intercompany balances and transactions have been eliminated.  The Company’s fiscal year-end is May 31.

(b)	Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, stock-based compensation expense, secured convertible debentures and deferred income tax asset allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Property and Equipment

Property and equipment comprised of office furniture and motor vehicles are recorded at cost and amortized using the declining balance method at 25% per annum.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(e)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at May 31, 2009, the Company had 23,105,000 anti-dilutive securities outstanding.

(f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2009 and 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, receivables, accounts payable and secured convertible debentures. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Secured convertible notes are valued based on “Level 2” inputs, consisting of quoted prices in less active markets.  The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the year ended May 31, 2009, the Company recorded stock-based compensation of $88,210 (2008 - $352,911) as general and administrative expense.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 is not expected to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

(n)	Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

3.	Prepaid Expenses and Deposits

(a)
During the year ended May 31, 2008, the Company entered into a consulting agreement on April 18, 2008 for a one year period. Pursuant to this agreement, the Company issued 50,000 common shares at $0.89 per common share with a fair value of $44,500. As at May 31, 2009, $nil (2008 – $37,084) is included in prepaid expenses.

(b)
During the year ended May 31, 2008, the Company entered into an investor relations agreement on May 7, 2008 for a one year period. Pursuant to this agreement, the Company issued 250,000 common shares at $0.45 per common share with a fair value of $112,500. As at May 31, 2009, $nil (2008 – $104,465) is included in prepaid expenses. Refer to Note 8(a).

(c)	As at May 31, 2009, the Company has prepaid rent of $1,073 (2008 – $1,454).

4.	Mineral Properties

On August 8, 2006, the Company acquired a 100% interest in two mineral claims located in the Northwest Territories for consideration of $245,125 payable as to $45,125 (CDN$50,000) cash, and 2,000,000 common shares, with a fair value of $200,000. The mineral claims are subject to a 2% net smelter return. The Company has the option to acquire up to an additional 1% of the net smelter royalty for proceeds of $902,500 throughout the life of the agreement. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $245,125 of mineral property acquisition costs for the year ended May 31, 2007. During the year ended May 31, 2009, it was determined that it was in best interests of the Company to abandon the two claims and not pursue delivery of legal title.

On May 9, 2007, the Company entered into a purchase agreement with Pikes Peak Resources, Inc. (“Pikes”), a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims was $1,000,000, payable as to $500,000 cash and the issuance of 5,000,000 common shares of the Company with a fair value of $500,000. Pikes will receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company reimbursed $3,700 to Pikes for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes at prevailing market price up to $150,000 for any taxes payable by Pikes as a result of the transaction. Pikes shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $1,100,000 of mineral property acquisition costs for the year ended May 31, 2007.

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the option agreement, the Company paid an option payment of $100,000 on July 27, 2007 to acquire the surface and mineral estates over 265 acres, with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $100,000 of mineral property acquisition costs for the year ended May 31, 2008. During the year ended May 31, 2009, the Company decided not to pursue any further exploration of the property.

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. Proteus will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. As at November 30, 2007, the Company had made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company with a fair value of $1,500,000. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $3,085,000 of mineral property acquisition costs for the year ended May 31, 2008.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

5.	Property and Equipment

	Cost	Accumulated Amortization	Net Book Value May 31, 2009	Net Book Value May 31, 2008
	$	$	$	$

Office furniture and equipment	–	–	–	23,426
Motor Vehicles	–	–	–	23,179

	–	–	–	46,605

During the year ended May 31, 2009, the Company disposed of its motor vehicles for proceeds of $12,496 resulting in a loss of $7,878. The balance of property and equipment consisting of office furniture and equipment was reclassified as net assets of discontinued operations. Refer to Note 12.

6.	Loans Payable

The Company received operating loans in the amount of $225,000 (2008-$150,000) pursuant to loan agreements. The loans bore interest of 1% per month and were payable on demand. On September 4, 2008, $25,000 was repaid and on September 24, 2008, the balance of $350,000 was converted into secured convertible debentures (Note 9).

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

7.	Related Party Transactions

(a)	During the year ended May 31, 2009, the Company incurred $179,875 (2008 - $140,307) for management services provided by the President of the Company.

(b)	As of May 31, 2009, the Company advanced the President of the Company an amount of $Nil (2008 - $5,772), representing a deposit on travel expenses paid.

(c)
During the year ended May 31, 2009, the Company received an advance in the amount of $142,404 from a related party. The loan was non-interest bearing and due on demand. On September 24, 2008 the advance was converted into secured convertible debentures (Note 9).

(d)
Included in accounts payable and accrued liabilities at May 31, 2009, is $86,058 (2008 - $Nil) owing to the President of the Company, representing advances of $26,058 made to the Company, and unpaid management fees of $60,000.

8.	Common Stock

a)
The Company entered into an investor relations agreement on May 5, 2008 for a one year period and issued 250,000 common shares at $0.45 per share with a fair value of $112,500.  On October 9, 2008 the Company issued a written notice of rescission of the agreement and cancellation of the 250,000 restricted common shares due to the failure of the public relations consultant to provide services in accordance with the agreement.

b)
On December 9, 2008, the Company issued 500,000 common shares of the Company at a fair value of $0.03 per share as compensation for consulting services of $15,000, of which 100,000 common shares were issued under the Company’s Stock Plan as described in Note 10.

9.	Secured Convertible Debentures

On September 24, 2008, the Company entered into three secured convertible debenture purchase agreements with three investors providing for the sale of convertible debentures (the “Debentures”) in the aggregate principal amount of $500,000, and 5,000,000 warrants (the “Warrants”) to purchase 5,000,000 shares of the Company’s common stock, exercisable at a price of $0.10 per share until September 24, 2010.

The outstanding principal and accrued interest is payable by the Company in 24 equal monthly installments commencing September 24, 2009. Interest on the Debentures accrues monthly at a rate of 10% per annum.  The investors may convert, at any time, any amount outstanding under the Debentures into shares of common stock of the Company at a conversion price of $0.05 per share.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

9.	Secured Convertible Debentures (continued)

In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the Debentures and the Warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the Warrants of $111,556 as additional paid-in capital and an equivalent discount against the Debentures. The Company will recognize interest expense over the term of the Debentures of $111,556 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Debentures will be accreted to the face value of $500,000 to maturity. As at May 31, 2009, accrued interest of $33,824 has been included in accrued liabilities, and accumulated accretion expense of $22,963 increased the carrying value of the Debentures to $411,407. Refer to Note 15(a).

The Debentures are secured by a security interests in all current and future assets of the Company and its subsidiaries. Refer to Note 15(b).

10.	Stock Options

In November 2007, the Company adopted a stock compensation plan (the “Stock Plan”) to issue up to 2,000,000 common shares to executives, employees and consultants. A total of 1,850,000 common shares are available for future issuance under the Stock Plan as of May 31, 2009.

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. A total of 1,975,000 common shares are available for future issuance under the Plan as of May 31, 2009. If not specified, the options shall vest as follows:

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

The weighted average fair value of options granted during the year was $nil (2008 - $0.33). The fair value of each option granted was estimated on the grant date using the Black Scholes option pricing model with the following average assumptions:

	2009	2008

Risk-Free Interest Rate	–	4.15%
Expected Life of the Options	–	2 years
Expected Volatility	–	100%
Expected Dividend Yield	–	0.00%

The following is a summary of the stock option activity for the year ended May 31, 2009 and 2008. Unrelated to the Plan were 1,000,000 options granted during the year ended May 31, 2008.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, May 31, 2007	2,000,000	$ 0.10
Granted	1,025,000	0.61

Outstanding, May 31, 2008 and 2009	3,025,000	$ 0.27	1.35	$ –

Exercisable, May 31, 2009	3,025,000	$ 0.27	1.35	$ –

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

10.	Stock Options (continued)

The following is a summary of the status of stock options outstanding and exercisable at May 31, 2009.  As at May 31, 2009, there are no unvested options.

	Weighted
Number	Average	Remaining
Of	Exercise	Contractual
Options	Price	Life (years)

2,000,000	$ 0.10	1.50
1,000,000	$ 0.60	0.75
25,000	$ 1.00	0.50

3,025,000

11.	Warrants

The following is a summary of the warrant activity during the year ended May 31, 2009:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Balance, May 31, 2008	9,380,000	$ 0.70
Granted	5,000,000	0.10
Exercised	–	–
Expired	(4,300,000)	0.35

Balance, May 31, 2009	10,080,000	$ 0.55

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

11.	Warrants (continued)

The following is a summary of the warrants outstanding at May 31, 2009:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date

3,500,000	$ 1.00	August 10, 2009
650,000	$ 1.00	September 15, 2009
500,000	$ 1.00	September 30, 2009
200,000	$ 1.00	October 22, 2009
200,000	$ 1.00	November 2, 2009
30,000	$ 1.00	April 21, 2010
5,000,000	$ 0.10	September 24, 2010

10,080,000

12.	Discontinued Operations

The Company entered into an Execution and Settlement Agreement dated August 27, 2009 with Regal Uranium Inc. for the settlement of its outstanding convertible debentures in consideration for the transfer of all interests in the Company’s wholly-owned subsidiaries and its property and equipment and mineral properties. Refer to Note 15(b).

Net Assets of Discontinued Operations are as follows:

	Cost	Accumulated Amortization	Net Book Value May 31, 2009
	$	$	$

Office furniture and equipment	29,142	11,103	18,039

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

12.	Discontinued Operations (continued)

The results of discontinued operations are summarized as follows:

			Period from
	For the year	For the year	April 4, 2006
	Ended	Ended	(Inception)
	May 31,	May 31,	To May 31,
	2009	2008	2009

Expenses

Amortization	6,990	14,448	21,438
General and administrative	4,117	60,128	64,245
Impairment of mineral property costs	–	3,185,000	4,530,126
Professional fees	–	10,382	10,382
Mineral property costs	63,870	319,658	385,920
Loss on disposal of property and equipment	7,878	6,180	14,058

Net Loss from Discontinued Operations	$(82,855)	$(3,595,796)	$(5,026,169)

13.	Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $1,969,930, of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2029.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

13.	Income Taxes (continued)

The components of the net deferred tax asset at May 31, 2009 and 2008, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	May 31, 2009	May 31, 2008
	$	$

Statutory rate	35%	35%

Computed expected tax (recovery)	(217,850)	(1,669,310)
Non-deductible expenses	30,874	1,232,872
Change in valuation allowance	186,976	436,438

Provision for income taxes	–	–

	May 31, 2009	May 31, 2008
	$	$

Deferred tax asset
- Cumulative net operating losses	689,476	502,500
- Less valuation allowance	(689,476)	(502,500)

	–	–

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

14.	Commitments

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

(b)
On May 5, 2008 the Company entered into an agreement with a public relations consultant for a 12 month period commencing on May 5, 2008. The services to be provided pursuant to the agreement include, but are not limited to, the preparation and dissemination of press releases and other communications materials to increase investor awareness of the Company in Europe and North America. In consideration of the services to be provided, the Company is obligated to pay $15,000 (paid) and 250,000 restricted common shares of the Company (issued) and an additional $85,000 by July 5, 2008, which has not been paid due to dispute over non performance of the contractual obligations of the consultant. In October 2008, the Company issued a written notice of rescission of the agreement and cancellation of the 250,000 restricted common shares due to the failure of the public relations consultant to provide services in accordance of the agreement.

15.	Subsequent Events

(a)
On June 5, 2009, the Company entered into one letter agreement with a debenture holder to issue 1,014,600 restricted common shares of the Company in full consideration of $10,146 in accrued interest (Note 9).

(b)
The Company incurred an Event of Default as defined in its debentures (Note 9) due to a financial difficulties clause. Accordingly, on August 27, 2009, the Company received a Notice of Default under the terms of its debenture with one of its debenture holders, Regal Uranium Inc. (“Regal”). The Company entered into an Execution and Settlement Agreement (the “Settlement Agreement”) dated August 27, 2009 with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal.  Regal has agreed to pay $50,000 to the Company, and to use its best efforts to have the remaining two debentures assigned to Regal. All amounts then owing under the debentures will be considered settled in full by the Settlement Agreement.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Manning Elliott Chartered Accountants, of 1050 West Pender Street, 11th floor, Vancouver, British Columbia, Canada V6E 3S7, serves as our independent registered public accountant and served in this capacity since our inception on April 4, 2006. Our audited financial statements for the fiscal years ended May 31, 2008 and May 31, 2009 have been included in this annual report in reliance upon Manning Elliott Chartered Accountants, as an expert in accounting and auditing. We have had no disagreements with Manning Elliott Chartered Accountants.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our sole officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined in our Management Report on Internal Control Over Financial Report, our sole officer concluded, as of the end of the period covered by this annual report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to our sole executive officer to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2009, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has a sole officer/director, does not have a majority of independent directors and has no audit committee. The Company has no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted by our sole officer, with may result in misappropriation of funds.
3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.
4.	The Company is in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2009 pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control

During the quarter ended May 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Not Applicable.

Item 9B.  Other Information

As described in further detail in “Item 1. Description of Business” herein, in August 2009 we defaulted on three convertible debentures that have been outstanding since on September 24, 2008.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our sole director and officer is as follows:

Name	Age	Position
Christopher Robin Relph	60	Director, President, Chief Executive Officer,
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

Christopher Robin Relph, Director, President, CEO and CFO

Mr. Relph was our founder and has been our President, CEO, CFO and sole director since April 4, 2006. From May 2002 to April 2006, Mr. Relph's principal occupation was acting as the President of Garuda Capital Corp., a company in the businesses of mining and chocolate manufacturing, quoted under the symbol GRUA on the Pink Sheets.  Also for the past six years, Mr. Relph has been the managing director of Buckingham Securities Ltd., an investment company in London, UK. As a former member of various international stock exchanges and the London Life Market, Mr. Relph has considerable experience in public company affairs, fund raising and deal structuring.  Mr. Relph is a director of Garuda Capital Corp., a public company.  Mr. Relph is also Chairman of the Rigpa Foundation, a charitable trust.

Conflicts

None as of the date of this filing.

Nominating Committee

We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the twelve months ended December 31, 2008.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We have not implemented any compensation programs and will not do so until after we have completed a business combination. Compensation awarded to our sole officer is made pursuant to a management agreement entered into with the sole executive officer.

Summary Compensation Table

The following table sets forth, as of May 31, 2009, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compensation Earnings	All Other Compen-sation	Total
		($)	($)	($)	($)		($)	($)	($)
C. Robin Relph (1)	2009	$179,875 (2)	0	0	0	0	0	0	$179,875
	2008	$140,307 (3)	0	0	0	0	0	0	$140,307
	2007	34,500 (4)	0	0	1,740,000 (5)	0	0	0	1,774,500

(1)	Christopher Robin Relph is our sole director, President, Chief Executive Officer and Chief Financial Officer.

(2)
Represents management fees incurred and paid or payable to Mr. Relph as CEO during the year ended May 31, 2009 at a rate of $20,000 per month from March 15, 2008 to November 30, 2008 and at a rate of $10,000 per month from December 1, 2008 thereafter.

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

(4)
Represents management fees paid to Mr. Relph as CEO during the year ended May 31, 2007, at a rate of a) $500 per month from June 1, 2006 to February 28, 2007, and b) $10,000 per month from March 1, 2007 until May 31, 2007 pursuant to a management agreement dated May 7, 2007 (and as further described below).

(5)
Represents the aggregate intrinsic value (the difference between the fair market value and the option exercise price) as of February 29, 2008 of 2,000,000 options to purchase shares of our common stock, exercisable at $0.10 per share until May 7, 2010. This option award forms part of Mr. Relph’s management remuneration.

Option Grants

We did not grant any stock options or stock appreciation rights to Mr. Relph, our sole director and officer, for the year ended May 31, 2009.

Management Agreements

We entered into a management agreement with Christopher Robin Relph on May 7, 2007 with effect from March 1, 2007 regarding Mr. Relph’s service as our President, CEO and CFO. Pursuant to this agreement, Mr. Relph receives remuneration at the rate of $10,000 per month commencing March 1, 2007, payable at the beginning of each month, or accruing as a debt owing by us to Mr. Relph. In addition, Mr. Relph also received options to purchase 2,000,000 shares of our common stock at $0.10 per share until May 7, 2010. The compensation payable to Mr. Relph pursuant to the May 7, 2007 management agreement is reflected in the summary compensation table below. On April 30, 2008 we entered into an amendment to the management agreement with Mr. Relph whereby we agreed to pay Mr. Relph $20,000 per month commencing March 15, 2008; payable at the beginning of each month, or accruing as a debt owing by us to Mr. Relph. By further amendment, Mr. Relph’s pay was reduced to $10,000 per month effective December 1, 2008.

Compensation upon Change of Control

As of May 31, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended May 31, 2009.

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

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Compensation Committee Report

Our sole director and executive officer, Robin Relph, has reviewed the Compensation Discussion and Analysis and the requirements pertaining to this item. Robin Relph has determined that no disclosure is necessary as we have not adopted any compensation programs and we have approved that a statement to that effect be disclosed in this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 14, 2009 by: (i) each of our directors and (ii) each of our named executive officers. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Prospectus.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Share	Christopher Robin Relph (2) 15 Nebuck House Olde Towne at Sandyport West Bay Street, Nassau, Bahamas	16,083,000 (3)	34%
	All Officers and Directors as a Group	16,083,000	34%
Common Share	Mark Orsmond (4) 993 Hampshire Rd North Vancouver British Columbia, Canada V7R 1V2	5,200,000	11%
Common Share	Proteus Mining Limited (5) 2 New Square, Lincoln’s Inn London, Untied Kingdom WC2A 3RZ	3,000,000	6%

1. Based on 47,026,850 issued and outstanding shares of common stock as of September 14, 2009 plus common shares issuable to the individual security holder upon exercise of options and warrants.

2. Christopher Robin Relph is our sole director, President, CEO and CFO.

3. Includes 12,083,000 common shares and options to purchase 2,000,000 shares of common stock at $0.10 per share until May 7, 2010 held by Mr. Relph, as well as 2,000,000 common shares held by Cocotropolis Inc., a company over whose securities Mr. Relph shares dispositive and voting control with Shelley Miller.

4.  Includes 1,000,000 common shares held by Mark Orsmond and 4,200,000 common shares held by Pikes Peak Resources Inc.  To our knowledge, Mr. Orsmond has sole dispositive and voting control with regards to securities held by Pikes Peak Resources Inc.

5.  To our knowledge, George Oswald has sole dispositive and voting control with regards to securities held by Proteus Mining Limited.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended May 31, 2009, we incurred $179,875 for management services provided by Christopher Robin Relph, our sole director, President, CEO and CFO. As at May 31, 2009, accounts payable owing to Christopher Robin Relph totaled $86,058, representing unpaid management fees of $60,000 and $26,058 owing to Mr. Relph for advances he made to us.

During the year ended May 31, 2009, we received a $142,404 advance from Regal Uranium Inc., which was converted into a secured convertible debenture on September 24, 2008. Our sole officer and director, Christopher Robin Relph is a creditor of Regal Uranium Inc.

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

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. Christopher Robin Relph is presently our only director and does not meet any of the definitions for independent directors. Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Manning Elliott LLP, for the audit of our annual financial statements for the years ended May 31, 2008 and 2009 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are in US dollars.

	Year Ended May 31, 2009	Year Ended May 31, 2008
Audit fees	$35,910	$23,800
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$35,910	$23,800

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statement Schedules

None.

Exhibits

Exhibit	Exhibit
Number	Description
10.1	Amendment to Christopher Robin Relph Management Agreement dated December 1, 2008
10.2	Execution and Settlement Agreement with Regal Uranium Inc.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

By:	/s/ Christopher Robin Relph
Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Christopher Robin Relph	Director, President, Chief Executive Officer,	September 15, 2009
Christopher Robin Relph	Chief Financial Officer, Principal Accounting Officer