Form 10-Q
period 2009-08-31
Buckingham Exploration Inc.
filed 2009-10-20
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 000-53462

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

As of October 20, 2009 the registrant’s outstanding common stock consisted of 47,394,250 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
August 31, 2009
(Expressed in US dollars)

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31,	May 31,
	2009	2009
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	539	3,272
Receivables	2,485	2,188
Prepaid expenses and deposits	–	1,073

Total Current Assets	3,024	6,533

Net Assets of Discontinued Operations (Note 9)	–	18,039

Total Assets	3,024	24,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 4)	190,229	154,993
Accrued liabilities (Notes 4 and 6)	3,839	36,291
Secured convertible debentures (Note 6)	–	411,407

Total Current Liabilities	194,068	602,691

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
45,026,850 and 44,012,250 shares issued and outstanding, respectively	4,503	4,401

Additional Paid-in Capital	6,489,774	6,479,730

Common Stock Subscribed	23,674	–

Deficit Accumulated During the Exploration Stage	(6,708,995)	(7,062,250)

Total Stockholders’ Deficit	(194,044)	(578,119)

Total Liabilities and Stockholders’ Deficit	3,024	24,572

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended August 31, 2009 $	For the Three Months Ended August 31, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009 $

Revenue	–	–	–

Expenses

General and administrative (Note 4)	30,437	138,438	1,623,001
Professional fees	12,517	33,995	389,947

Total Expenses	42,954	172,433	2,012,948

Net Loss Before Other Income (Expenses)	(42,954)	(172,433)	(2,012,948)

Other Income (Expenses)

Interest income	–	24	2,276
Miscellaneous income	–	–	1,467
Interest expense	(12,055)	(5,102)	(58,922)
Accretion of convertible debenture discount	(8,433)	–	(31,396)

Total Other Income (Expenses)	(20,488)	(5,078)	(86,575)

Net Income (Loss) From Continuing Operations	(63,442)	(177,511)	(2,099,523)

Discontinued Operations (Note 9)

Gain on disposal of discontinued operations	421,017	–	421,017
Results from discontinued operations	(4,320)	(61,821)	(5,030,489)

Total Loss From Discontinued Operations	416,697	(61,821)	(4,609,472)

Net Income (Loss)	353,255	(239,332)	(6,708,995)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	0.00	(0.01)
Discontinued Operations	0.01	–
Net Income (Loss)	0.01	(0.01)

Weighted Average Shares Outstanding	44,972,000	41,112,512

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended August 31, 2009 $	For the Three Months Ended August 31, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009 $
Operating Activities

Net income (loss) for the period	353,255	(239,332)	(6,708,995)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	8,433	–	31,396
Amortization	–	–	–
Common shares issued for services	–	–	32,000
Gain from settlement agreement	(421,017)	–	(421,017)
Impairment of mineral property costs	–	–	4,530,125
Stock-based compensation	33,820	35,229	609,940
Loss from discontinued operations	1,087	2,946	37,785

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	15,086	9,934	187,908
Other receivables	(297)	2,966	(2,485)
Prepaid expenses	–	(14,186)	(1,043)
Due to related parties	–	–	(12,083)

Net Cash Used in Operating Activities	(9,633)	(202,443)	(1,716,469)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(84,733)
Proceeds from disposal of property and equipment	–	–	29,996

Net Cash Used in Investing Activities	–	–	(2,284,862)

Financing Activities

Advances from related parties	6,900	135,841	187,445
Proceeds from note payable	–	–	23,362
Repayment of note payable	–	–	(23,362)
Proceeds from loans payable	–	85,000	375,000
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	6,900	220,841	4,001,870

(Decrease) Increase In Cash	(2,733)	18,398	539
Cash - Beginning of Period	3,272	10,969	–

Cash – End of Period	539	29,367	539

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	–	–	350,000
Convertible debt issued to settle related party advances	–	–	150,000
Common stock issued for mineral property acquisitions	–	–	2,200,000
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	–	–	172,000
Disposal of property and equipment for debt settlement	16,952	–	16,952

Supplemental Disclosures
Interest paid	–	–	21,897
Income tax paid	–	–	–

The accompanying notes are an integral part of these financial statements

1.	Nature of Operations and Continuance of Business

Buckingham Exploration Inc. (the “Company”) was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral properties. The Company does not presently have any mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has an accumulated deficit of $6,721,009. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

The Company currently trades on the OTCBB under the symbol ‘BUKX.OB’.

2.	Summary of Significant Accounting Policies

a)
Basis of Presentation and Consolidation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  Until August 27, 2009, the financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hyde Park Uranium, Inc. and Alpha Beta Uranium, Inc. The Company entered into an agreement dated August 27, 2009 for the settlement of the outstanding convertible debenture described in Note 9. Under the terms of the agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal to settle the convertible debenture. The Company’s fiscal year-end is May 31.

(b)
Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2009, included in the Company’s Annual Report on Form 10-K filed on September 15, 2009 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2009 and 2008, and the results of its operations and cash flows for the three months ended August 31, 2009 and 2008. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

2.	Summary of Significant Accounting Policies (continued)

(c)
Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, stock-based compensation expense, secured convertible debentures and deferred income tax asset allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)	Cash and Cash Equivalents The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(e)	Property and Equipment Property and equipment comprised of office furniture and motor vehicles are recorded at cost and amortized using the declining balance method at 25% per annum.

(f)
Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 6,580,000 outstanding warrants and 3,025,000 options issuable have been excluded from the three month ended August 31, 2009 calculation as they would be anti-dilutive.

Components of basic and diluted earnings per share for the three month period ended August 31, 2009 and 2008 were as follows:

	For the three month period ended
	August 31, 2009 $	August 31, 2008 $

Net income (loss) (A)	353,255	(239,332)

Weighted average outstanding shares of common stock – Basic (B)	44,972,000	41,112,512
Dilutive securities - Diluted (C)	9,605,000	12,405,000
	54,577,000	63,517,512
Earnings per share:
Basic (A/B)	0.01	(0.01)
Diluted (A/C)	0.01	(0.00)

2.	Summary of Significant Accounting Policies (continued)

(g)
Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2009 and 2008 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(h)
Mineral Property Costs'

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

2.	Summary of Significant Accounting Policies (continued)

(k)
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

The Company’s financial instruments consist principally of cash, receivables, and accounts payable. Pursuant to SFAS No. 157, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

(m)
Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R, “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the three month period ended August 31, 2009, the Company recorded stock-based compensation of $nil (2008 - $35,229) as general and administrative expense.

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

2.	Summary of Significant Accounting Policies (continued)

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

(o)
Recent Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement did not have a material effect on the Company's future financial statements.

(p)	Reclassification Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Mineral Properties

On May 9, 2007, the Company entered into a purchase agreement with Pikes Peak Resources, Inc. (“Pikes”), a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims was $1,000,000, payable as to $500,000 cash and the issuance of 5,000,000 common shares of the Company with a fair value of $500,000. Pikes will receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company reimbursed $3,700 to Pikes for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes at prevailing market price up to $150,000 for any taxes payable by Pikes as a result of the transaction. Pikes shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $1,100,000 of mineral property acquisition costs for the year ended May 31, 2007. During the three month period ended August 31, 2009, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the option agreement, the Company paid an option payment of $100,000 on July 27, 2007 to acquire the surface and mineral estates over 265 acres, with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $100,000 of mineral property acquisition costs for the year ended May 31, 2008. During the year ended May 31, 2009, the Company decided not to pursue any further exploration of the property. During the three month period ended August 31, 2009, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. Proteus will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. As at November 30, 2007, the Company had made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company with a fair value of $1,500,000. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $3,085,000 of mineral property acquisition costs for the year ended May 31, 2008. During the three month period ended August 31, 2009, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

4.	Related Party Transactions

(a)	During the three month period ended August 31, 2009, the Company incurred $30,000 (August 31, 2008 - $70,000) for management services provided by the President of the Company.

(b)
Included in accounts payable and accrued liabilities at August 31, 2009, is $122,267 (May 31, 2009 - $86,058) owing to the President of the Company, representing advances of $32,267 made to the Company, and unpaid management fees of $90,000.

5.	Common Stock

(a)	On June 5, 2009, the Company issued 1,014,600 restricted common shares at $0.01 per share to a debenture holder in full consideration of $13,528 in accrued interest (Note 6).

(b)
On June 5, 2009, the Company entered into an agreement with a debenture holder to issue 1,014,600 restricted common shares at $0.01 per share in full consideration of $10,146 in interest accrued up to May 31, 2009 (Notes 6 and 11).

(c)
On June 5, 2009, the Company entered into an agreement with a debenture holder to issue 13,528,000 restricted common shares at $0.01 per share in full consideration of $13,528 in interest accrued up to May 31, 2009 (Notes 6 and 11).

6.	Secured Convertible Debentures

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

On June 5, 2009, the Company entered into agreements with the debenture holders to issue 33,820,000 restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. On June 5, 2009, the Company issued 10,146,000 restricted common shares to one of the debenture holders (Note 5 (a)) and subsequently, on September 21, 2009, issued 23,674,000 restricted common shares to two debenture holders (Note 11).

During the three months ended August 31, 2009, the Company incurred an Event of Default as defined in its debentures due to a financial difficulties clause. Accordingly, on August 27, 2009, the Company received a Notice of Default under the terms of its debenture with one of its debenture holders, Regal Uranium Inc. (“Regal”). The Company entered into an Execution and Settlement Agreement (the “Settlement Agreement”) dated August 27, 2009 with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal.  Regal has agreed to pay $50,000 to the Company, and had the remaining $350,000 of debentures assigned to Regal. As at August 27, 2009, accrued interest of $12,059 was included in accrued liabilities, and accumulated accretion expense of $8,433 increased the carrying value of the Debentures to $419,839. Refer to Note 9.

7.	Stock Options

In November 2007, the Company adopted a stock compensation plan (the “Stock Plan”) to issue up to 2,000,000 common shares to executives, employees and consultants. A total of 1,850,000 common shares are available for future issuance under the Stock Plan as of August 31, 2009.

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. A total of 1,975,000 common shares are available for future issuance under the Plan as of August 31, 2009. If not specified, the options shall vest as follows:

•	Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year

•	Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter

•	Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

The following is a summary of the stock option activity for the three month period ended August 31, 2009.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, May 31, 2009	3,025,000	$0.27
Granted	–	–

Outstanding, August 31, 2009	3,025,000	$0.27	0.99	$–

Exercisable, August 31, 2009	3,025,000	$0.27	0.99	$–

The following is a summary of the status of stock options outstanding and exercisable at August 31, 2009.  As at August 31, 2009, there are no unvested options.

	Weighted
Number	Average	Remaining
Of	Exercise	Contractual
Options	Price	Life (years)

2,000,000	$ 0.10	1.25
1,000,000	$ 0.60	0.50
25,000	$ 1.00	0.25

3,025,000

8.	Warrants

The following is a summary of the warrant activity during the three month period ended August 31, 2009:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Balance, May 31, 2009	10,080,000	$0.55
Granted	–	–
Exercised	–	–
Expired	(3,500,000)	$1.00

Balance, August 31, 2009	6,580,000	$0.32

The following is a summary of the warrants outstanding at August 31, 2009:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date

650,000	$1.00	September 15, 2009
500,000	$1.00	September 30, 2009
200,000	$1.00	October 22, 2009
200,000	$1.00	November 2, 2009
30,000	$1.00	April 21, 2010
5,000,000	$0.10	September 24, 2010

6,580,000

9.	Discontinued Operations

The Company entered into an Execution and Settlement Agreement dated August 27, 2009 with Regal Uranium Inc. for the settlement of its outstanding convertible debentures and accrued interest in consideration for the transfer of all interests in the Company’s wholly-owned subsidiaries and its property and equipment and mineral properties. Refer to Note 6.

Gain on disposal of discontinued operations is summarized as follows:

August 31, 2009
$

Prepaid expenses	(1,073)
Office furniture and equipment, net of accumulated depreciation of $12,190	(16,952)
Assumption of liabilities of subsidiaries	7,144
Accrued interest	12,059
Convertible debt, net of discount of $80,161	419,839

Gain on disposal of discontinued operations	421,017

9.	Discontinued Operations (continued)

The results of discontinued operations are summarized as follows:

			Period from
	For three months	For three months	April 4, 2006
	Ended	Ended	(Inception)
	August 31, 2009	August 31, 2008	To August 31, 2009

Expenses

Amortization	1,087	2,946	22,525
General and administrative	3,233	–	67,478
Impairment of mineral property costs	–	–	4,530,126
Professional fees	–	–	10,382
Mineral property costs	–	58,875	385,920
Loss on disposal of property and equipment	–	–	14,058

Net Loss from Discontinued Operations	$(4,320)	$(61,821)	$(5,030,489)

10.	Commitments

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

11.	Subsequent Events

Effective this quarter, the Company implemented SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after August 31, 2009 up through October 19, 2009, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events other than as disclosed below:

(a)
On September 21, 2009, the Company issued 1,352,800 restricted common shares at $0.01 per share to a debenture holder in consideration of $13,528 accrued interest pursuant to an agreement entered on June 5, 2009.

(b)
On September 21, 2009, the Company issued 1,014,600 restricted common shares at $0.01 per share to a debenture holder in consideration of $10,146 accrued interest pursuant to an agreement entered on June 5, 2009.

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

Business Overview

Buckingham Exploration Inc. (“Buckingham”, “we” or “our”) was incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We have two wholly owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium, Inc., Colorado corporations through which we have acquired mineral claims in the state of Colorado. Our common stock became eligible for trading on the OTC Bulletin Board on May 8, 2007 under the ticker symbol “BUKX.OB”.

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

Results of Operations

Our results of operations are presented below:

	For theThree Months Ended August 31, 2009 $	For the Three Months Ended August 31, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009 $

Revenue	–	–	–

Expenses

General and administrative (Note 4)	30,437	138,438	1,623,001
Professional fees	12,517	33,995	389,947

Total Expenses	42,954	172,433	2,012,948

Net Loss Before Other Income (Expenses)	(42,954)	(172,433)	(2,012,948)

Other Income (Expenses)

Interest income	–	24	2,276
Miscellaneous income	–	–	1,467
Interest expense	(12,055)	(5,102)	(58,922)
Accretion of convertible debenture discount	(8,433)	–	(31,396)

Total Other Income (Expenses)	(20,488)	(5,078)	(86,575)

Net Income (Loss) From Continuing Operations	(63,442)	(177,511)	(2,099,523)

Discontinued Operations (Note 9)

Gain on disposal of discontinued operations	421,017	–	421,017
Results from discontinued operations	(4,320)	(61,821)	(5,030,489)

Total Loss From Discontinued Operations	416,697	(61,821)	(4,609,472)

Net Income (Loss)	353,255	(239,332)	(6,708,995)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	0.00	(0.01)
Discontinued Operations	0.01	–
Net Income (Loss)	0.01	(0.01)

Weighted Average Shares Outstanding	44,972,000	41,112,512

Since our inception on April 4, 2006 to August 31, 2009, we have not generated any revenue and we have incurred an accumulated deficit of $6,708,995. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

During the three months ended August 31, 2009, we attained a net income of $353,255 compared to our net loss of $239,332 for the three months ended August 31, 2008. Our net income (loss) per share was $0.01 for the three months ended August 31, 2009 and ($0.01) for the three months ended August 31, 2008

Our total expenses for the three months ended August 31, 2009 were $42,954 and consisted of $30,437 in general and administrative expenses, and $12,517 in professional fees.  By comparison, our total expenses for the three months ended August 31, 2008 were $172,433, and consisted of $138,438 in general and administrative expenses, and $33,995 in professional fees. The decrease in total expenses was mainly due to reduced overhead expenses as a result of curtailing our exploration activities in response to a lack of financial resources.

Pursuant to the Execution and Settlement Agreement dated August 27, 2009 with Regal Uranium Inc., the Company settled its outstanding convertible debentures and accrued interest in consideration for all of its interest in the Company’s wholly-owned subsidiaries along with mineral properties and equipment held by the subsidiaries. As a result of the transfer, the Company incurred a gain of $421,017 on disposal of discontinued operations, which consisted of $7,144 in assumption of liabilities of subsidiaries, $12,059 in accrued interest, $419,839 in convertible debt, $1,073 in prepaid expenses and $16,952 in office furniture and equipment, net of accumulated depreciation of $12,190.

Net loss from discontinued operations came to $4,320 for the three months ended August 31, 2009 and consisted of $1,087 in amortization and $3,233 in general and administrative expenses.

From April 4, 2006 (Date of Inception) to August 31, 2009 we accumulated total operating loss from discontinued operations of $5,030,489 including $22,525 in amortization cost, $67,479 in general and administrative expenses, $4,530,126 in impairment of mineral property costs, $10,382 in professional fees, $385,920 in mineral property costs, and $14,058 in loss on disposal of property and equipment.

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

Liquidity and Capital Resources

As of August 31, 2009 we have a cash of $539, receivables of $2,485 and no prepaid expenses for total current assets of $3,024. Our working capital deficit is $191,044. Our deficit accumulated during the exploration stage was $6,708,995 and was funded through equity financing and shareholder loans. During the three months ended August 31, 2009, we received an advance of $6,900 from a related party. Since our inception on April 4, 2006 to August 31, 2009 we have raised net proceeds of $3,661,575 from the sale of our common stock.

During the three months ended August 31, 2009, we used net cash of $9,633 in operating activities and received net cash of $6,900 from financing activities.  This compares to $202,443 of net cash used in operating activities and $220,841 net cash received from financing activities for the same period in 2008. We did not use any cash in, or receive any cash from, investing activities during the three months period ended August 31, 2009 as our financial resources were limited.

From April 4, 2006 (Date of Inception) to August 31, 2009 we used net cash of $1,716,469 in operating activities, $2,284,863 in investing activities, and received net cash of $4,001,870 from financing activities.

As of August 31, 2009, our cash of $539 is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from September 1, 2009) to be approximately $200,000, as summarized in the table below.

Description of Expense	Amount
General and Administrative Expenses	$200,000
Total	$200,000

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

As at August 31, 2009, we had nominal cash of $539 in the bank.  Based on our planned expenditures, we require a minimum of $965,000 to proceed with our plan of operations over the next twelve months (beginning September 1, 2009).  If we achieve less than the full amount of financing that we require we will scale back our planned exploration activities and our day to day operations in order to reduce our exploration expenses and general and administrative expenses to a level appropriate to the financial resources available to us.

On September 24, 2008, we entered into convertible debenture purchase agreements and granted 5,000,000 warrants to purchase one share each of Buckingham’s common stock at an exercise price of $0.10 per share for a period of 2 years. The total amount invested in Buckingham was $500,000. The principal and accrued interest of the convertible debentures could be converted into common stock at the holder’s option at a price of $0.05 per share any time on or after October 25, 2008 until the full amount owed under each convertible debenture is repaid. Buckingham had reserved a minimum of 5,000,000 common shares pursuant to the holders’ options to have the convertible debentures repaid in shares.

Buckingham had the option, for a period of one year after September 24, 2008, of repaying any amounts borrowed and re-borrowing any amounts repaid under the convertible debentures without penalty or premium. The outstanding principal of the convertible debentures and interest accrued thereon at a rate of 10% per annum is repayable in equal monthly installments over a 24 month period starting one year after September 24, 2008. The convertible debentures carried a security interest in all current and future assets of Buckingham and its subsidiaries.

The debenture was secured by a security interest in all our current and future assets and assets of our subsidiaries.

On June 5, 2009, we entered into agreements with debenture holders to issue 33,820,000 restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. We issued 10,146,000 restricted common shares to one of the debenture holders. We further issued 23,674,000 restricted common shares to two debenture holders on September 21, 2009.

During the three months ended August 31, 2009, we defaulted on the convertible debentures and received a notice of default under the terms of the debenture with Regal Uranium Inc. We subsequently entered in an Execution and Settlement Agreement (the “Settlement Agreement”) dated August 27, 2009 with Regal Uranium Inc. for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. In accordance with the Settlement Agreement, we agreed to transfer all of our issued and outstanding shares in our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium, Inc. and all of our property and equipment and our mineral properties to Regal Uranium Inc. On September 25, 2009, we transferred all shares in our subsidiaries to Regal Uranium Inc.

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

ITEM 4. CONTROL AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, and on the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended May 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended May 31, 2009.  As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On June 25, 2009, we issued 1,014,600 restricted common shares at $0.01 per share to a debenture holder in consideration of interest payable to the debenture holder totaling $10,146, or $0.01 per share. The debenture holder is a non US investor. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

On June 5, 2009, we entered into an agreement with a debenture holder to issue 13,528,000 restricted common shares at $0.01 per share in full consideration of $13,528 in interest accrued up to May 31, 2009.

On June 5, 2009, we entered into an agreement with a debenture holder to issue 1,014,600 restricted common shares at $0.01 per share in full consideration of $10,146 in interest accrued up to May 31, 2009.

On September 21, 2009, we issued 1,352,800 restricted common shares at $0.01 per share to a debenture holder in consideration of interest payable to the debenture holder totaling $13,528, or $0.01 per share. The debenture holder is a non US investor. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

On September 21, 2009, we issued 1,014,600 restricted common shares at $0.01 per share to a debenture holder in consideration of interest payable to the debenture holder totaling $10,146, or $0.01 per share. The debenture holder is a non US investor. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

10.2	Execution and Settlement Agreement with Regal Uranium Inc. (1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit with our Form 10-K filed September 15, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph
Date: October 20, 2009	Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer