Form 10-Q
period 2009-11-30
Buckingham Exploration Inc.
filed 2010-01-19
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of January 18, 2010 the registrant’s outstanding common stock consisted of 47,394,250 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
November 30, 2009
(Expressed in US dollars)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	November 30,	May 31,
	2009 $	2009 $
	(unaudited)
ASSETS

Current Assets

Cash	2,618	3,272
Receivables	4,090	2,188
Prepaid expenses and deposits	–	1,073

Total Current Assets	6,708	6,533

Net Assets of Discontinued Operations (Note 9)	–	18,039

Total Assets	6,708	24,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 4)	252,039	154,993
Accrued liabilities (Notes 4 and 6)	2,254	36,291
Secured convertible debentures (Note 6)	–	411,407

Total Current Liabilities	254,293	602,691

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
47,394,250 and 44,012,250 shares issued and outstanding, respectively	4,739	4,401

Additional Paid-in Capital	6,513,212	6,479,730

Deficit Accumulated During the Exploration Stage	(6,765,536)	(7,062,250)

Total Stockholders’ Deficit	(247,585)	(578,119)

Total Liabilities and Stockholders’ Deficit	6,708	24,572

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended November 30, 2009 $	For the Three Months Ended November 30, 2008 $	For the Six Months Ended November 30, 2009 $	For the Six Months Ended November 30, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2009 $
Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	33,933	105,416	64,370	243,855	1,656,934
Professional fees	55,120	18,583	67,637	52,577	445,067

Total Expenses	89,053	123,999	132,007	296,432	2,102,001

Net Loss Before Other Income (Expenses)	(89,053)	(123,999)	(132,007)	(296,432)	(2,102,001)

Other Income (Expenses)

Interest income	–	49	–	74	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	(458)	(9,364)	(12,513)	(14,467)	(59,380)
Accretion of convertible debenture discount	–	(6,062)	(8,433)	(6,062)	(31,396)

Total Other Income (Expenses)	(458)	(15,377)	(20,946)	(20,455)	(87,033)

Net Income (Loss) From Continuing Operations	(89,511)	(139,376)	(152,953)	(316,887)	(2,189,034)

Discontinued Operations (Note 9)

Gain on disposal of discontinued operations	32,970	–	453,987	–	453,987
Results from discontinued operations	–	(53,126)	(4,320)	(114,947)	(5,030,489)

Total Gain (Loss) From Discontinued Operations	32,970	(192,502)	449,667	(431,834)	(4,576,502)

Net Income (Loss)	(56,541)	(192,502)	296,714	(431,834)	(6,765,536)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	-	–	-	(0.01)
Discontinued Operations	-	-	0.01	–
Net Income (Loss)	-	-	0.01	(0.01)

Weighted Average Shares Outstanding	46,848,000	43,512,250	45,905,000	43,762,250

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended November 31, 2009 $	For the Six Months Ended November 31, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2009 $
Operating Activities

Net income (loss) for the period	296,714	(431,834)	(6,765,536)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	8,433	6,062	31,396
Amortization	–	5,707	–
Common shares issued (cancelled) for services	–	(68,339)	32,000
Non-cash gain from settlement agreement	(421,017)	–	(421,017)
Impairment of mineral property costs	–	–	4,530,125
Stock-based compensation	–	91,484	576,120
Loss from discontinued operations	1,087	–	37,785
Foreign exchange loss	–	7,597	–

Changes in operating assets and liabilities
Bank indebtedness	–	190	–
Accounts payable and accrued liabilities	109,130	(3,165)	281,952
Other receivables	(1,901)	4,291	(4,089)
Prepaid expenses	–	34,634	(1,043)
Due to related parties	–	–	(12,083)

Net Cash Used in Operating Activities	(7,554)	(353,373)	(1,714,390)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(84,733)
Proceeds from disposal of property and equipment	–	–	29,996

Net Cash Used in Investing Activities	–	–	(2,284,862)

Financing Activities

Advances from related parties	6,900	142,404	187,445
Proceeds from note payable	–	–	23,362
Repayment of note payable	–	–	(23,362)
Proceeds from loans payable	–	225,000	375,000
Repayment of loans payable	–	(25,000)	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	6,900	342,404	4,001,870

(Decrease) Increase In Cash	(654)	(10,969)	2,618

Cash - Beginning of Period	3,272	10,969	–

Cash – End of Period	2,618	–	2,618

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	–	350,000	350,000
Convertible debt issued to settle related party advances	–	150,000	150,000
Common stock issued for mineral property acquisitions	–	–	2,200,000
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	–	–	172,000
Disposal of property and equipment for debt settlement	16,952	–	16,952

Supplemental Disclosures
Interest paid	–	14,467	21,897
Income tax paid	–	–	–

The accompanying notes are an integral part of these financial statements

1. Nature of Operations and Continuance of Business

Buckingham Exploration Inc. (the “Company”) was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.  The Company’s principal business is the acquisition and exploration of mineral properties. The Company does not presently have any mineral properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $247,585 and an accumulated deficit of $6,765,536. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

The Company currently trades on the OTCBB under the symbol ‘BUKX.OB’.

2. Summary of Significant Accounting Policies

a)  Basis of Presentation and Consolidation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  Until August 27, 2009, the financial statements included the accounts of the Company and its wholly-owned subsidiaries, Hyde Park Uranium, Inc. and Alpha Beta Uranium, Inc. The Company entered into an agreement dated August 27, 2009 for the settlement of the outstanding convertible debenture described in Note 9. Under the terms of the agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal to settle the convertible debenture. The Company’s fiscal year-end is May 31.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2009 and 2008, and the results of its operations and cash flows for the six months ended November 30, 2009 and 2008. The results of operations for the six months ended November 30, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

(f)  Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. A total of 5,030,000 (2008 – 14,380,000) outstanding warrants and 3,025,000 (2008 – 3,025,000) options outstanding issuable have been excluded from the three and six months ended November 30, 2009 and 2008 calculation as they would be anti-dilutive.

Components of basic and diluted earnings per share for the three and six month period ended November 30, 2009 and 2008 were as follows:

	For the three month period ended		For the six month period ended
	November 30, 2009 $	November 30, 2008 $	November 30, 2009 $	November 30, 2008 $

Net income (loss) (A)	(56,541)	(192,502)	296,714	(431,834)

Weighted average outstanding shares of common stock – Basic (B)	46,848,000	43,512,250	45,905,000	43,762,250
Dilutive securities - Diluted (C)	–	–	8,055,000	–
	46,848,000	43,512,250	53,960,000	43,762,250
Earnings per share:
Basic (A/B)	(0.00)	(0.00)	0.01	(0.01)
Diluted (A/C)	(0.00)	(0.00)	0.01	(0.01)

2. Summary of Significant Accounting Policies (continued)

(g)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(h)  Mineral Property Costs

The Company has been in the exploration stage since its inception on April 4, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(i)  Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental  Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. To date, the Company has not incurred any asset retirement obligations.

(j)  Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

2.  Summary of Significant Accounting Policies (continued)

(k)  Financial Instruments

ASC 825, Financial Instruments requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

Pursuant to ASC 825, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(l)  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

(m)  Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the six month period ended November 30, 2009, the Company recorded stock-based compensation of $nil (2008 - $91,484) as general and administrative expense.

(n)  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

2. Summary of Significant Accounting Policies (continued)

(o)  Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 11.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

(p)  Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3. Mineral Properties

On May 9, 2007, the Company entered into a purchase agreement with Pikes Peak Resources, Inc. (“Pikes”), a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims was $1,000,000, payable as to $500,000 cash and the issuance of 5,000,000 common shares of the Company with a fair value of $500,000. Pikes will receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company reimbursed $3,700 to Pikes for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes at prevailing market price up to $150,000 for any taxes payable by Pikes as a result of the transaction. Pikes shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $1,100,000 of mineral property acquisition costs for the year ended May 31, 2007. During the six month period ended November 30, 2009, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the option agreement, the Company paid an option payment of $100,000 on July 27, 2007 to acquire the surface and mineral estates over 265 acres, with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $100,000 of mineral property acquisition costs for the year ended May 31, 2008. During the year ended May 31, 2009, the Company decided not to pursue any further exploration of the property. During the six month period ended November 30, 2009, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

3. Mineral Properties (continued)

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. Proteus will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. As at November 30, 2007, the Company had made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company with a fair value of $1,500,000. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $3,085,000 of mineral property acquisition costs for the year ended May 31, 2008. During the six month period ended November 30, 2009, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

4. Related Party Transactions

(a)  During the six month period ended November 30, 2009, the Company incurred $60,000 (November 30, 2008 - $131,240) for management services provided by the President of the Company.

(b)  Included in accounts payable and accrued liabilities at November 30, 2009, is $38,308 (May 31, 2009 - $86,058) owing to the President of the Company, representing advances of made to the Company, and unpaid management fees.

5. Common Stock

(a) On June 5, 2009, the Company issued 1,014,600 restricted common shares at $0.01 per share to a debenture holder in full consideration of $13,528 in accrued interest (Note 6).

(b) On June 5, 2009, the Company entered into an agreement with a debenture holder to issue 1,014,600 restricted common shares at $0.01 per share in full consideration of $10,146 in interest accrued up to May 31, 2009. The Company issued the 1,014,600 restricted shares on September 21, 2009 (Note 6).

(c) On June 5, 2009, the Company entered into an agreement with a debenture holder to issue 1,352,800 restricted common shares at $0.01 per share in full consideration of $13,528 in interest accrued up to May 31, 2009.  The Company issued the 1,352,800 restricted shares on September 21, 2009 (Note 6).

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

In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company has allocated the proceeds of issuance between the Debentures and the Warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the Warrants of $111,556 as additional paid-in capital and an equivalent discount against the Debentures. The Company will recognize interest expense over the term of the Debentures of $111,556 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Debentures will be accreted to the face value of $500,000 to maturity.

The Debentures are secured by a security interests in all current and future assets of the Company and its subsidiaries.

On June 5, 2009, the Company entered into agreements with the debenture holders to issue 3,382,000 restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. On June 5, 2009, the Company issued 1,014,600 restricted common shares to one of the debenture holders (Note 5(a)) and on September 21, 2009, issued 2,367,400 restricted common shares to two debenture holders (Notes 5(b) and (c)).

6. Secured Convertible Debentures (continued)

During the six months ended November 30, 2009, the Company incurred an Event of Default as defined in its debentures due to a financial difficulties clause. Accordingly, on August 27, 2009, the Company received a Notice of Default under the terms of its debenture with one of its debenture holders, Regal Uranium Inc. (“Regal”). The Company entered into an Execution and Settlement Agreement (the “Settlement Agreement”) dated August 27, 2009 with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal.  Regal has agreed to pay $50,000 ($32,970 received) to the Company, and had the remaining $350,000 of debentures assigned to Regal. As at August 27, 2009, accrued interest of $12,059 was included in accrued liabilities, and accumulated accretion expense of $8,433 increased the carrying value of the Debentures to $419,839. Refer to Note 9.

7. Stock Options

In November 2007, the Company adopted a stock compensation plan (the “Stock Plan”) to issue up to 2,000,000 common shares to executives, employees and consultants. A total of 1,850,000 common shares are available for future issuance under the Stock Plan as of November 30, 2009.

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
Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year
  Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter
  Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter
   The following is a summary of the stock option activity for the six month period ended November 30, 2009.
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, May 31, 2009	3,025,000	$0.27
Granted	–	–

Outstanding, November 30, 2009	3,025,000	$0.27	0.75	$–

Exercisable, November 30, 2009	3,025,000	$0.27	0.75	$–

The following is a summary of the status of stock options outstanding and exercisable at November 30, 2009.  As at November 30, 2009, there are no unvested options.

Number Of Options	Weighted Average Exercise Price	Remaining Contractual Life (years)

2,000,000	$ 0.10	1.00
1,000,000	$ 0.60	0.25
25,000	$ 1.00	0.31

3,025,000

8. Warrants

The following is a summary of the warrant activity during the six month period ended November 30, 2009:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price
Balance, May 31, 2009	10,080,000	$ 0.55
Granted	–	–
Exercised	–	–
Expired	(5,050,000	$ 1.00

Balance, November 30, 2009	5,030,000	$ 0.11

The following is a summary of the warrants outstanding at November 30, 2009:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date
30,000	$1.00	April 21, 2010
5,000,000	$0.10	September 24, 2010

5,030,000

9. Discontinued Operations

The Company entered into an Execution and Settlement Agreement dated August 27, 2009 with Regal Uranium Inc. for the settlement of its outstanding convertible debentures and accrued interest in consideration for the transfer of all interests in the Company’s wholly-owned subsidiaries and its property and equipment and mineral properties. Refer to Note 6.

Gain on disposal of discontinued operations is summarized as follows:
November 30, 2009 $
Proceeds received from disposition	32,970
Prepaid expenses	(1,073
Office furniture and equipment, net of accumulated depreciation of $12,190	(16,952
Assumption of liabilities of subsidiaries	7,144
Accrued interest	12,059
Convertible debt, net of discount of $80,161	419,839

Gain on disposal of discontinued operations	453,987

9. Discontinued Operations (continued)

The results of discontinued operations are summarized as follows:
	For the Three months	For the Three months	For the Six months	For the Six months	Period from April 4, 2006
	Ended	Ended	Ended	Ended	(Inception)
	November 30,	November 30,	November 30,	November 30,	To August 31,
	2009 $	2008 $	2009 $	2008 $	2009 $
Expenses

Amortization	–	2,762	1,087	5,707	22,525
General and administrative	–	34,278	3,233	34,279	67,478
Impairment of mineral property costs	–	–	–	–	4,530,126
Mineral property costs	–	4,995	–	63,870	385,920
Professional fees	–	11,091	–	11,091	10,382
Loss on disposal of property and equipment	–	–	–	–	14,058

Net Loss from Discontinued Operations	–	(53,126)	(4,320)	(114,947)	(5,030,489)

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

11.  Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through January 15, 2010, the date of issuance of the unaudited interim consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Business Overview

Buckingham Exploration Inc. (“Buckingham”, “we” or “our”) was incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We sold our two wholly owned subsidiaries, Hyde Park Uranium Inc. Alpha Beta Uranium Inc., Colorado corporations through which we acquired mineral claims in the state of Colorado. Currently we are looking for other mineral properties to acquire. Our common stock became eligible for trading on the OTC Bulletin Board on May 8, 2007 under the ticker symbol “BUKX.OB”.

Uncertainties

We are currently reviewing numerous properties in a search for suitable acquisition targets to initiate an exploration program. However, there is no assurance that we will be successful in locating prospective mining claim and that any of these claims contain a commercially viable ore body. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake acquisition and exploration of new mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on any of our future mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Results of Operations

Our results of operations are presented below:

	For the Three Months Ended November 30, 2009 $	For the Three Months Ended November 30, 2008 $	For the Six Months Ended November 30, 2009 $	For the Six Months Ended November 30, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2009 $
Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	33,933	105,416	64,370	243,855	1,656,934
Professional fees	55,120	18,583	67,637	52,577	445,067

Total Expenses	89,053	123,999	132,007	296,432	2,102,001

Net Loss Before Other Income (Expenses)	(89,053)	(123,999)	(132,007)	(296,432)	(2,102,001)

Other Income (Expenses)

Interest income	–	49	–	74	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	(458)	(9,364)	(12,513)	(14,467)	(59,380)
Accretion of convertible debenture discount	–	(6,062)	(8,433)	(6,062)	(31,396)

Total Other Income (Expenses)	(458)	(15,377)	(20,946)	(20,455)	(87,033)

Net Income (Loss) From Continuing Operations	(89,511)	(139,376)	(152,953)	(316,887)	(2,189,034)

Discontinued Operations (Note 9)

Gain on disposal of discontinued operations	32,970	–	453,987	–	453,987
Results from discontinued operations	–	(53,126)	(4,320)	(114,947)	(5,030,489)

Total Gain (Loss) From Discontinued Operations	32,970	(192,502)	449,667	(431,834)	(4,576,502)

Net Income (Loss)	(56,541)	(192,502)	296,714	(431,834)	(6,765,536)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	-	–	-	(0.01)
Discontinued Operations	-	-	0.01	–
Net Income (Loss)	-	-	0.01	(0.01)

Weighted Average Shares Outstanding	46,848,000	43,512,250	45,905,000	43,762,250

Since our inception on April 4, 2006 to November 30, 2009, we have not generated any revenue and we have incurred an accumulated deficit of $6,765,536. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our future mineral claims. We anticipate that we will incur substantial losses over the next two years.

During the three months ended November 30, 2009, we incurred a net loss of $56,541 compared to our net loss of $192,502 for the three months ended November 30, 2008. We did not record any income (loss) per share for the three months ended November 30, 2009 nor for the three months ended November 30, 2008. We generated a net income of $296,714 or $0.01 per share for the six month period ended November 30, 2009, as compared to a net loss of $431,834 or a net loss of $0.01 per share  for the comparable period of 2008.

Our total expenses for the three months ended November 30, 2009 were $89,053 and consisted of $33,933 in general and administrative expenses, and $55,120 in professional fees.  By comparison, during the three month period ended November 30, 2008, we incurred total expenses of $123,999, consisting of $105,416 in general and administrative expenses, and $18,583 in professional fees.

For the six month period ended November 30, 3009, out total expenses came to $132,007 and consisted of $64,370 in general and administrative expenses and $67,637 in professional fees. Our total expenses for the six months ended November 30, 2008 were $296,432. They consisted of $243,855 in general and administrative expenses and $52,577 in professional fees.

The decrease in total expenses was mainly due to reduced overhead expenses as a result of curtailing our exploration activities in response to a lack of financial resources.

Pursuant to the Execution and Settlement Agreement dated August 27, 2009 with Regal Uranium Inc., the Company settled its outstanding convertible debentures and accrued interest in consideration for all of its interest in the Company’s wholly-owned subsidiaries along with mineral properties and equipment held by the subsidiaries. As a result of the transfer, the Company recorded a gain of $32,970 on disposal of discontinued operations for the three month period ended November 30, 2009, and a gain of $449,667 for the six month period ended November 30, 2009. We also recorded a loss of $192,502 for the comparable three month period of 2008, and a loss of $431,834 for the six month period ended November 30 of 2008. .

From April 4, 2006 (Date of Inception) to August 31, 2009 we accumulated total operating loss from discontinued operations of $4,576,502 including $22,525 in amortization cost, $67,479 in general and administrative expenses, $4,530,126 in impairment of mineral property costs, $10,382 in professional fees, $385,920 in mineral property costs, and $14,058 in loss on disposal of property and equipment.

Our professional fees consisted primarily of legal, accounting and auditing fees. Our general and administrative expenses include management fees, consulting fees, foreign exchange loss, transfer agent and filing fees, office supplies, travel expenses, rent, communication expenses (cellular, internet, fax and telephone), bank changes, advertising and promotion costs, office maintenance, courier and postage costs and office equipment.

Liquidity and Capital Resources

As of November 30, 2009 we have a cash of $2,618, receivables of $4,090 and no prepaid expenses for total current assets of $6,708. Our working capital deficit is $247,585. Our deficit accumulated during the exploration stage was $6,765,536 and was funded through equity financing and shareholder loans. During the three months ended November 30, 2009, we received an advance of $6,900 from related parties. Since our inception on April 4, 2006 to August 31, 2009 we have raised net proceeds of $3,661,575 from the sale of our common stock.

During the six months ended November 30, 2009, we used net cash of $7,554 in operating activities and received net cash of $6,900 from financing activities.  This compares to $353,373 of net cash used in operating activities and $342,404 net cash received from financing activities for the same period in 2008. We did not use any cash in, or receive any cash from investing activities during the six month period ended November 30, 2009 as our financial resources were limited.

From April 4, 2006 (Date of Inception) to November 30, 2009 we used net cash of $1,714,390 in operating activities, $2,284,862 in investing activities, and received net cash of $4,001,870 from financing activities.

As of November 30, 2009, our cash of $2,618 is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from December 1, 2009), excluding any property acquisition costs, to be approximately $925,000, as summarized in the table below.

Description of Expense	Amount
Exploration of mineral properties to be acquired	$100,000
Proteus Claims Maintenance fees	$165,000
Surveying and evaluation of reserves on the properties to be acquired	$100,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$965,000

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

As at November 30, 2009, we had nominal cash of $2,618 in the bank.  Based on our planned expenditures, we require a minimum of $965,000 to proceed with our plan of operations over the next twelve months (beginning December 1, 2009).  If we achieve less than the full amount of financing that we require we will scale back our planned exploration activities and our day to day operations in order to reduce our exploration expenses and general and administrative expenses to a level appropriate to the financial resources available to us.

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

On June 5, 2009, we entered into agreements with debenture holders to issue 33,820,000 restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. We issued 1,0146,00 restricted common shares to one of the debenture holders. We further issued 2,367,400 restricted common shares to two debenture holders on September 21, 2009.

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

Future Financings

We have no revenues, have achieved losses since inception, and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our future mineral claims. Accordingly, we will be dependent on future additional financing in order to acquire new prospective claims, maintain our operations and continue our exploration activities.

We will require additional financing in order to proceed with acquisition and the exploration of  mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

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

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale or acquisition of plant or equipment during the next twelve months. We are currently actively reviewing potential mineral properties to acquire. Any acquisitions are subject to obtaining additional financing.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of the significant accounting policies is included in note 2 of the notes to our consolidated financial statements for the year ended May 31, 2009 filed in an Annual Report on Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Mineral Property Costs

The Company has been in the exploration stage since its inception on April 4, 2006 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the six month period ended November 30, 2009, the Company recorded stock-based compensation of $nil (2008 - $91,484) as general and administrative expense.

Audit Committee

On September 25, 2009, we implemented an audit committee comprised of our sole director, C. Robin Relph, in accordance with the requirements of the British Columbia Instrument 51-509 Issuers Quoted in the U.S. Over-the-Counter Markets and National Instrument 52-110 Audit Committees. The audit committee adopted an audit committee charter governing the duties of the audit committee, which is included as an exhibit under Item 6 of this form.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Changes in internal control

On September 25, 2009, we implemented an audit committee comprised of our sole director, C. Robin Relph and adopted an audit committee charter governing the duties of the audit committee, included as an exhibit under Item 6 of this form.

We have not been able to implement any other recommended changes to control over financial reporting listed in our Annual Report on Form 10-K for the year ended May 31, 2009.  As such, there were no further changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the six months ended November 30, 2009, we defaulted on three secured convertible debenture purchase agreements, entered into on September 24, 2008 with three investors. The default was due to a financial difficulty clause. On August 27, 2009, we received a Notice of Default under the terms of our debenture with one of our debenture holders, Regal Uranium Inc (“Regal”). On August 27, 2009, we entered into an Execution and Settlement Agreement (the “Settlement Agreement”) with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, we agreed to transfer to Regal all of the issued and outstanding shares of our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium, Inc., and all of our property and equipment and our mineral properties, as well as mineral properties of our subsidiaries. For further discussion of the debentures and the Settlement Agreement, please see Note 6 Secured Convertible Debentures and Note 9 Discontinued Operations of the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit	Exhibit
Number	Description
99.1	Audit Committee Charter, dated September 25, 2009
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph
Date: January 19, 2010	Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer