Form 10-Q
period 2010-02-28
Buckingham Exploration Inc.
filed 2010-04-21
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of April 20, 2010 the registrant’s outstanding common stock consisted of 45,126,850 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
February 28, 2010
(Expressed in US dollars)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	February 28,	May 31,
	2010	2009
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	–	3,272
Receivables	4,810	2,188
Prepaid expenses and deposits	–	1,073

Total Current Assets	4,810	6,533

Net Assets of Discontinued Operations (Note 9)	–	18,039

Total Assets	4,810	24,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	3,217	–
Accounts payable (Note 4)	293,847	154,993
Accrued liabilities	467	36,291
Secured convertible debentures (Note 6)	–	411,407

Total Current Liabilities	297,531	602,691

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
47,494,250 and 44,012,250 shares issued and outstanding, respectively	4,749	4,401

Additional Paid-in Capital	6,514,302	6,479,730

Deficit Accumulated During the Exploration Stage	(6,811,772)	(7,062,250)

Total Stockholders’ Deficit	(292,721)	(578,119)

Total Liabilities and Stockholders’ Deficit	4,810	24,572

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended February 28, 2010 $	For the Three Months Ended February 28, 2009 $	For the Nine Months Ended February 28, 2010 $	For the Nine Months Ended February, 2009 $	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2010 $

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	31,971	56,035	96,341	299,890	1,688,905
Mineral property costs	5,850	–	5,850	–	5,850
Professional fees	15,692	25,550	83,329	78,127	460,759

Total Expenses	53,513	81,585	185,520	378,017	2,155,514

Net Loss Before Other Income (Expenses)	(53,513)	(81,585)	(185,520)	(378,017)	(2,155,514)

Other Income (Expenses)

Interest income	–	–	–	74	2,276
Miscellaneous income	–	1,467	–	1,467	1,467
Interest expense	–	(12,430)	(12,513)	(26,897)	(59,380)
Accretion of convertible debenture discount	–	(8,270)	(8,433)	(14,332)	(31,396)
Gain on disposal of property and equipment	7,277	–	7,277	–	7,277

Total Other Income (Expenses)	7,277	(19,233)	(13,669)	(39,688)	(79,756)

Net Income (Loss) From Continuing Operations	(46,236)	(100,818)	(199,189)	(417,705)	(2,235,270)

Discontinued Operations (Note 9)

Gain on disposal of discontinued operations	–	–	453,987	–	453,987
Results from discontinued operations	–	(17,776)	(4,320)	(132,722)	(5,030,489)

Total Gain (Loss) From Discontinued Operations	–	(17,776)	449,667	(132,722)	(4,576,502)

Net Income (Loss)	(46,236)	(118,593)	250,478	(550,427)	(6,811,772)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	–	–	–	(0.01)
Discontinued Operations	–	–	0.01	–
Net Income (Loss)	–	–	0.01	(0.01)

Weighted Average Shares Outstanding	47,412,000	43,962,250	46,402,000	40,464,316

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended February 28, 2010 $	For the Nine Months Ended February 28, 2009 $	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2010 $
Operating Activities

Net income (loss) for the period	250,478	(550,427)	(6,811,772)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	8,433	14,332	31,396
Amortization	–	6,989	–
Common shares issued (cancelled) for services	–	(53,339)	32,000
Non-cash gain from settlement agreement	(453,987)	–	(453,987)
Shares issued for mineral property costs	1,100	–	2,301,100
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	91,484	576,120
Loss (Gain) on disposal of property and equipment	(7,277)	7,878	(7,277)
Loss from discontinued operations	1,087	–	37,785
Foreign exchange loss	–	7,597	–

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	149,152	64,283	321,974
Other receivables	(2,622)	5,765	(4,810)
Prepaid expenses	–	45,758	(1,043)
Due to related parties	–	–	(12,083)

Net Cash Used in Operating Activities	(53,636)	(359,680)	(1,760,472)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(84,733)
Proceeds from disposition of subsidiaries	32.970	–	32,970
Proceeds from disposal of property and equipment	7,277	12,495	37,273

Net Cash Used in Investing Activities	40,247	12,495	(2,244,615)

Financing Activities

Advances from related parties	6,900	142,404	187,445
Bank indebtedness	3,217	–	3,217
Proceeds from note payable	–	–	23,362
Repayment of note payable	–	–	(23,362)
Proceeds from loans payable	–	225,000	375,000
Repayment of loans payable	–	(25,000)	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	10,117	342,404	4,005,087

(Decrease) In Cash	(3,272)	(4,781)	–
Cash - Beginning of Period	3,272	10,969	–

Cash – End of Period	–	6,188	–

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	–	350,000	350,000
Convertible debt issued to settle related party advances	–	150,000	150,000
Common stock issued for mineral property acquisitions	1,100	–	2,201,100
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	–	15,000	172,000
Disposal of property and equipment for debt settlement	16,952	–	16,952

Supplemental Disclosures
Interest paid	–	14,569	21,897
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has a working capital deficit of $292,721 and an accumulated deficit of $6,811,772. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2010 and 2009, and the results of its operations and cash flows for the three months and nine months ended February 28, 2010 and 2009. The results of operations for the three months and nine months ended February 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

(f)  Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. A total of 5,030,000 (2009 – 14,380,000) outstanding warrants and 2,025,000 (2009 – 3,025,000) options outstanding have been excluded from the three months ended February 28, 2010 and 2009 and nine months ended February 28, 2009 calculation as they would be anti-dilutive.

Components of basic and diluted earnings per share for the three and nine month period ended February 28, 2010 and 2009 were as follows:

	For the three month period ended		For the nine month period ended
	February 28, 2010 $	February 28, 2009 $	February 28, 2010 $	February 28, 2009 $

Net income (loss) (A)	(46,236)	(118,593)	250,478	(550,427)

Weighted average outstanding shares of common stock – Basic (B)	47,412,000	43,962,250	46,402,000	40,464,316
Dilutive securities - Diluted (C)	–	–	–	–
	47,412,000	43,962,250	46,652,478	40,464,316
Earnings per share:
Basic (A/B)	(0.00)	(0.00)	0.01	(0.01)
Diluted (A/C)	(0.00)	(0.00)	0.01	(0.01)

2.  Summary of Significant Accounting Policies (continued)

(g)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2010 and 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(m)  Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the nine month period ended February 28, 2010, the Company recorded stock-based compensation of $nil (2009 - $91,484) as general and administrative expense.

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

2. Summary of Significant Accounting Policies (continued)

(o)  Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date and through the date that the financial statements are issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

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

3.  Mineral Properties

On May 9, 2007, the Company entered into a purchase agreement with Pikes Peak Resources, Inc. (“Pikes”), a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims was $1,000,000, payable as to $500,000 cash and the issuance of 5,000,000 common shares of the Company with a fair value of $500,000. Pikes will receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company reimbursed $3,700 to Pikes for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes at prevailing market price up to $150,000 for any taxes payable by Pikes as a result of the transaction. Pikes shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $1,100,000 of mineral property acquisition costs for the year ended May 31, 2007. During the nine month period ended February 28, 2010, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the option agreement, the Company paid an option payment of $100,000 on July 27, 2007 to acquire the surface and mineral estates over 265 acres, with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $100,000 of mineral property acquisition costs for the year ended May 31, 2008. During the year ended May 31, 2009, the Company decided not to pursue any further exploration of the property. During the nine month period ended February 28, 2010, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

3.  Mineral Properties (continued)

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. Proteus will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. As at November 30, 2007, the Company had made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company with a fair value of $1,500,000. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $3,085,000 of mineral property acquisition costs for the year ended May 31, 2008. During the nine month period ended February 28, 2010, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 9).

On January 6, 2010, the Company entered into an Option Agreement (the “Option Agreement”) with Argus Metals Corp. (“Argus”) in relation to three mining claims known as the Lady Ermalina Chemainus Claims located in British Columbia. The Company agreed to issue an aggregate of 100,000 shares of common stock on execution of the Option Agreement (issued), an additional 500,000 shares of common stock on or before two years from the date of execution of the Option Agreement, and to pay cash of Cdn$5,000 (paid) in consideration for the grant of the sole and exclusive right and option to acquire a one hundred percent (100%) undivided interest in the Property. Further, the Company has to incur not less than $600,000 in expenditures related to exploration and development on the Property before January 6, 2012.

4. Related Party Transactions

(a)  During the nine month period ended February 28, 2010, the Company incurred $90,000 (2009 - $161,240) for management services provided by the President of the Company.

(b)  Included in accounts payable and accrued liabilities at February 28, 2010, is $190,418 (May 31, 2009 - $86,058) owing to the President of the Company, representing advances of made to the Company, and unpaid management fees.

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

(d)  On February 12, 2010, the Company issued 100,000 shares of common stock at $0.011 per share pursuant to a mineral property option agreement. Refer to Note 3.

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

6. Secured Convertible Debentures (continued)

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

During the nine months ended February 28, 2010, the Company incurred an Event of Default as defined in its debentures due to a financial difficulties clause. Accordingly, on August 27, 2009, the Company received a Notice of Default under the terms of its debenture with one of its debenture holders, Regal Uranium Inc. (“Regal”). The Company entered into an Execution and Settlement Agreement (the “Settlement Agreement”) dated August 27, 2009 with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal.  Regal has agreed to pay $50,000 ($32,970 received) to the Company, and had the remaining $350,000 of debentures assigned to Regal. As at August 27, 2009, accrued interest of $12,059 was included in accrued liabilities, and accumulated accretion expense of $8,433 increased the carrying value of the Debentures to $419,839. Refer to Note 9.

7. Stock Options

In November 2007, the Company adopted a stock compensation plan (the “Stock Plan”) to issue up to 2,000,000 common shares to executives, employees and consultants. A total of 1,850,000 common shares are available for future issuance under the Stock Plan as of February 28, 2010.

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. A total of 1,975,000 common shares are available for future issuance under the Plan as of February 28, 2010. If not specified, the options shall vest as follows:

•	Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year

•	Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter

•	Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

•	The following is a summary of the stock option activity for the nine month period ended February 28, 2010.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, May 31, 2009	3,025,000	$0.27
Granted	–	–
Expired	(1,000,000)	0.60

Outstanding, February 28, 2010	2,025,000	$0.11	0.74	$–

Exercisable, February 28, 2010	2,025,000	$0.11	0.74	$–

7. Stock Options (continued)

The following is a summary of the status of stock options outstanding and exercisable at February 28, 2010.  As at February 28, 2010, there are no unvested options.

Number Of Options	Weighted Average Exercise Price	Remaining Contractual Life (years)

2,000,000	$ 0.10	0.75
25,000	$ 1.00	0.06

2,025,000

8. Warrants

The following is a summary of the warrant activity during the nine month period ended February 28, 2010:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Balance, May 31, 2009	10,080,000	$0.55
Granted	–	–
Exercised	–	–
Expired	(5,050,000)	$1.00

Balance, February 28, 2010	5,030,000	$0.11

The following is a summary of the warrants outstanding at February 28, 2010:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date

30,000	$ 1.00	April 21, 2010
5,000,000	$ 0.10	September 24, 2010

5,030,000

9. Discontinued Operations

The Company entered into an Execution and Settlement Agreement dated August 27, 2009 with Regal Uranium Inc. for the settlement of its outstanding convertible debentures and accrued interest in consideration for the transfer of all interests in the Company’s wholly-owned subsidiaries and its property and equipment and mineral properties. Refer to Note 6.

Gain on disposal of discontinued operations is summarized as follows:

February 28, 2010 $

Proceeds received from disposition	32,970
Prepaid expenses	(1,073)
Office furniture and equipment, net of accumulated depreciation of $12,190	(16,952)
Assumption of liabilities of subsidiaries	7,144
Accrued interest	12,059
Convertible debt, net of discount of $80,161	419,839

Gain on disposal of discontinued operations	453,987

9. Discontinued Operations (continued)

The results of discontinued operations are summarized as follows:
	For the Three months	For the Three months	For the Nine months	For the Nine months	Period from April 4, 2006
	Ended	Ended	Ended	Ended	(Inception)
	February 28,	February 28,	February 28,	February 28,	To February 28,
	2010	2009	2010	2009	2010
	$	$	$	$	$
Expenses

Amortization	–	1,283	1,087	6,990	22,525
General and administrative	–	8,615	3,233	42,893	67,478
Impairment of mineral property costs	–	–	–	–	4,530,126
Mineral property costs	–	–	–	63,870	385,920
Professional fees	–	–	–	11,091	10,382
Loss on disposal of property and equipment	–	7,878	–	7,878	14,058

Net Loss from Discontinued Operations	–	(17,776)	(4,320)	(132,722)	(5,030,489)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Our results of operations are presented below:

	For the Three Months Ended February 28, 2010 $	For the Three Months Ended February 28, 2009 $	For the Nine Months Ended February 28, 2010 $	For the Nine Months Ended February, 2009 $	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2010 $

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	31,971	56,035	96,341	299,890	1,688,905
Mineral property costs	5,850	–	5,850	–	5,850
Professional fees	15,692	25,550	83,329	78,127	460,759

Total Expenses	53,513	81,585	185,520	378,017	2,155,514

Net Loss Before Other Income (Expenses)	(53,513)	(81,585)	(185,520)	(378,017)	(2,155,514)

Other Income (Expenses)

Interest income	–	–	–	74	2,276
Miscellaneous income	–	1,467	–	1,467	1,467
Interest expense	–	(12,430)	(12,513)	(26,897)	(59,380)
Accretion of convertible debenture discount	–	(8,270)	(8,433)	(14,332)	(31,396)
Gain on disposal of property and equipment	7,277	–	7,277	–	7,277

Total Other Income (Expenses)	7,277	(19,233)	(13,669)	(39,688)	(79,756)

Net Income (Loss) From Continuing Operations	(46,236)	(100,818)	(199,189)	(417,705)	(2,235,270)

Discontinued Operations (Note 9)

Gain on disposal of discontinued operations	–	–	453,987	–	453,987
Results from discontinued operations	–	(17,776)	(4,320)	(132,722)	(5,030,489)

Total Gain (Loss) From Discontinued Operations	–	(17,776)	449,667	(132,722)	(4,576,502)

Net Income (Loss)	(46,236)	(118,593)	250,478	(550,427)	(6,811,772)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	–	–	–	(0.01)
Discontinued Operations	–	–	0.01	–
Net Income (Loss)	–	–	0.01	(0.01)

Weighted Average Shares Outstanding	47,412,000	43,962,250	46,402,000	40,464,316

Since our inception on April 4, 2006 to February 28, 2010, we have not generated any revenue and we have incurred an accumulated deficit of $6,811,772. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our future mineral claims. We anticipate that we will incur substantial losses over the next two years.

During the three months ended February 28, 2010, we incurred a net loss of $46,236 compared to our net loss of $118,593 for the three months ended February 28, 2009. We did not record any income (loss) per share for the three months ended February 28, 2010, or for the three months ended February 28, 2009. We generated a net income of $250,478 or $0.01 per share for the nine month period ended February 28, 2010, as compared to a net loss of $550,427 or a net loss of $0.01 per share for the comparable period of 2008.

Our total expenses for the three months ended February 28, 2010 were $53,513 and consisted of $31,971 in general and administrative expenses, $5,850 in mineral property costs, and $15,692 in professional fees.  By comparison, during the three month period ended February 28, 2009, we incurred total expenses of $81,585, consisting of $56,035 in general and administrative expenses, and $25,550 in professional fees.

For the nine month period ended February 28, 2010, out total expenses came to $185,520 and consisted of $96,341 in general and administrative expenses, $5,850 in mineral property costs, and $83,329 in professional fees. Our total expenses for the nine months ended February 28, 2009 were $378,017. They consisted of $299,890 in general and administrative expenses and $78,127 in professional fees.

The decrease in total expenses was mainly due to reduced overhead expenses as a result of curtailing our exploration activities in response to a lack of financial resources.

From April 4, 2006 (Date of Inception) to February 28, 2010 we accumulated total operating loss from discontinued operations of $4,576,502.

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

Liquidity and Capital Resources

As of February 28, 2010 we have no cash, receivables of $4,810 and no prepaid expenses for total current assets of $4,810. Our working capital deficit is $292,721. Our deficit accumulated during the exploration stage was $6,811,772 and was funded through equity financing and shareholder loans. During the nine months ended February 28, 2010, we received an advance of $6,900 from related parties. Since our inception on April 4, 2006 to February 28, 2010 we have raised net proceeds of $3,661,575 from the sale of our common stock.

During the nine months ended February 28, 2010, we used net cash of $53,636 in operating activities, $40,247 in investing activities and received net cash of $10,117 from financing activities.  This compares to $359,680 of net cash used in operating activities, $12,495 of net cash used in investing activities, and $342,404 of net cash received from financing activities for the same period ended February 28, 2009.

From April 4, 2006 (Date of Inception) to February 28, 2010 we used net cash of $1,760,472 in operating activities, $2,244,615 in investing activities, and received net cash of $4,005,087 from financing activities.

As of February 28, 2010, our cash is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from March 1, 2010), excluding property acquisition costs, to be approximately $965,000, as summarized in the table below.

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

As at February 28, 2010, we had no cash in the bank.  Based on our planned expenditures, we require a minimum of $965,000 to proceed with our plan of operations over the next twelve months (beginning December 1, 2009).  If we achieve less than the full amount of financing that we require we will scale back our planned exploration activities and our day to day operations in order to reduce our exploration expenses and general and administrative expenses to a level appropriate to the financial resources available to us.

On September 24, 2008, we entered into an option agreement with Argus Metals Corp. (the “Option Agreement”). Under the terms of the Option Agreement, we shall issue 600,000 shares of common stock and pay an aggregate of $5,000 in cash to Argus Metals Corp. as consideration for the grant of a sole and exclusive right and option to acquire 100% interest in three mining claims known as Lady Ermalina Chemainus Claims (the “Property). Further, we have to incur not less than $600,000 in expenditures related exploration and development of the Property before January 6, 2012. On February 12, 2010, we issued 100,000 shares to Argus Metals Corp. in accordance with the terms of the Option Agreement. An additional 500,000 shares shall be issued on or before two years from the date of execution of the Option Agreement.

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

Use of Estimates

The preparation of the financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We regularly evaluate estimates and assumptions related to long lived assets, stock-based compensation expense, secured convertible debentures and deferred income tax asset allowances. We base our estimates and assumptions on current facts, historical experience and various other factors we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Our actual results may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mineral Property Costs

We have been in the exploration stage since our inception on April 4, 2006 and have not realized any revenues. Our primary business is the acquisition and exploration of mining properties. We expense mineral property exploration costs as they are incurred. Mineral property acquisition costs are initially capitalized. We assess the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock-Based Compensation

We record stock-based compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the nine month period ended February 28, 2010, we recorded no stock stock-based compensation (2009 - $91,484). Any stock-based compensation is recorded as a component of our general and administrative expenses.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On August 14, 2009, Leslie Rudolph filed a Statement of Claim in the Provincial Court of British Columbia (Small Claims Court) to initiate a lawsuit against us. In the Statement of Claim, Mr. Rudolph seeks judgment for $7,832.64 and costs with respect to accounting services he provided to us from June 1, 2008 to November 30, 2008. On December 1, 2009, the Court issued a default order against us for the sum of $8,261 plus court order interest from December 30, 2008 to date. We made an application to the Court to cancel the default order, which was subsequently dismissed.

Other than as described above, we are not aware of any undisclosed legal proceedings to which we are a party or who which our property is the subject.

None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

On February 12, 2010, we issued 100,000 restricted common shares to Argus Metals Corp. pursuant to the Option Agreement entered into on January 29, 2010. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

During the nine months ended February 28, 2010f, we defaulted on three secured convertible debenture purchase agreements, entered into on September 24, 2008 with three investors. The default was due to a financial difficulty clause. On August 27, 2009, we received a Notice of Default under the terms of our debenture with one of our debenture holders, Regal Uranium Inc (“Regal”). On August 27, 2009, we entered into an Execution and Settlement Agreement (the “Settlement Agreement”) with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, we agreed to transfer to Regal all of the issued and outstanding shares of our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium, Inc., and all of our property and equipment and our mineral properties, as well as mineral properties of our subsidiaries. For further discussion of the debentures and the Settlement Agreement, please see Note 6 Secured Convertible Debentures and Note 9 Discontinued Operations of the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

Date: April 21, 2010	Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph
Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer