Form 10-K
period 2010-05-31
Buckingham Exploration Inc.
filed 2010-09-14
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-137978

Buckingham Exploration Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Suite 418-831 Royal Gorge Blvd. Cañon City, CO 81212, USA	(604) 737 0203
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)      Yes ☐   No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2009: $705.47

Number of shares of common stock outstanding at September 14, 2010: 112,818

PART I

Item 1.  Description of Business

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

Presentation of Information

As used in this annual report, the terms "we", "us", "our" and the “Company” mean Buckingham Exploration Inc. and its subsidiaries, unless the context requires otherwise.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

On July 23, 2010, we completed a reverse split of our shares of common stock on a 1-for-400 basis. All share amounts in this annual report are presented on a post-split basis, unless otherwise indicated.

Overview

We were incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition and exploration of mineral properties since our inception. We have not generated any revenues and have incurred losses since inception.

We currently own options to acquire a 100% interest in two mineral properties, the Lady Ermalina and Dome mineral properties, located in the Province of British Columbia, Canada. We have not conducted any material exploration work on our mineral properties and none of our properties has been determined to contain any mineral resources or reserves of any kind.

Name of Property	Location	Nature of Interest	Status
Lady Ermalina Claims	Vancouver Island, British Columbia, Canada	An option to acquire 100% interest.	Exploration permit has been obtained.
Dome Claims	Beaverdell Area, Greenwood Mining Division in British Columbia, Canada	An option to acquire 100% interest.	Exploration permit has been obtained.

We previously owned interests in two mineral properties located in the State of Colorado, the High Park mineral property and the Proteus mineral property, which we transferred to a debentureholder in August 2009 in settlement of amounts owing to our debentureholders.

Our plan of operations for the next 12 months is to explore our mineral properties. We plan to begin by conducting a small exploration project on each of our properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans over the next 12 months. As at May 31, 2010, we had cash of $2,194 and a working capital deficit of $374,038 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Development of Business

We were incorporated under the laws of the State of Nevada in April 2006. In June 2007, we acquired the High Park mineral property through our wholly-owned subsidiary High Park Uranium Inc, which consisted of 29 unpatented mineral claims located in the State of Colorado. In January 2008, we acquired the Proteus mineral property through our wholly-owned subsidiary Alpha Beta Uranium Inc, which consisted of 419 unpatented lode mining claims also located in the State of Colorado.

On September 24, 2008, we entered into secured convertible debenture purchase agreements with three investors pursuant to which we sold three convertible debentures to the investors in the aggregate amount of $500,000 and we also granted to them warrants to purchase up to an aggregate of 12,500 shares of our common stock at an exercise price of $0.40 per share exercisable for a period of 2 years. The debentures accrued interest at a rate of 10% per annum and were convertible into shares of our common stock at a price of $20 per share. As collateral security, we granted the investors a security interest in all the right, title and interest of all of our present and future assets.

On June 5, 2009, we entered into agreements with the debentureholders to issue an aggregate of 8,455 shares of common stock to settle interest accrued up to May 31, 2009. On June 25, 2009, we issued an aggregate of 2,536 restricted shares of common stock to a debentureholder to settle interest accrued up to May 31, 2009 in the amount of $10,146. Subsequent to May 31, 2010, weissued a further 5,918 restricted shares of common stock to two debentureholders to settle interest accrued in the amount of $23,674.

On August 27, 2009, we entered into a settlement agreement with one of the debentureholders, subsequent to an event of default under the terms of the debentures, to settle the outstanding debenture in the amount of $150,000 plus accrued interest. Under the terms of the settlement agreement, we agreed to transfer all of our interest in our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium Inc., to the debentureholder along with all of our property and equipment and intellectual property rights related to these properties. The debentureholder agreed to pay us $50,000 and had the other two debentures in the aggregate amount of $350,000 assigned to it.

In October 2009, we completed the transfer all our interest in the High Park and Proteus properties to Regal Uranium pursuant to the settlement agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information relating to the debentures.

On January 29, 2010, we entered into an option agreement (the “Lady Ermalina Option Agreement”) with Argus Metals Corp. (“Argus”) in relation to three mining claims known as the Lady Ermalina Chemainus Claims located on Vancouver Island, British Columbia, Canada (the “Lady Ermalina Property”).

Pursuant to the Lady Ermalina Option Agreement, we agreed to issue an aggregate of 1,500 shares of our common stock and to pay an aggregate of $5,000 in cash in consideration for the grant of the sole and exclusive right and option to acquire a 100% undivided interest in the Lady Ermalina Property. Further, we agreed to incur not less than $600,000 in expenditures related to exploration and development on the Lady Ermalina Property before January 6, 2012. We issued 250 shares to Argus under the Lady Ermalina Option Agreement in February 2010.

On July 9, 2010, we received stockholder approval to effect a one-for-four hundred reverse stock split of our issued and outstanding common stock, which would take effect upon FINRA approval. The number of shares that we are authorized to issue did not change as a result of the reverse stock split.

On July 22, 2010, we received approval from FINRA and the reverse stock split took effect on July 23, 2010.  On the effective date of the reverse split , the Company’s trading symbol was changed from “BUKX” to “BUKXD” for approximately 20 business days after which it reverted to BUKX.

On August 23, 2010, 0887717 B.C. Ltd. (“0887717”), our wholly-owned subsidiary which we incorporated in British Columbia, Canada on August 9, 2010, entered into an option agreement (the “Dome Option Agreement”) with Murray Scott Morrison, pursuant to which 0887717 has the right to acquire 100% interest in the mineral property known as the Dome Claim Group located on Mount Vallace in the Beaverdell Area, Greenwood Mining Division in the Province of British Columbia, Canada (the “Dome Property”).

In accordance with the provisions of the Dome Option Agreement, 0887717 paid $5,000 to Mr. Morrison on the date of the agreement, is required to incur not less than $10,000 in expenditures related to exploration and development on the Dome Property prior to September 30, 2010 and is required to pay $1,000 to Mr. Morrison on or before November 30, 2010. Pursuant to the terms of the Dome Option Agreement, 0887717 granted to Mr. Morrison stock options (the “Stock Options”) to purchase up to 10% of its total issued and outstanding share capital at a total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the property.  The Stock Options expire 36 months after the date of the Dome Option Agreement.

Subsidiaries

We currently have one wholly-owned subsidiary, 0887717 BC Ltd. which is incorporated under the laws of the Province of British Columbia, Canada.

Competition

We are an exploration stage mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.  We also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies.  The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.  We also compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Intellectual Property

We currently do not own any intellectual property other than copyright in the contents of our website, www.buckinghamexploration.com.

Research and Development Expenditures

We have not engaged in any research and development activities since our inception.

Environmental Laws

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on the mineral industry.  Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations.  Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could materially adversely affect our results of operations and financial condition.  We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and properties are subject to extensive federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  These laws and regulations may (i) require the acquisition of a permit or other authorization before exploration commences, (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities, (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas, (iv) require remedial measures to mitigate pollution from former operations and (v) impose substantial liabilities for pollution resulting from our proposed operations.

There are no costs to us at the present time in connection with compliance with environmental laws.  However, since we do anticipate engaging in natural resource projects, these costs could occur and any significant liability could materially adversely affect our business, financial condition and results of operations.

Employees

We have no part time or full time employees, other than our sole officer. We do not intend to hire any employees until our financial condition improves.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease premises, at the rate of $1,073 per month, located at Suite 418- 831 Royal Gorge Blvd, Cañon City, Colorado 81212, from where we oversee our business activities.  During the year ended May 31, 2010, we terminated a lease for an additional facility located in Burnaby, British Columbia, Canada.

Lady Ermalina Chemainus Claims (the “Lady Ermalina Claims”)

On January 6, 2010, we entered into the Lady Ermalina Option Agreement with Argus Metals Corp. in relation to three mining claims known as the Lady Ermalina Chemainus Claims located on Vancouver Island, British Columbia, Canada.

Location

The Lady Ermalina Chemainus group of claims consists of approximately 550 hectares of British Columbia MTO mineral claims located approximately 11 kilometres SW of Ladysmith, B.C. in the Victoria Mining Division.  The Project covers a NW trending section of the Mt. Sicker formation with a strong exploration potential for VMS Copper/Lead/Zinc deposits.  These claims cover the old Lady A, B and C showings that were drilled for magnetite in 1953 and host the Project’s focus the “Iron Formation

Figure 1:  Location of Lady Ermalina Claims on Vancouver Island, British Columbia.

Ownership Interest

In January 2010, we entered into the Lady Ermalina Option Agreement with Argus Metals Corp. providing us with the option to earn a 100% interest (subject to a 2% NSR in favor of Argus Metals Corp.) in this project by:

●	paying $5,000 on the date of execution of the agreement (completed);

●	issuing to Argus Metals Corp. a total of 1,500 common shares (250 issued and 1,250 shares to be issued on or before two years from the date of execution of the agreement); and

●	incurring not less than $600,000 in expenditures on the property prior to January 6, 2012.

Argus Metals Corp. retains a 2.0% NSR, of which we can acquire 1.0% by making a payment to Argus in the sum of $1,000,000.

History of Operations

The Lady Ermalina "Iron Formation" has been re-interpreted as a possible exhalative from a massive sulphide ore zone at depth, as is common in the New Brunswick camp.  The thickness of the zone in the Lady C area (up to 46 metres thick) in horizontal drill holes across the steeply dipping mineralization suggests the possibility of economic size to the zone.  This section is 1.5 kilometres NW of, and on strike with, the Randy North Zone discovered by Laramide Resources Ltd. and five kilometres NW of the Coronation zone which has a reported resources. These deposits, and the Mt. Sicker Mine which is 13 kilometres SE, are all in the Paleozoic Sicker formation, of equivalent age to the Myra Falls formation hosting the Breakwater deposits including the large VMS high grade HW ore body now operated by Breakwater Resources Ltd. The Lady showing is easily accessible by logging roads for a drill program.

The 1953 drilling program consisted of twenty AX core holes totalmg 2280.5 feet (695 m), of which 12 drill holes were on the Lady A, 4 on the Lady B and 4 on the Lady C showing.

Massive sulphide copper was produced from Mt Sicker deposits, 13km SE of the Lady deposit, between 1898 and 1907 when two copper smelters were in operation at Ladysmith and Crofton and again between 1944-45.  Laramide R sources discovered the Coronation Zone in 1984, which lies approximately 5 km SE of the Lady Claims.  Laramide drilled over 200 holes and also conducted exploration work on a new discovery, the Randy North Zone, which lies 1.5Km SE of the Lady zone and trends on strike with the Lady C zone.

Present Condition of the Property and Current State of Exploration

To date there has no been drilling or trenching between the Lady A and Lady C showings or south of the Lady C to prove this continuity.  The “iron formation” consists of lenses of extremely fine-grained magnetite with minor specular hematite in grey chert and red jasperoid rock. Some pyrite is present in talus south of the Lady C zone.

In 1988 a soil sampling program consisting of 871 soil samples collected at 25 and 50 meter intervals on lines 100 meters apart in a NE-SW orientation was conducted.  52 rock samples were also collected and all samples were analyzed by Acme Laboratories using 30 element ICP. In general the soil sampling shows moderately anomalous gold, silver, copper, lead, zinc and arsenic in the vicinity of the “iron formation” with a gap in the sampling where the topography in the vicinity of the Lady C showing was too steep.  Both soil and rock samples from the iron formation area were anomalous in molybdenum.

A VLF-EM survey was run by Ashworth Exploration in 1987 over a southern grid with conductors appearing both NE and SW of the “iron formation”.  In-phase readings only were recorded and the power line through the property had a disruptive effect.  The magnetometer survey was run using a singma proton magnetometer but no base readings were taken.

The magnetic profiles show strong peaks over the iron formation but again readings could not be taken within 200 meters of the power lines.

The Project requires a detailed compilation program to bring together the entirety of the historic exploration work to date.  Once that has been accomplished, an on-the-ground property survey is required to locate the historic exploration areas drillholes.  Subsequent to this, a drilling program is envisioned to test the continuity of the iron formation between the Lady A and Lady C showings.

Geology

Regional mapping by GSC (Muller, 1980) shows the area of the Lady Claims to be underlain by Paleozoic Sicker Group which is intruded to the NE by the dioritic Ladysmith Stock of Jurassic Intrusions. The Pennsylvanian to Mississipian argillites, greywackes and cherts which underlie  the Property are intruded by diabase sills. The southern part of the Property is underlain by the Lower Devonian or older Myra Formation consisting of felsic tuff and breccias, argillites, rhyodacite flows and phyllites. The Iron formation strikes NW at 45 to 60 degrees East and dips steeply with average thicknesses of 30 feet (10m) up to 160feet (50m).

Figure 2:  Geology of Lady Ermalina Clams

Dome Claim Group Property (the “Dome Claims”)

On August 23, 2010, through our wholly owned subsidiary 0887717 B.C. Ltd., we entered into the Dome Option Agreement, pursuant to which we have the right to acquire 100% interest in mining claims known as Dome Claim Group located on Mount Vallace in Beaverdell Area, Greenwood Mining Division in British Columbia, Canada.

Location

Figures 3 and 4: Location of the Dome Claims in Beaverdel Area, British Columbia.

Ownership Interest

On August 23, 2010, 0887717 B.C. Ltd., our wholly owned subsidiary, entered into the Dome Option Agreement with Murray Scott Morrison, pursuant to which 0887717 has the right to acquire a 100% interest in the mineral property known as the Dome Claim Group located on Mount Vallace in the Beaverdell Area, Greenwood Mining Division in the Province of British Columbia, Canada.

In accordance with the provisions of the Dome Option Agreement, 0887717 paid $5,000 to Mr. Morrison on the date of the agreement, is required to incur not less than $10,000 in expenditures related to exploration and development on the Dome Property prior to September 30, 2010 and is required to pay $1,000 to Mr. Morrison on or before November 30, 2010. Pursuant to the terms of the Dome Option Agreement, 0887717 granted to Mr. Morrison Stock Options to purchase up to 10% of its total issued and outstanding share capital at a total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the property.  The Stock Options expire 36 months after the date of the Dome Option Agreement.

History of Operations

The Dome property is comprised of sixteen mineral claims covering approximately 360 hectares (890 acres), located  four (4) kilometreres southeast of Beaverdell, B.C. in the heart of the historic Beaverdell Mining Camp. The Dome mineral claims cover the historic workings of the Nepanee prospect that, according to the B. C. Minister of Mines Annual Reports, was worked intermittently between 1904 to 1935.  In more recent years, sulphide mineralization including galena and sphalerite has been located near the old workings.  The property is accessible by logging roads.

Present Condition of the Property and Current State of Exploration

No material exploration work has been carried out on the Dome Property. A sampling and drilling program was conducted in 1989, however the property was determined to be uneconomical due to the the price of gold at the time. A small mapping project was undertaken on the property in 2009 to prepare the ground for further work.

The property will require prospecting and geological mapping on the western edge of the Dome property where granodiorite is known to outcrop with concentration on known skarn zones and mineralized shear zones that were followed with underground workings on several of the old properties that lie immediately west of the Dome property.  Such old workings include those on District Lots 1091s, 1195s and 2939. Further mapping of the Tertiary cover on the eastern portion of the property will also be conducted in an attempt to determine the thickness of the cover.  All known historic work will be compiled into a single system at a scale of at least 1:2500 and cross sections prepared for selected target areas.

Regional Geology

The Dome Property lies in the western portion of the Boundary District of south central British Columbia and is centred within south the historic Beaverdell Mining Camp.  In broad terms the area is a graben-derived terrane consisting of Triassic-Jurassic volcanics and sediments enclosed within and/or intruded by Jurassic-Cretaceous and Tertiary granitic rocks.  Regionally, the Dome Project lies near the southern end of the Omineca Crystalline Belt.

 The Boundary District is situated within the mid-Jurassic accreted Quesnellia terrane.  Pre-existing Proterozoic to Palaeozoic North American basement rocks do however exist within the rafted Quesnellia terrane (Kettle and Okanagan metamorphic core complexes).  During the Eocene, these core complexes were uplifted separated from the overlying lithologies.  The oldest of the accreted rocks in the district are the Pre-Jurassic Wallace Formation.

Broadly speaking, the lithologies (and general ages) are broken into the following Formations and units:

1.	Wallace Formation [Pre-Jurassic - Quesnellia Terrane]

a.	Wallace Formation undivided

b.	Crouse Creek Greenstone Member

c.	Larse Creek Limestone Member

2.	West Kettle batholiths [Jurassic]

3.	Various intrusive stocks [Tertiary]

a.	Beaverdell stock - 58.2 ± 2 Ma

b.	Eugene Creek stock - 54.5 ± 1.9 Ma

c.	Tuzo Creek stock - 49.5 ± 2 Ma

4.	Crosscutting porphyry dykes [Tertiary] 61.9 ± 2.2 Ma and 50.6 ± 1.5 Ma

Geology

Granodiorite of the West Kettle batholith underlies much of the area within and surrounding the Dome Property.  This batholith has been repeatedly intruded by stocks of quartz monzonite (the Beaverdell stock), and hosts pendants/screens of metamorphosed country rock (Wallace Formation). The Curry-Creek tuffs and conglomerates (Oligocene age) as well as mafic Miocene flows (Nipple Mountain Volcanics), unconformably overlie all these units.
In the Beaverdell Mining Camp, where the Dome Property lies, silver-lead-zinc ores have predominated historical production.  In order of historical importance (production), there are two (2) distinct types of ore:

1)	the Beaverdell –Type – Silver rich Vein Deposits

2)	The Carmi-Type Gold Rich vein deposits.

The West Kettle batholith is intruded by the Beaverdell stock in the west of the Beaverdell Camp and is overlain by Wallace Formation in the eastern portions of the Camp.  Mineralization occurs within structurally controlled fissure related quartz (+/- carbonate) veins predominantly striking northeast.  In order of decreasing abundance, the main metallic minerals are galena, sphalerite, pyrite, arsenopyrite, tetrahedrite, pyrargyrite, chalcopyrite, polybasite, acanthite, native silver and pyrrhotite.

In the more northern portions of the Camp, sphalerite, pyrite and galena are the main minerals in the vein deposits with a gangue of quartz.

The Dome Property represents an epithermal vein (gold-silver +/- base metals) exploration target.  Precious metal epithermal deposit exploration techniques will be applied to substantiate this assessment.

Figure 5:  Geology of the Dome Claims

Mineralization

In the Beaverdell Mining Camp silver-lead-zinc ores have predominated historical production.  In order of historical importance (production), there are two (2) distinct types of ore:

A.	Beaverdell type – Silver Rich Deposits

B.	Carmi type – Gold Rich Deposits

In the former case mineralization is typically composed of galena, sphalerite and pyrite with lesser amounts of arsenopyrite, tetrahedrite, pyrargyrite, chalcopyrite, polybasite, acanthite, native silver and pyrrhotite in a gangue of mainly quartz with lesser amounts of calcite and fluorite.  In the latter, roughly equivalent with native gold in place of native silver.  Both these types of mineralization are noted in the Dome Property:

●	Beaverdell-Type silver-rich veins in the West Kettle Batholith
●	Contact metasomatism related mineralization (within contact zone between West Kettle Batholith and the Wallace Formation

In general the mineralization in the Beaverdell District can be described as hosted within granodiorite of the Westkettle batholith, grading to quartz diorite and diorites with  the Permian Wallace Formation metavolcanics and metasediments as roof pendants hosting the mineralization in the northen portions of the Property.

Shear zone related mineralization is the dominant geological control on the Dome Property mineralization and is commonly noted on surface and underground workings in the Beaverdell area.  These shear zones are variable in widths from showing to showing, however the widths of these shear zone in the larger, well developed showings (like the Inyo-Ackworth) average approximately two metres and are well defined by rusty fault gouge and vuggy quartz and manganese staining.  Lengths of these shear zones are equally as variable from showing to showing, with the larger more productive shear zones defined over 300 metres in length.  The shear zones also have variable strikes however a general east-west (075-090 degree) trend can be estimated as the main control of Property mineraliztion.

In general the shear zone related mineralization is associated with vuggy quartz-calcite veins, on the order of 5 to 50 centimetres wide, and commonly carry pyrite, galena, sphalerite, tetrahedrite and native silver mineralization.  Strong sericitic alteration and kaolin are known to be  associated with mineralization throughout the Property.

Beaverdell silver-rich veins are found in a 3.0 by 0.8 kilometre belt, referred to as the Beaverdell silver-lead-zinc vein camp. The mineralized veins are fissure-hosted, formed along east-trending faults in the west portion of the Beaverdell camp and northeast- trending faults in the east portion of the camp. Faults have been classified into five types based on their orientation, with each type having common orientation, kind of movement and age relationship. The northeast-striking, high-angle normal faults pose the greatest obstacle to systematic exploration and mining, as these faults are commonly spaced a few metres apart dividing veins into short segments in a northwest-downward direction.

Vein-type mineralization of the Beaverdell camp is characterized by a high silver content. Mineralization is composed of galena, sphalerite and pyrite with lesser amounts of arsenopyrite, tetrahedrite, pyrargyrite, chalcopyrite, polybasite, acanthite, native silver and pyrrhotite. The gangue minerals in veins are mainly quartz with lesser amounts of calcite, fluorite and sericite with rare barite.

Item 3.  Legal Proceedings

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

Other than as described above, we are not a party to any pending legal proceedings and are not aware of any legal proceedings threatened against us or to which our property is the subject. None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on OTC Bulletin Board under the trading symbol “BUKX.OB”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to or not correspondence to a company’s operations or business products. We cannot assure you there will be a market for our common stock in the future.

The table below shows the high and low prices of our shares on the OTC Bulletin Board for the periods indicated on a quarterly basis. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
June 1, 2010 – August 31, 2010	0.03 (1)	0.02 (1)
March 1, 2010 – May 31, 2010	0.03	0.01
December 1, 2009 – February 28, 2010	0.04	0.01
September 1, 2009 – November 30, 2009	0.02	0.01
June 1, 2009 – August 31, 2009	0.01	0.01
March 1, 2009 – May 31, 2009	0.01	0.01
December 1, 2008 – February 28, 2009	0.05	0.01
September 1, 2008 – November 30, 2008	0.04	0.01
June 1, 2008 – August 31, 2008	0.60	0.025
March 1, 2008 – May 31, 2008	0.98	0.35
December 1, 2007 – February 29, 2008	1.05	0.85
September 1, 2007 – November 30, 2007	1.30	0.82
June 1, 2007 – August 31, 2007	1.00	0.46

(1)   We completed a reverse split of our common stock on a 1:400 basis on July 23, 2010. These prices take into account the effect of the reverse stock split.

Holders

As of September 14, 2010, there were 118 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

We implemented two equity compensation plans on November 23, 2007:

●
2007 Stock Compensation Plan:  A total of 5,000 shares of common stock are authorized under the plan. All 5,000 shares underlying the plan were reserved for issuance on the date the plan was adopted. As of May 31, 2010, a total of 375 shares have been issued under the plan, none of which were issued during the year ended May 31, 2010.

●
2007 Non-Qualified Stock Option Plan:  Options to purchase up to 5,000 shares of common stock are authorized to be granted under this plan. All 5,000 shares underlying the plan were reserved as of the date the plan was adopted. As of May 31, 2010, options to purchase up to 62 shares have been granted under the plan. All options issued under the plan had vested as of May 31, 2010. During the year ended May 31, 2010, we did not grant any options under the plan.

Our Stock Option Committee, or the Board of Directors in lieu thereof, is authorized to administer our 2007 Stock Compensation Plan and 2007 Non-Qualified Stock Option Plan, and has the authority and discretion to determine the eligible recipients, the amount of the securities to be issued, and the terms and conditions of the securities issued as they may deem necessary in accordance with the terms of each of these plans.

Pursuant to the terms of the 2007 Stock Compensation Plan and the 2007 Non-Qualified Stock Option Plan, we may issue up to 5,000 shares and options to purchase up to 5,000 shares of our common stock, respectively, to our employees, consultants, directors, and other persons associated with us and any of our subsidiaries. Options may have a term of up to five years and an exercise price as determined by the plan administrator. Options vest as specified by the plan administrator, and if no vesting date is specified, options vest on the following basis:

●	Directors and senior officers – 50% upon the grant date, and 50% one calendar year thereafter;

●	Employees – 10% at the end of any probation period or three months from the date of engagement and 5% at the end of each calendar month thereafter; and

●
Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of the first term or upon 50% of completion of the project term, and the remainder 30 days thereafter.

Equity Compensation Plan Information

	As of May 31, 2010
	Number of Common Shares Issued or to be Issued Under Equity Compensation Plans	Weighted-Average Exercise Price of OutstandingOptions, Warrants andRights ($)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders
2007 Stock Compensation Plan	375	-	4,625
2007 Non-Qualified Stock Option Plan	62	0.27	4,938
Equity compensation plans approved by shareholders	0	0	0
Total	437	-	9,563

Recent Sales of Unregistered Securities

There are no previously unreported sales of our unregistered securities.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements, including the notes thereto, appearing elsewhere in this annual report, as well as the section in this annual report entitled “Description of Business”.  These financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars.

We are an exploration stage company with limited operations and no revenues from our business operations since inception in April 2006. Our auditors have issued a going concern opinion relating to our business which means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional financing to fund our operations.

We currently own options to acquire a 100% interest in two mineral properties located in the Province of British Columbia, Canada, which we acquired in January and August 2010. We have not conducted any material exploration work on these properties. We previously held interests in two mineral properties located in the State of Colorado which we acquired in June 2007 and January 2008. Pursuant to the terms of a settlement agreement entered in August 2009, we transferred all of our interest in these properties to a debentureholder in October 2009 in settlement of amounts owing by us under certain debentures upon an event of default under the debentures.

Our plan of operations for the next 12 months is to explore our mineral properties. We plan to begin by conducting a small exploration project on each of our properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans over the next 12 months. As at May 31, 2010, we had cash of $2,194 and a working capital deficit of $374,038 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to May 31, 2010. As of May 31, 2010, we had an accumulated deficit of $7,321,429. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

During the year ended May 31, 2009, we defaulted under three secured convertible debenture purchase agreements as we were unable to pay fees to maintain our interest in any of our 472 mineral claims located in Colorado. We entered into a settlement agreement on August 27, 2009 with one of our debentureholders in settlement of amounts owning under our convertible debentures which required the transfer of all of our interest in two subsidiaries and all of their assets to the debentureholder, including all mineral claims, intellectual property rights and property and equipment, which was completed in October 2010.

Expenses

From April 4, 2006 (date of inception) to May 31, 2010, our total expenses were $2,210,976, comprised of $480,608 in professional fees, $5,850 in mineral property costs and $1,724,518 in general and administrative expenses.

Our total expenses decreased to $240,982 for the year ended May 31, 2010 from $478,613 for the year ended May 31, 2009. The decrease in total expenses was mainly due to reduced overhead expenses as a result of curtailing our exploration activities due to a lack of financial resources.

We recognized total other expenses of $79,964 from our inception to May 31, 2010, primarily due to interest expense and amounts owing under our convertible debentures. For the year ended May 31, 2010, we recognized total other expenses of $13,877, compared to $60,961 for the year ended May 31, 2009, due to interest expense and amounts owing under our convertible debentures.

Loss From Discontinued Operations

We recognized a loss from discontinued operations of $4,320 during the year ended May 31, 2010, compared to a loss from discontinued operations of $82,855 during the year ended May 31, 2009, due to the transfer of all of our interest in two subsidiaries (and related assets) as a result of our default under our convertible debentures. This See Note 11 to our audited financial statements included in this annual report for more information.

Net Loss

For the year ended May 31, 2010, we recognized a net loss of $259,179, compared to a net loss of $622,429 for the year ended May 31, 2009.

Liquidity and Capital Resources

As of May 31, 2010, we had cash of $2,194, a working capital deficit of $374,038, total assets of $7,788, total liabilities of $379,853 and an accumulated deficit of $7,321,429.

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to May 31, 2010, financing activities provided cash of $4,013,429, primarily from the sale of our common stock. During the fiscal year ended May 31, 2010, financing activities provided cash of $16,171, compared to $368,461 in the year ended May 31, 2009, primarily from advances from related parties and loans.

Operating activities used cash of $55,466 for the year ended May 31, 2010, compared to $388,654 for the year ended May 31, 2009, primarily as a result of the curtailment of exploration activities due to our limited resources. An increase in accounts payable and accrued liabilities provided cash of $201,746 in the year ended May 31, 2010, compared to $89,714 in the prior year.

Investing activities during the year ended May 31, 2010 provided cash of $38,217, compared to $12,496 in the prior year, primarily due to the disposition of our interest in our subsidiaries resulting from the settlement of our convertible debentures.

We expect that our total expenses will increase over the next year as we increase our business operations and exploration activities on our mineral properties. We do not anticipate generating any revenues for the foreseeable future. Our plan of operations for the next 12 months is to explore our mineral properties. We anticipate we will require approximately $0.5 million to carry out our exploration plans over the next 12 months and will require significant financing to pursue our exploration plans.

We intend to raise additional capital for the next 12 months from the sale of our equity securities or loans from related and other parties.  If we are unsuccessful in raising sufficient capital through such efforts, we may consider other financing avenues such as bank financing. There is no assurance that any financing will be available to us or if available, on terms that will be acceptable to us.  If we are unable to raise additional capital, our business may fail.

Even though we plan to raise capital through equity or debt financing, we believe that the latter may not be a viable alternative for funding our operations as we do not have tangible assets to secure any such financing.  We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide any assurance that we will be able to raise sufficient funds from the sale of our common stock to finance our operations.  In the absence of such financing, we may be forced to abandon our business plan.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the period ended May 31, 2010 have been prepared on a going concern basis and Note 1 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations.  We do not anticipate generating any revenues in the foreseeable future, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the year ended May 31, 2010, the Company recorded stock-based compensation of $nil (2009 - $88,210) as general and administrative expense.

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
May 31, 2010
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Stockholders
Buckingham Exploration Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009, and the related statement of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from April 4, 2006 (Date of Inception) to May 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 4, 2006 (Date of Inception) to May 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

/s/ "MANNING ELLIOTT  LLP"
MANNING ELLIOTT LLP

Vancouver, Canada

September 14, 2010

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	May 31, 2010 $	May 31, 2009 $
ASSETS

Current Assets

Cash	2,194	3,272
Receivables	3,621	2,188
Prepaid expenses and deposits	–	1,073

Total Current Assets	5,815	6,533

Property and Equipment (Note 4)	1,973	–
Net Assets of Discontinued Operations (Note 11)	–	18,039

Total Assets	7,788	24,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 6)	262,211	154,993
Accrued liabilities	13,528	36,291
Loans payable (Note 5)	104,114	–
Secured convertible debentures (Note 8)	–	411,407

Total Current Liabilities	379,853	602,691

Commitments and Contingencies (Notes 1 and 12)
Subsequent Events (Note 14)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
112,818 and 110,031 shares issued and outstanding, respectively	11	10

Additional Paid-in Capital	6,949,353	6,484,121

Deficit Accumulated During the Exploration Stage	(7,321,429)	(7,062,250)

Total Stockholders’ Deficit	(372,065)	(578,119)

Total Liabilities and Stockholders’ Deficit	7,788	24,572

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)

	For the Year Ended May 31, 2010 $	For the Year Ended May 31, 2009 $	Accumulated from April 4, 2006 (Date of Inception) to May 31, 2010 $
Revenue	–	–	–

Expenses

General and administrative (Note 6)	131,954	379,433	1,724,518
Mineral property costs	5,850	–	5,850
Professional fees	103,178	99,180	480,608

Total Expenses	240,982	478,613	2,210,976

Net Loss Before Other Income (Expenses)	(240,982)	(478,613)	(2,210,976)

Other Income (Expenses)

Interest income	–	74	2,276
Miscellaneous income	–	1,467	1,467
Interest expense	(12,721)	(39,539)	(59,588)
Accretion of convertible debenture discount	(8,433)	(22,963)	(31,396)
Gain on disposal of property and equipment	7,277	–	7,277

Total Other Income (Expenses)	(13,877)	(60,961)	(79,964)

Net Loss From Continuing Operations	(254,859)	(539,574)	(2,290,940)

Discontinued Operations (Note 11)

Results from discontinued operations	(4,320)	(82,855)	(5,030,489)

Total Loss From Discontinued Operations	(4,320)	(82,855)	(5,030,489)

Net Loss	(259,179)	(622,429)	(7,321,429)

Net Loss Per Share – Basic and Diluted (Note 2(e))

Net Loss Before Discontinued Operations	(2.26)	(4.92)
Discontinued Operations	(0.04)	(0.76)
Net Loss	(2.30)	(5.68)

Weighted Average Shares Outstanding	112,607	109,598

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Year Ended May 31, 2010 $	Year Ended May 31, 2009 $	Accumulated from April 4, 2006 (Date of Inception) to May 31, 2010 $
Operating Activities

Net income (loss) for the period	(259,179)	(622,429)	(7,321,429)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	8,433	22,963	31,396
Amortization	57	–	57
Common shares issued (cancelled) for services	–	–	32,000
Shares issued for mineral property costs	1,100	–	2,301,100
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	88,210	576,120
Loss (Gain) on disposal of property and equipment	(7,277)	–	(7,277)
Loss from discontinued operations	1,087	16,070	37,785
Loss on conversation of convertible loan	–	7,596	–

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	201,746	89,714	374,568
Other receivables	(1,433)	8,841	(5,909)
Prepaid expenses	–	381	(1,043)
Due to related parties	–	–	(12,083)

Net Cash Used in Operating Activities	(55,466)	(388,654)	(1,764,590)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(2,030)	–	(86,763)
Proceeds from disposition of subsidiaries	32,970	–	32,970
Proceeds from disposal of property and equipment	7,277	-	24,777
Proceeds from disposal of property and equipment in discontinued operations	-	12,496	12,496
Net Cash Used in Investing Activities	38,217	12,496	(2,246,645)

Financing Activities

Advances from related parties	28,400	168,461	211,233
Repayments to related parties	(50,561)	–	(50,561)
Proceeds from notes payable	38,332	–	61,694
Repayment of note payable	–	–	(23,362)
Proceeds from loans payable	–	225,000	375,000
Repayment of loans payable	–	(25,000)	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	16,171	368,461	4,013,429

(Decrease) Increase In Cash	(1,078)	(7,697)	2,194
Cash - Beginning of Period	3,272	10,969	–

Cash – End of Period	2,194	3,272	2,194

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	–	350,000	350,000
Convertible debt issued to settle related party advances	–	150,000	150,000
Common stock issued for mineral property acquisitions	1,100	–	2,201,100
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	–	15,000	172,000
Disposal of property and equipment for debt settlement	16,952	–	16,952
Settlement of debt	453,987	–	453,987

Supplemental Disclosures
Interest paid	–	5,715	21,897
Income tax paid	–	–	–

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2010
(Expressed in US dollars)

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares #	Par Value $	Subscribed $	Capital $	Stage $	Total $
Balance – April 4, 2006 (Date of Inception)	–	–	–	–	–	–

May 8, 2006 - issuance of common shares for cash proceeds at $0.04 per share	50,000	5	–	1,995	–	2,000

May 20, 2006 - issuance of common shares for cash proceeds at $0.04 per share	2,500	–	–	100	–	100

May 26, 2006 - issuance of common shares for cash proceeds at $0.04 per share	2,500	–	–	100	–	100

May 31, 2006 - common shares subscribed at $40 per share	–	–	10,350	–	–	10,350

Net loss for the period	–	–	–	–	(6,416)	(6,416)

Balance – May 31, 2006	55,000	5	10,350	2,195	(6,416)	6,134

July 1, 2006 - issuance of common shares for cash proceeds at $40 per share	1,318	–	(10,350)	52,725	–	42,375

August 8, 2006 - issuance of common shares for acquisition of mineral property at $40 per share	5,000	1	–	199,999	–	200,000

September 28, 2006 - issuance of common shares for transfer agent expenses at $40 per share	300	–	–	12,000	–	12,000

May 7, 2007 - issuance of common shares for cash proceeds at $40 per share	50	–	–	2,000	–	2,000

May 7, 2007 - issuance of common shares for cash proceeds at $40 per share	500	–	–	20,000	–	20,000

May 7, 2007 - issuance of common shares for acquisition of mineral property at $40 per share	12,500	1	–	499,999	–	500,000

May 11, 2007 - issuance of common shares for mineral property finders fee at $40 per share	2,500	–	–	100,000	–	100,000

May 16, 2007 - issuance of common shares for cash proceeds at $100 per share	10,750	1	–	1,074,999	–	1,075,000

May 16, 2007 - issuance of common shares for finders fee at $100 per share	538	–	–	53,750	–	53,750

Stock-based compensation	–	–	–	134,999	–	134,999

Share issuance expenses	–	–	–	(53,750)	–	(53,750)

Net loss for the year	–	–	–	–	(1,663,949)	(1,663,949)

Balance – May 31, 2007	88,456	8	–	2,098,916	(1,670,365)	428,559

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2010
(Expressed in US dollars)

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares #	Par Value $	Subscribed $	Capital $	Stage $	Total $
Balance – April 4, 2006 (Date of Inception)	–	–	–	–	–	–

May 8, 2006 - issuance of common shares for cash proceeds at $0.04 per share	50,000	5	–	1,995	–	2,000

May 20, 2006 - issuance of common shares for cash proceeds at $0.04 per share	2,500	–	–	100	–	100

May 26, 2006 - issuance of common shares for cash proceeds at $0.04 per share	2,500	–	–	100	–	100

May 31, 2006 - common shares subscribed at $40 per share	–	–	10,350	–	–	10,350

Net loss for the period	–	–	–	–	(6,416)	(6,416)

Balance – May 31, 2006	55,000	5	10,350	2,195	(6,416)	6,134

July 1, 2006 - issuance of common shares for cash proceeds at $40 per share	1,318	–	(10,350)	52,725	–	42,375

August 8, 2006 - issuance of common shares for acquisition of mineral property at $40 per share	5,000	1	–	199,999	–	200,000

September 28, 2006 - issuance of common shares for transfer agent expenses at $40 per share	300	–	–	12,000	–	12,000

May 7, 2007 - issuance of common shares for cash proceeds at $40 per share	50	–	–	2,000	–	2,000

May 7, 2007 - issuance of common shares for cash proceeds at $40 per share	500	–	–	20,000	–	20,000

May 7, 2007 - issuance of common shares for acquisition of mineral property at $40 per share	12,500	1	–	499,999	–	500,000

May 11, 2007 - issuance of common shares for mineral property finders fee at $40 per share	2,500	–	–	100,000	–	100,000

May 16, 2007 - issuance of common shares for cash proceeds at $100 per share	10,750	1	–	1,074,999	–	1,075,000

May 16, 2007 - issuance of common shares for finders fee at $100 per share	538	–	–	53,750	–	53,750

Stock-based compensation	–	–	–	134,999	–	134,999

Share issuance expenses	–	–	–	(53,750)	–	(53,750)

Net loss for the year	–	–	–	–	(1,663,949)	(1,663,949)

Balance – May 31, 2007	88,456	8	–	2,098,916	(1,670,365)	428,559

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2010
(Expressed in US dollars)

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares #	Par Value $	Subscribed $	Capital $	Stage $	Total $
Balance – May 31, 2009	110,031	10	–	6,484,121	(7,062,250)	(578,119)

June 5, 2009 – issuance of common stock in lieu of interest at $4 per share	2,537	1	–	10,145	–	10,146

February 12, 2010 – issuance of common stock for mineral property at $4.40 per share	250	–	–	1,100	–	1,100

Gain on settlement of debt (Note 11)	–	–	–	453,987	–	453,987

Net loss	–	–	–	–	(259,179)	(259,179)

Balance – May 31, 2010	112,818	11	–	6,949,353	(7,321,429)	(372,065)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2010, the Company has a working capital deficit of $374,038 and an accumulated deficit of $7,321,429. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2010, the Company had $2,194 cash in the bank.  The Company requires a minimum of $965,000 to proceed with their plan of operations over the next twelve months.  If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

The Company currently trades on the OTCBB under the symbol ‘BUKX.OB’.

2.   Summary of Significant Accounting Policies

a)  Basis of Presentation and Consolidation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  Until August 27, 2009, the financial statements included the accounts to the Company and its wholly-owned subsidiaries, Hyde Park Uranium, Inc. and Alpha Beta Uranium, Inc.  The Company entered into an agreement dated August 27, 2009 for the settlement of the outstanding convertible debenture described in Note 8.  Under the terms of the agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal to settle the convertible debenture.  The Company’s fiscal year-end is May 31.

(b)  Use of Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, stock-based compensation expense, secured convertible debentures and deferred income tax asset allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)  Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)  Property and Equipment

Property and equipment comprised of computer is recorded at cost and amortized over 3 years using the straight line method.

2.   Summary of Significant Accounting Policies (continued)

(e)  Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. A total of 12,500 (2009 – 25,200) outstanding warrants and nil (2009 – 7,562) options outstanding have been excluded from the year ended May 31, 2010 and 2009 as they would be anti-dilutive.

Components of basic and diluted earnings per share for the year ended May 31, 2010 and 2009 were as follows:

	For the year ended
	May 31, 2010	May 31, 2009

Net loss (A)	$(259,179)	$(622,429)

Weighted average outstanding shares of common stock - Basic (B)	112,607	109,598
Dilutive securities - Diluted (C)	–	–
	112,607	109,598
Earnings per share:
Basic (A/B)	$(2.30)	$(5.68)
Diluted (A/C)	$(2.30)	$(5.68)

(f)  Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2010 and 2009 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(h)  Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. As at May 31, 2010, the Company has not incurred any asset retirement obligations.

2.   Summary of Significant Accounting Policies (continued)

(i)  Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(j)  Financial Instruments

ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, receivables, accounts payable and loans payable.

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

2.   Summary of Significant Accounting Policies (continued)

(l)  Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. During the year ended May 31, 2010, the Company recorded stock-based compensation of $nil (2009 - $88,210) as general and administrative expense.

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

3.   Mineral Properties

On May 9, 2007, the Company entered into a purchase agreement with Pikes Peak Resources, Inc. (“Pikes”), a British Columbia corporation, for the acquisition of 29 unpatented mining claims located in Teller County, Colorado. The purchase consideration for the claims was $1,000,000, payable as to $500,000 cash and the issuance of 5,000,000 common shares of the Company with a fair value of $500,000. Pikes will receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. The Company reimbursed $3,700 to Pikes for the costs of locating the claims. The Company has an option to purchase the royalty for $1,000,000 as adjusted for inflation. The Company has also agreed to buy back shares of common stock from Pikes at prevailing market price up to $150,000 for any taxes payable by Pikes as a result of the transaction. Pikes shall also have the option to repurchase the claims upon abandonment by the Company. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $1,100,000 of mineral property acquisition costs for the year ended May 31, 2007. During the year ended May 31, 2010, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 11).

3.   Mineral Properties (continued)

On July 27, 2007, the Company entered into an exploration agreement with an option to purchase a property known as High Park Trails Ranch in Teller County, Colorado. The property adjoins the Company’s High Park Uranium Project. Pursuant to the terms of the option agreement, the Company paid an option payment of $100,000 on July 27, 2007 to acquire the surface and mineral estates over 265 acres, with a further payment of $2,900,000 at the end of a twelve month period to exercise the non-exclusive option to purchase the property. During the option period, the Company has full access to the property to conduct an exploration and drill program to ascertain whether it wishes to exercise its option. The Company must also pay a production royalty of approximately 5% of the net returns generated by the Company from the exploration of the property. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $100,000 of mineral property acquisition costs for the year ended May 31, 2008. During the year ended May 31, 2009, the Company decided not to pursue any further exploration of the property. During the year ended May 31, 2010, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 11).

On August 27, 2007, the Company entered into an exclusive option agreement with Proteus Mining Limited (“Proteus”) for the acquisition of 939 unpatented lode mining claims located in Colorado. Proteus will also receive net returns royalty of 2% of the proceeds of minerals mined and sold from the claims. As at November 30, 2007, the Company had made payments of $1,375,000 relating to the acquisition of the mining claims. On January 21, 2008, the agreement was amended to acquire 419 unpatented lode mining claims in exchange for an additional $210,000 and the issuance of 3,000,000 common shares of the Company with a fair value of $1,500,000. As it has not been determined whether there are proven or probable reserves on the property, the Company recognized an impairment loss of $3,085,000 of mineral property acquisition costs for the year ended May 31, 2008. During the year ended May 31, 2010, the Company transferred all mineral properties to Regal Uranium Inc. pursuant to the Settlement and Execution Agreement (Note 11).

On January 6, 2010, the Company entered into an Option Agreement (the “Option Agreement”) with Argus Metals Corp. (“Argus”) in relation to three mining claims known as the Lady Ermalina Chemainus Claims located in British Columbia. The Company agreed to issue an aggregate of 250 post-split shares of common stock on execution of the Option Agreement (issued), an additional 1,250 post-split shares of common stock on or before two years from the date of execution of the Option Agreement, and to pay cash of Cdn$5,000 (paid) in consideration for the grant of the sole and exclusive right and option to acquire a one hundred percent (100%) undivided interest in the Property. Further, the Company has to incur not less than $600,000 in expenditures related to exploration and development on the Property before January 6, 2012.

4.   Property and Equipment

	Cost $	Accumulated Amortization $	Net Book Value May 31, 2010 $	Net Book Value May 31, 2009 $

Computer	2,030	57	1,973	–

During the year ended May 31, 2009, the Company disposed of its motor vehicles for proceeds of $12,496 resulting in a loss of $7,878. The balance of property and equipment consisting of office furniture and equipment was reclassified as net assets of discontinued operations. Refer to Note 11.

5.   Loans Payable

(a)  During the year ended May 31, 2010, the Company received operating loans in the amount of $38,332 (Cdn$40,000).  The loans are unsecured, non-interest bearing, and payable on demand.

(b)  On May 5, 2010, the Company entered into two promissory note agreements with its legal counsel for $65,782, which represents the debt owed by the Company to its legal counsel for services rendered on or before April 30, 2010.  The loans are unsecured, non-interest bearing, and payable on demand.

6.   Related Party Transactions and Balances

(a)  During the year ended May 31, 2010, the Company incurred $120,000 (2009 - $179,875) for management services provided by the President of the Company.

(b)  Included in accounts payable at May 31, 2010, is $182,519 (2009 - $86,058) owing to the President of the Company, representing advances of $2,519 (2009 - $26,058) made to the Company, and unpaid management fees of $180,000 (2009 - $60,000).

6.   Related Party Transactions (continued)

(c)  Included in accounts payable at May 31, 2010, is $30,654 (2009 - $10,146) owing to Regal Uranium Inc. (“Regal”), a company with a common director, representing advances of $20,508 (Cdn$21,400) (2009 - $nil) made to the Company, and unpaid interest of $10,146 (2009 - $10,146) related to a convertible debenture disclosed in Note 6(d) and 8.  Subsequent to May 31, 2010, the Company issued 2,536 post-split restricted common shares in full consideration of the interest of $10,146.  Refer to Note 14(a).

(d)  On September 24, 2008, the Company entered into a secured convertible debenture agreement with Regal to purchase a debenture (the “Debenture”) in the amount of $150,000, together with 3,750 warrants. Each warrant entitles Regal to acquire one common share of the Company exercisable at $40 per share until September 24, 2010. The Company entered into a settlement agreement dated August 27, 2009 with Regal for the settlement of the outstanding convertible debenture plus accrued interest. Refer to Note 8.

7.   Common Stock

(a)  The Company entered into an investor relations agreement on May 7, 2008 for a one year period and issued 625 post-split common shares at $180 per share with a fair value of $112,500.  On October 9, 2008 the Company issued a written notice of rescission of the agreement and cancellation of the 625 post-split restricted common shares due to the failure of the public relations consultant to provide services in accordance with the agreement.

(b)  On December 9, 2008, the Company issued 1,250 post-split common shares of the Company at a fair value of $12 per share as compensation for consulting services of $15,000, of which 250 post-split common shares were issued under the Company’s Stock Plan as described in Note 9.

(c)  On June 25, 2009, the Company issued 2,537 post-split restricted common shares at $2 per share to a debenture holder in full consideration of $10,146 in accrued interest (Note 8).

(d)  On February 12, 2010, the Company issued 250 post-split shares of common stock at $4.40 per share pursuant to a mineral property option agreement. Refer to Note 3.

(e)  On July 23, 2010, the Company effected a 1 for 400 reverse stock split of the issued and outstanding common stock.  As a result, the issued and outstanding shares decreased from 45,126,850 shares of common stock to 112,818 shares of common stock.  The number of shares that the Company is authorized to issue will not change as a result of the common stock split and will remain at 80,000,000 common shares and 20,000,000 preferred shares all with a par value of $0.0001.  All share, stock option and warrant amounts have been retroactively adjusted for all periods presented.  See Note 14(c).

8.   Secured Convertible Debentures

On September 24, 2008, the Company entered into three secured convertible debenture purchase agreements with three investors providing for the sale of convertible debentures (the “Debentures”) in the aggregate principal amount of $500,000, and 12,500 post-split warrants (the “Warrants”) to purchase 12,500 post-split shares of the Company’s common stock, exercisable at a price of $40 per share until September 24, 2010.

The outstanding principal and accrued interest was payable by the Company in 24 equal monthly installments commencing September 24, 2009. Interest on the Debentures accrued monthly at a rate of 10% per annum.  The investors may convert, at any time, any amount outstanding under the Debentures into shares of common stock of the Company at a conversion price of $20 per share.

In accordance with ASC 470-20, Debt – Debt with Conversion and Other Options, the Company has allocated the proceeds of issuance between the Debentures and the Warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the Warrants of $111,556 as additional paid-in capital and an equivalent discount against the Debentures. The Company will recognize interest expense over the term of the Debentures of $111,556 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Debentures was accreted to the face value of $500,000 to maturity.

The Debentures were secured by a security interests in all current and future assets of the Company and its subsidiaries.

On June 5, 2009, the Company entered into agreements with the debenture holders to issue 8,455 post-split restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. On June 25, 2009, the Company issued 2,537 post-split restricted common shares to one of the debenture holders (Note 7(c)) and subsequent to the year ended May 31, 2010, the Company issued 5,918 post-split restricted common shares to two debenture holders.  Refer to Notes 14(a) and (b).

8.   Secured Convertible Debentures (continued)

During the year ended May 31, 2010, the Company incurred an Event of Default as defined in its Debentures due to a financial difficulties clause. Accordingly, on August 27, 2009, the Company received a Notice of Default under the terms of its debenture with one of its debenture holders, Regal Uranium Inc. (“Regal”). The Company entered into an Execution and Settlement Agreement (the “Settlement Agreement”) dated August 27, 2009 with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal.  Regal has agreed to pay $50,000 ($32,970 received) to the Company, and had the remaining $350,000 of debentures assigned to Regal. As at August 27, 2009, accrued interest of $12,059 was included in accrued liabilities, and accumulated accretion expense of $8,433 increased the carrying value of the Debentures to $419,839. Refer to Note 11.

9.   Stock Options

In November 2007, the Company adopted a stock compensation plan (the “Stock Plan”) to issue up to 5,000 post-split common shares to executives, employees and consultants. A total of 4,625 post-split common shares are available for future issuance under the Stock Plan as of May 31, 2010.

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 5,000 post-split common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. A total of 4,938 post-split common shares are available for future issuance under the Plan as of May 31, 2010. If not specified, the options shall vest as follows:

●	Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year

●	Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter

●	Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

The following is a summary of the stock option activity for the year ended May 31, 2010 and 2009.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, May 31, 2008 and 2009	7,562	$109.00
Expired	(7,562)	109.00

Outstanding, May 31, 2010	–	$–	–	$–

Exercisable, May 31, 2010	–	$–	–	$–

10.   Warrants

The following is a summary of the warrant activity during the year ended May 31, 2010:

	Number Of Warrants	Weighted Average Exercise Price

Balance, May 31, 2009	25,200	$220.00
Expired	(12,700)	400.00

Balance, May 31, 2010	12,500	$40.00

10.   Warrants (continued)

The following is a summary of the warrants outstanding at May 31, 2010:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date

12,500	$ 40.00	September 24, 2010

11.   Discontinued Operations

The Company entered into an Execution and Settlement Agreement dated August 27, 2009 with Regal Uranium Inc. for the settlement of its outstanding convertible debentures in consideration for the transfer of all interests in the Company’s wholly-owned subsidiaries and its property and equipment and mineral properties. Refer to Note 8.

Gain on disposal of discontinued operations is summarized as follows:

May 31, 2010 $

Proceeds received from disposition	32,970
Prepaid expenses	(1,073)
Office furniture and equipment, net of accumulated depreciation of $12,190	(16,952)
Assumption of liabilities of subsidiaries	7,144
Accrued interest	12,059
Convertible debt, net of discount of $80,161	419,839

Gain on disposal of discontinued operations	453,987

The results of discontinued operations are summarized as follows:

	For the year Ended May 31, 2010 $	For the year Ended May 31, 2009 $	Period from April 4, 2006 (Inception) To May 31, 2010 $
Expenses

Amortization	1,087	6,990	22,525
General and administrative	3,233	4,117	67,478
Impairment of mineral property costs	–	–	4,530,126
Professional fees	–	–	10,382
Mineral property costs	–	63,870	385,920
Loss on disposal of property and equipment	–	7,878	14,058

Net Loss from Discontinued Operations	(4,320)	(82,855)	(5,030,489)

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

(b)  On May 5, 2008 the Company entered into an agreement with a public relations consultant for a 12 month period commencing on May 5, 2008. The services to be provided pursuant to the agreement include, but are not limited to, the preparation and dissemination of press releases and other communications materials to increase investor awareness of the Company in Europe and North America. In consideration of the services to be provided, the Company is obligated to pay $15,000 (paid) and 625 post-split restricted common shares of the Company (issued) and an additional $85,000 by July 5, 2008, which has not been paid due to dispute over non performance of the contractual obligations of the consultant. In October 2008, the Company issued a written notice of rescission of the agreement and cancellation of the 625 post-split restricted common shares due to the failure of the public relations consultant to provide services in accordance of the agreement.

13.   Income Taxes

The Company has a net operating loss carryforward of $2,228,010 available to offset taxable income in future years which commence expiring in fiscal 2029.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The reconciliation of recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	May 31, 2010 $	May 31, 2009 $

Income tax recovery at statutory rate	(90,713)	(217,850)
Non-deductible expenses	385	30,874
Change in valuation allowance	90,328	186,976

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2010 and 2009, are as follows:

	May 31, 2010 $	May 31, 2009 $

Net operating loss carryforward	779,804	689,476
Valuation allowance	(779,804)	(689,476)

Net deferred income tax asset	–	–

14.   Subsequent Events

(a)  On June 5, 2009, the Company entered into an agreement with a debenture holder described in Note 8 and 6 (c) to issue 2,536 post-split restricted common shares at $4 per share in full consideration of $10,146 in interest accrued up to May 31, 2009. The Company issued the 2,536 post-split restricted shares subsequent to May 31, 2010.

(b)  On June 5, 2009, the Company entered into an agreement with a debenture holder described in Note 8 to issue 3,382 post-split restricted common shares at $4 per share in full consideration of $13,528 in interest accrued up to May 31, 2009.  The Company issued the 3,382 post-split restricted shares subsequent to May 31, 2010.

(c)  On July 23, 2010, the Company effected a 1 for 400 reverse stock split of the issued and outstanding common stock.  As a result, the issued and outstanding shares on July 23, 2010 decreased from 45,126,850 shares of common stock to 112,818 shares of common stock.  The number of shares that the Company is authorized to issue will not change as a result of the common stock split and will remain at 80,000,000 common shares and 20,000,000 preferred shares all with a par value of $0.0001.  All share amounts have been retroactively adjusted for all periods presented.

(d)  On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada.

(e)  On August 23, 2010, 0887717 B.C. Ltd. (“0887717”), a British Columbia company and wholly owned subsidiary of the Company, entered into an option agreement (the “Option Agreement”), with Murray Scott Morrison, pursuant to which 0887717 is granted the right to acquire 100% interest in the mineral property located on Mount Vallace in the Beaverdell Area, Greenwood Mining Division in the Province of British Columbia, Canada (the “Property”).

In accordance with the provisions of the Option Agreement, 0887717 may exercise its options to acquire 100% interest in the Property by making a payment of $5,000 on the date of execution of the Option Agreement, incurring not less than $10,000 in expenditures related to exploration and development on the Property prior to September 30, 2010 and paying a sum of $1,000 on or before November 30, 2010. Pursuant to the terms of the Option Agreement, 0887717 granted Mr. Morrison a stock option to purchase up to 10% of its total issued and outstanding share capital of the Company at the total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the Property.  The Stock Option shall expire after 36 months from the date of the Option Agreement.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our sole officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our sole officer concluded, as of the end of the period covered by this annual report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information was not accumulated and communicated to our sole executive officer to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2010, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has a sole officer/director and does not have a majority of independent directors on its board or audit committee. The Company has no policy on fraud and no code of ethics at this time.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2010 pursuant to rules of the SEC.

Changes in Internal Control

On September 25, 2009, we implemented an audit committee comprised of our sole director, C. Robin Relph. The audit committee adopted an audit committee charter governing the duties of the audit committee.

During the quarter ended May 31, 2010, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Not Applicable.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at one.

Our sole director and officer is as follows:

Name	Age	Position
Christopher Robin Relph	61	Director, President, Chief Executive Officer,
		Chief Financial Officer
		Treasurer, Secretary, Principal Accounting Officer

Our directors serve as directors until our next annual shareholders’ meeting or until a successor is elected and qualified. Officers hold their positions at the discretion of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

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

Significant Employees

Other than the senior officer described above, there are no other individuals that make a significant contribution to our business.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

We currently have one director, who is not considered to be independent under applicable SEC rules.

Nominating Committee

Given our size and limited financial resources, we have not implemented a nominating committee. Our current director considers nominations to our board. We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the twelve months ended May 31, 2010.

Audit Committee

On September 25, 2009, we implemented an audit committee currently comprised of our sole director. The audit committee adopted an audit committee charter governing the duties of the audit committee. In accordance with the audit committee charter, our audit committee is responsible for: (1) the selection and oversight of our independent auditors; (2) the selection, evaluation and recommendation to the Board, for shareholder approval, of the auditor to examine our accounts, controls and financial statements; (3) recommending to the Board the compensation to be paid to our external auditors; (4) pre-approval of all non-audit services to be provided by the auditor to us or our subsidiaries; (5) oversight of the work of the auditor; (6) review of our audited consolidated financial statements, interim financial statements, our management’s discussion and analysis,  and recommendation of their approval to the Board; and (7) review and consideration of any significant reports and recommendations issued by our auditors. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We do not have an audit committee financial expert as we believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as we currently have limited financial resources and only one director and officer.  We plan to adopt a code of ethics as our business develops and we appoint additional directors and officers.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on information provided to us, all such reports have been filed under Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth, as of May 31, 2010, the compensation paid to our sole officer and director during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compensation Earnings	All Other Compen-sation	Total
		($)	($)	($)	($)		($)	($)	($)
C. Robin Relph (1)	2010	$120,000 (1)	0	0	0	0	0	0	$120,000
	2009	$179,875 (2)	0	0	0	0	0	0	$179,875

(1)
Christopher Robin Relph is our sole director, President, Chief Executive Officer and Chief Financial Officer. Represents management fees incurred and paid or payable to Mr. Relph as  CEO during the year ended May 31, 2010 at a rate of $10,000 per month.

(2)
Represents management fees incurred and paid or payable to Mr. Relph as CEO during the year ended May 31, 2009 at a rate of $20,000 per month from March 15, 2008 to November 30, 2008 and at a rate of $10,000 per month from December 1, 2008 thereafter.

Option Grants

We did not grant any stock options or other similar securities to Mr. Relph, our sole director and officer, during the year ended May 31, 2010.  Mr. Relph does not own any stock options or other similar securities of our company.

Management Agreements

We entered into a management agreement with Christopher Robin Relph on May 7, 2007 with effect from March 1, 2007 regarding Mr. Relph’s service as our President, CEO and CFO. Pursuant to this agreement, Mr. Relph receives remuneration at the rate of $10,000 per month commencing March 1, 2007, payable at the beginning of each month, or accruing as a debt owing by us to Mr. Relph. In addition, Mr. Relph also received options to purchase 5,000 shares of our common stock at $0.40 per share until May 7, 2010, which expired unexercised.

On April 30, 2008 we entered into an amendment to the management agreement with Mr. Relph whereby we agreed to pay Mr. Relph $20,000 per month commencing March 15, 2008; payable at the beginning of each month, or accruing as a debt owing by us to Mr. Relph. By further amendment, Mr. Relph’s pay was reduced to $10,000 per month effective December 1, 2008.

Compensation upon Change of Control

As of May 31, 2010, we had no pension plans or compensatory plans or other arrangements, which provide compensation on the event of termination of employment or change in control of us.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended May 31, 2010.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 14, 2010 by: (i) each of our directors, (ii) each of our named executive officers and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Share	Christopher Robin Relph (2) 15 Nebuck House Olde Towne at Sandyport West Bay Street, Nassau, Bahamas	35,207 (3)	29.6%
	All Officers and Directors as a Group	35,207	29.6%
Common Share	Aran Asset Management SA Bahnhofplaz PO Box 4010 ZUG, 6304	7,325	6.2%
Common Share	Mark Orsmond (4) 993 Hampshire Rd North Vancouver British Columbia, Canada V7R 1V2	13,000	10.9%
Common Share	Proteus Mining Limited (5) 2 New Square, Lincoln’s Inn London, Untied Kingdom WC2A 3RZ	7,500	6.3%

1. Based on 118,754 issued and outstanding shares of common stock as of September 14, 2010 plus shares issuable to the individual security holder upon exercise of options and warrants.

2. Christopher Robin Relph is our sole director, President, CEO and CFO.

3. Includes 30,207 shares held directly by Mr. Relph, as well as 5,000 shares held by Cocotropolis Inc., a company over whose securities Mr. Relph shares dispositive and voting control with Shelley Miller.

4.  Includes 2,500 shares held by Mark Orsmond and 10,500 shares held by Pikes Peak Resources Inc.  To our knowledge, Mr. Orsmond has sole dispositive and voting control with regards to securities held by Pikes Peak Resources Inc.

5.  To our knowledge, George Oswald has sole dispositive and voting control with regards to securities held by Proteus Mining Limited.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the year ended May 31, 2010, we incurred $120,000  (2009 - $179,875) for management services provided by Christopher Robin Relph, our sole director and officer. As at May 31, 2010, accounts payable owing to Mr. Relph totaled $182,519 (2009 - $86,058), representing unpaid management fees of $180,000 (2009 - $60,000) and $2,519 (2009 - $26,058) owing to Mr. Relph for advances he made to us.

Included in accounts payable at May 31, 2010, is $30,654 (2009 - $10,146) owing to Regal Uranium Inc., a company with a common director, representing advances of $20,508 (Cdn$21,400) (2009 - $nil) made to the Company, and unpaid interest of $10,146 (2009 - $10,146) related to the convertible debenture settled in August 2009.  Subsequent to May 31, 2010, the Company issued 2,536 restricted shares of common stock in full consideration of the interest of $10,146.

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

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Manning Elliott LLP, for the audit of our annual financial statements for the years ended May 31, 2009 and 2010 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are in US dollars.

	Year Ended May 31, 2010	Year Ended May 31, 2009
Audit fees	$25,000	$35,910
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$25,000	$35,910

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statement Schedules

None.

Exhibits

Exhibit Number	Exhibit Description
10.1	Option Agreement, between 0887717 B.C. Ltd. and Mr. M. S. Morrison, dated August 23, 2010 (1)
10.2	Option Agreement with Argus Metals Corp., dated January 6, 2010 (2)
10.3	Execution and Settlement Agreement with Regal Uranium Inc. (3)
10.4	Amendment to Christopher Robin Relph Management Agreement, dated December 1, 2008 (3)
10.5	Amendment to Christopher Robin Relph Management Agreement, dated April 10, 2008 (4)
10.6	Robin Relph Management Agreement, dated May 7, 2007 (5)
10.7	2007 Non-Qualified Stock Plan (6)
10.8	2007 Non-Qualified Stock Option Plan (6)
99.1	Audit Committee Charter, dated September 25, 2009 (7)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit with our Form 8-K filed August 24, 2010.

(2) Included as an exhibit with our Form 8-K filed February 4, 2010.

(3) Included as an exhibit with our Form 10-K filed on September 15, 2009.

(4) Included as an exhibit with our Form 10-K filed on September 15, 2008.

(5) Included as an exhibit with our Form 10-KSB filed on September 4, 2007.

(6) Included as an exhibit with our Form S-8 filed on November 23, 2007.

(7) Included as an exhibit with our Form 10-Q for quarterly period ended November 30, 2009, filed January 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

Date: September 14, 2010	By:	/s/ Christopher Robin Relph
Christopher Robin Relph
Director, President, Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Christopher Robin Relph		September 14, 2010
Christopher Robin Relph	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer