Form 10-K/A
period 2010-05-31
Buckingham Exploration Inc.
filed 2010-09-16
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)      Yes ☐   No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2009: $705.47

Number of shares of common stock outstanding at September 14, 2010: 112,818

EXPLANATORY NOTE

This Form 10-K/A amends the Form 10-K for the year ended May 31, 2010 of Buckingham Exploration Inc. (the “Company”) to correct certain typographical errors in (i) the settlement date of the Company’s debentures under “Description of Business – Overview”, (ii) the exercise price of the warrants issued in connection with the Company’s debentures set out under “Description of Business – Development of Business”, (iii) the footnote relating to the Company’s most recent trading prices under “Market for Common Equity”, (iv) Note 11 to the financial statements, and (v) the exercise price of the options granted to the Company’s sole officer under “Executive Compensation – Management Agreements”.

Except as stated above, no other information has been changed from the originally filed Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K.

The Company has included new certifications of its sole officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-K/A.

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

We previously owned interests in two mineral properties located in the State of Colorado, the High Park mineral property and the Proteus mineral property, which we transferred to a debentureholder in October 2009, pursuant to a settlement agreement entered in August 2009, in settlement of amounts owing to our debentureholders.

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

On September 24, 2008, we entered into secured convertible debenture purchase agreements with three investors pursuant to which we sold three convertible debentures to the investors in the aggregate amount of $500,000 and we also granted to them warrants to purchase up to an aggregate of 12,500 shares of our common stock at an exercise price of $40 per share exercisable for a period of 2 years. The debentures accrued interest at a rate of 10% per annum and were convertible into shares of our common stock at a price of $20 per share. As collateral security, we granted the investors a security interest in all the right, title and interest of all of our present and future assets.

On June 5, 2009, we entered into agreements with the debentureholders to issue an aggregate of 8,455 shares of common stock to settle interest accrued up to May 31, 2009. On June 25, 2009, we issued an aggregate of 2,536 restricted shares of common stock to a debentureholder to settle interest accrued up to May 31, 2009 in the amount of $10,146. Subsequent to May 31, 2010, we issued a further 5,918 restricted shares of common stock to two debentureholders to settle interest accrued in the amount of $23,674.

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

Period	High ($)(1)	Low ($)(1)
June 1, 2010 – August 31, 2010	0.03	0.02
March 1, 2010 – May 31, 2010	0.03	0.01
December 1, 2009 – February 28, 2010	0.04	0.01
September 1, 2009 – November 30, 2009	0.02	0.01
June 1, 2009 – August 31, 2009	0.01	0.01
March 1, 2009 – May 31, 2009	0.01	0.01
December 1, 2008 – February 28, 2009	0.05	0.01
September 1, 2008 – November 30, 2008	0.04	0.01
June 1, 2008 – August 31, 2008	0.60	0.025
March 1, 2008 – May 31, 2008	0.98	0.35
December 1, 2007 – February 29, 2008	1.05	0.85
September 1, 2007 – November 30, 2007	1.30	0.82
June 1, 2007 – August 31, 2007	1.00	0.46

(1)   We completed a reverse split of our common stock on a 1:400 basis on July 23, 2010. These prices do not reflect the effect of the reverse stock split.

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

During the year ended May 31, 2009, we defaulted under three secured convertible debenture purchase agreements as we were unable to pay fees to maintain our interest in any of our 472 mineral claims located in Colorado. We entered into a settlement agreement on August 27, 2009 with one of our debentureholders in settlement of amounts owning under our convertible debentures which required the transfer of all of our interest in two subsidiaries and all of their assets to the debentureholder, including all mineral claims, intellectual property rights and property and equipment, which was completed in October 2009.

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
CHARTERED ACCOUNTANTS

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

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)

	Year Ended May 31, 2010 $	Year Ended May 31, 2009 $	Accumulated from April 4, 2006 (Date of Inception) to May 31, 2010 $
Operating Activities

Net income (loss) for the period	(259,179)	(622,429)	(7,321,429)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	8,433	22,963	31,396
Amortization	57	–	57
Common shares issued (cancelled) for services	–	–	32,000
Shares issued for mineral property costs	1,100	–	2,301,100
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	88,210	576,120
Loss (Gain) on disposal of property and equipment	(7,277)	–	(7,277)
Loss from discontinued operations	1,087	16,070	37,785
Loss on conversation of convertible loan	–	7,596	–

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	201,746	89,714	374,568
Other receivables	(1,433)	8,841	(5,909)
Prepaid expenses	–	381	(1,043)
Due to related parties	–	–	(12,083)

Net Cash Used in Operating Activities	(55,466)	(388,654)	(1,764,590)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(2,030)	–	(86,763)
Proceeds from disposition of subsidiaries	32,970	–	32,970
Proceeds from disposal of property and equipment	7,277	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	12,496	12,496
Net Cash Used in Investing Activities	38,217	12,496	(2,246,645)

Financing Activities

Advances from related parties	28,400	168,461	211,233
Repayments to related parties	(50,561)	–	(50,561)
Proceeds from notes payable	38,332	–	61,694
Repayment of note payable	–	–	(23,362)
Proceeds from loans payable	–	225,000	375,000
Repayment of loans payable	–	(25,000)	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	16,171	368,461	4,013,429

(Decrease) Increase In Cash	(1,078)	(7,697)	2,194
Cash - Beginning of Period	3,272	10,969	–

Cash – End of Period	2,194	3,272	2,194

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	–	350,000	350,000
Convertible debt issued to settle related party advances	–	150,000	150,000
Common stock issued for mineral property acquisitions	1,100	–	2,201,100
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	–	15,000	172,000
Disposal of property and equipment for debt settlement	16,952	–	16,952
Settlement of debt	453,987	–	453,987

Supplemental Disclosures
Interest paid	–	5,715	21,897
Income tax paid	–	–	–

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

11.   Discontinued Operations

The Company entered into an Execution and Settlement Agreement dated August 27, 2009 with Regal Uranium Inc. for the settlement of its outstanding convertible debentures in consideration for the transfer of all interests in the Company’s wholly-owned subsidiaries and its property and equipment and mineral properties. Regal is considered a related party as the sole director and officer of the Company was a director of Regal and owns 15% of the outstanding common stock of Regal at the time of the transaction. Accordingly, the gain on discontinued operations of $453,987 has been recorded in additional paid-in capital. Refer to Note 8.

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

Management Agreements

We entered into a management agreement with Christopher Robin Relph on May 7, 2007 with effect from March 1, 2007 regarding Mr. Relph’s service as our President, CEO and CFO. Pursuant to this agreement, Mr. Relph receives remuneration at the rate of $10,000 per month commencing March 1, 2007, payable at the beginning of each month, or accruing as a debt owing by us to Mr. Relph. In addition, Mr. Relph also received options to purchase 5,000 shares of our common stock at $40 per share until May 7, 2010, which expired unexercised.

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

Buckingham Exploration Inc.

Date: September 16, 2010	By:	/s/ Christopher Robin Relph
Christopher Robin Relph
Director, President, Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Christopher Robin Relph		September 16, 2010
Christopher Robin Relph	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer