Form 10-K/A
period 2010-05-31
Buckingham Exploration Inc.
filed 2010-09-24
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐   No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 30, 2009: $705.47

Number of shares of common stock outstanding at September 14, 2010: 112,818

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) amends the Form 10-K/A for the year ended May 31, 2010 of Buckingham Exploration Inc. (the “Company”) filed with the Securities and Exchange Commission (“SEC”) on September 16, 2010. Due to a technical filing issue with the SEC, the Company’s Statement of Stockholders’ Equity for the period from April 4, 2006 (date of inception) to May 31, 2010 included in the Form 10-K/A did not reflect transactions from May 31, 2007 to May 31, 2009 on page F-6 of the Form 10-K/A, but instead repeated the same information for the period from April 4, 2006 to May 31, 2007 that was set out on page F-5. This Form 10-K/A (Amendment No. 2) is filed to reflect the full Statement of Stockholders’ Equity for the period from April 4, 2006 to May 31, 2010.

Except as stated above, no other information has been changed from the originally filed Form 10-K other than as amended by the Form 10-K/A filed with the SEC September 16, 2010 and this Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the original Form 10-K.

The Company has included new certifications of its sole officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-K/A Amendment No. 2).

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

Equity Compensation Plan Information

	As of May 31, 2010
	Number of Common Shares Issued or to be Issued Under Equity Compensation Plans	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders
2007 Stock Compensation Plan	375	-	4,625
2007 Non-Qualified Stock Option Plan	62	0.27	4,938
Equity compensation plans approved by shareholders	0	0	0
Total	437	-	9,563

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

/s/ “MANNING ELLIOTT LLP”
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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2010
(Expressed in US dollars)

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares #	Par Value $	Subscribed $	Capital $	Stage $	Total $
Balance – May 31, 2007	88,456	8	–	2,098,916	(1,670,365)	428,559

August 10, 2007 - issuance of common shares for cash proceeds at $200 per share	8,750	1	–	1,749,999	–	1,750,000

September 4, 2007 - issuance of common shares for cash proceeds at $200 per share	500	–	–	100,000	–	100,000

September 12, 2007 - issuance of common shares for cash proceeds at $200 per share	1,000	–	–	200,000	–	200,000

September 12, 2007 - issuance of common shares for cash proceeds at $200 per share	125	–	–	25,000	–	25,000

September 25, 2007 - issuance of common shares for cash proceeds at $200 per share	500	–	–	100,000	–	100,000

October 5, 2007 - issuance of common shares for cash proceeds at $200 per share	750	–	–	150,000	–	150,000

October 18, 2007 - issuance of common shares for cash proceeds at $200 per share	500	–	–	100,000	–	100,000

November 6, 2007 - issuance of common shares for cash proceeds at $200 per share	500	–	–	100,000	–	100,000

January 8, 2008 - issuance of common shares for mineral property at $200 per share	7,500	1	–	1,499,999	–	1,500,000

April 18, 2008 - issuance of common shares for consulting fees at $356 per share	125	–	–	44,500	–	44,500

April 21, 2008 - issuance of common shares for cash proceeds at $200 per share	75	–	–	15,000	–	15,000

May 7, 2008 - issuance of common shares for investor relations at $180 per share	625	–	–	112,500	–	112,500

Stock-based compensation	–	–	–	337,490	–	337,490

Share issuance expenses	–	–	–	(207,500)	–	(207,500)

Net loss for the year	–	–	–	–	(4,769,456)	(4,769,456)

Balance – May 31, 2008	109,406	10	–	6,425,904	(6,439,821)	(13,907)

October 9, 2008 - cancellation of common shares issued for investor relations at $180 per share	(625)	–	–	(68,339)	–	(68,339)

September 24, 2008 - Fair value of warrants issued with convertible debentures	–	–	–	111,556	–	111,556

December 9, 2008 - issuance of common shares for consulting services at $12 per share	1,250	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(622,429)	(622,429)

Balance – May 31, 2009	110,031	10	–	6,484,121	(7,062,250)	(578,119)

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

Components of basic and diluted earnings per share for the year ended May 31, 2010 and 2009 were as follows:

	For the year ended
	May 31, 2010	May 31, 2009

Net loss (A)	$(259,179)	$(622,429)

Weighted average outstanding shares of common stock – Basic (B)	112,607	109,598
Dilutive securities - Diluted (C)	–	–
	112,607	109,598
Earnings per share:
Basic (A/B)	$(2.30)	$(5.68)
Diluted (A/C)	$(2.30)	$(5.68)

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)

14.  Subsequent Events

(a)
On June 5, 2009, the Company entered into an agreement with a debenture holder described in Note 8 and 6(c) to issue 2,536 post-split restricted common shares at $4 per share in full consideration of $10,146 in interest accrued up to May 31, 2009. The Company issued the 2,536 post-split restricted shares subsequent to May 31, 2010.

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

(e)
On August 23, 2010, 0887717 B.C. Ltd. (“0887717”), a British Columbia company and wholly owned subsidiary of the Company, entered into an option agreement (the “Option Agreement”) with Murray Scott Morrison, pursuant to which 0887717 is granted the right to acquire 100% interest in the mineral property located on Mount Vallace in the Beaverdell Area, Greenwood Mining Division in the Province of British Columbia, Canada (the “Property”).

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

Buckingham Exploration Inc.

Date: September 23, 2010	By:	/s/ Christopher Robin Relph
Christopher Robin Relph
Director, President, Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Christopher Robin Relph		September 23, 2010
Christopher Robin Relph	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer