Form 10-Q
period 2010-08-31
Buckingham Exploration Inc.
filed 2010-10-18
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

As of October 15, 2010, the registrant’s outstanding common stock consisted of 118,736 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Buckingham Exploration Inc.
(An Exploration Stage Company)
August 31, 2010

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to (Unaudited) Financial Statements	F-4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	August 31, 2010	May 31, 2010

ASSETS

Current Assets

Cash	$934	$2,194
Receivables	9,832	3,621
Prepaid expenses and deposits	–	–

Total Current Assets	10,766	5,815

Property and Equipment	1,804	1,973

Total Assets	$12,570	$7,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$112,527	$49,038
Accounts payable – related party	210,000	190,146
Accrued liabilities	31,578	13,528
Advances-related party	25,799	23,027
Loans payable	103,286	104,114

Total Current Liabilities	483,190	379,853

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
118,736 and 112,818 shares issued and outstanding at August 31, 2010 and May 31, 2010, respectively	12	11

Additional Paid-in Capital	6,973,026	6,949,353

Deficit Accumulated During the Exploration Stage	(7,443,658)	(7,321,429)

Total Stockholders’ Deficit	(470,620)	(372,065)

Total Liabilities and Stockholders’ Deficit	$12,570	$7,788

The accompanying notes are an integral part of the unaudited financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Expenses
(Unaudited)

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009 (as restated)	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2010

Expenses

General and administrative	$31,830	$30,437	$1,756,348
Mineral property costs	–	–	5,850
Professional fees	90,399	12,517	571,007

Total Expenses	122,229	42,954	2,333,205

Net Loss Before Other Income (Expenses)	(122,229)	(42,954)	(2,333,205)

Other Income (Expenses)

Interest income	–	–	2,276
Miscellaneous income	–	–	1,467
Interest expense	–	(12,055)	(59,588)
Accretion of convertible debenture discount	–	(8,433)	(31,396)
Gain on disposal of property and equipment	–	–	7,277

Total Other Income (Expenses)	–	(20,488)	(79,964)

Net Loss From Continuing Operations	(122,229)	(63,442)	(2,413,169)

Loss from Discontinued Operations	–	(4,320)	(5,030,489)

Net Loss	$(122,229)	$(67,762)	$(7,443,658)

Net (Loss) Per Common Share – Basic and Diluted

Net Loss Before Discontinued Operations	$(1.08)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
(Loss)	$(1.08)	$(0.00)

Weighted Average Common Shares Outstanding	113,526	112,429

The accompanying notes are an integral part of the unaudited financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended August 31, 2010	For the Three Months Ended August 31, 2009 (as restated)	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2010
Operating Activities

Net loss for the period	$(122,229)	$(67,762)	$(7,443,658)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	8,433	31,396
Amortization	169	–	226
Common shares issued for services	–	–	32,000
Shares issued for mineral property costs	–	–	2,301,100
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	33,820	576,120
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	1,087	37,785

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	105,213	15,086	479,781
Other receivables	(6,211)	(297)	(12,120)
Prepaid expenses	–	–	(1,043)
Due to related parties	19,854	–	7,771

Net Cash Used in Operating Activities	(3,204)	(9,633)	(1,767,794)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(86,763)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496

Net Cash Used in Investing Activities	–	–	(2,246,645)

Financing Activities

Advances from related parties	12,918	6,900	224,151
Repayments to related parties	(10,146)	–	(60,707)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	(828)	–	(24,190)
Proceeds from loans payable	–	–	375,000
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	1,994	6,900	4,015,373

(Decrease) Increase In Cash	(1,260)	(2,733)	934
Cash - Beginning of Period	2,194	3,272	–

Cash – End of Period	$934	$539	$934

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common shares issued for services	$–	$–	$172,000
Settlement of debt with common stock	$–	$453,987	$453,987
Disposal of property and equipment for debt settlement	$–	$16,952	$16,952
Settlement of accrued interest with common stock	$23,674	$–	$477,661

Supplemental Disclosures
Interest paid	$–	$5,715	$21,897
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of the unaudited financial statements

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

On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2010, the Company has a working capital deficit and an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2010, the Company had $934 cash in the bank.  The Company requires a minimum of $965,000 to proceed with their plan of operations over the next twelve months.  If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

The Company currently trades on the OTCBB under the symbol ‘BUKX.OB’.

2.  Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2010, included in the Company’s Annual Report on Form 10-K filed on September 14, 2010 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2010 and 2009, and the results of its operations and cash flows for the three months ended August 31, 2010 and 2009. The results of operations for the three months ended August 31, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

3.  Related Party Transactions and Balances

(a)
Included in accounts payable-related party at August 31, 2010, is the President of the Company, representing unpaid management fees of $210,000 (May 31, 2010 - $180,000) and unpaid interest of $nil (May 31, 2010 - $10,146) to Regal Uranium Inc. (“Regal”), a company with a common director.

(b)
Included in advances related party at August 31, 2010, representing advances of $16,689 (May 31, 2010 - $20,508) made to the Company, by Regal Uranium Inc. (“Regal”), a company with a common director and advances of $9,110 (May 31, 2010 - $2,519) made to the Company. These advances bear no interest are unsecured and payable on demand.

4.  Common Stock

(a)
On July 23, 2010, the Company effected a 1 for 400 reverse stock split of the issued and outstanding common stock.  As a result, the issued and outstanding shares decreased from 45,126,850 shares of common stock to 112,818 shares of common stock.  The number of shares that the Company is authorized to issue did not change as a result of the common stock split and will remain at 80,000,000 common shares and 20,000,000 preferred shares all with a par value of $0.0001.  All share, stock option and warrant amounts have been retroactively adjusted for all periods presented.

(b)	On August 20, 2010, the Company issued 2,536 post-split restricted common shares at $4 per share in full consideration of $10,146 in interest accrued.

On August 20, 2010, the Company issued 3,382 post-split restricted common shares at $4 per share in full consideration of $13,528 in interest accrued.

5.  Restatement

On August 27, 2009, the Company entered into a settlement agreement with one of the debenture holders, Regal Uranium Inc. (“Regal”) subsequent to an event of default under the terms of the debentures, to settle the outstanding debenture in the amount of $150,000 plus accrued interest. Under the terms of the settlement agreement, the Company agreed to transfer all of its interest in its wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium Inc., to Regal along with all of its property and equipment and intellectual property rights related to these properties. Regal agreed to pay $50,000 and had the other two debentures in the aggregate amount of $350,000 assigned to it.

An amount receivable from Regal of $32,970 should have been recognized in connection with the settlement agreement. In addition, Regal should have been considered a related party as the sole director and officer of the Company was a director of Regal and owned 15% of the outstanding common stock of Regal at the time of the transaction. Accordingly, a gain on discontinued operations of $453,987 should have been recorded as a capital transaction in additional paid in capital.

On June 5, 2009, the Company entered into agreements with two debenture holders to issue a total of 2,367,400 restricted common shares at $0.01 per share in full consideration of $23,674 in interest accrued up to May 31, 2009. The settlement of accrued interest was recorded to equity as common stock subscribed. The shares have not yet been issued. Accordingly, the interest payable of $23,674 on the convertible debt should have been treated as a liability.

As a result, the Company is restating the August 31, 2009 interim financial statements filed on Form 10-Q. The effect of the restatement is to recognize the amount of proceeds received on the disposition, to reclassify the gain on disposal of discontinued operations of $453,987 from net loss to additional paid-in capital, and to reclassify the settlement of $23,674 in accrued interest from common stock subscribed to accounts payable and accrued liabilities.

The following tables illustrate the effects of the restatement on the August 31, 2009 financial statements:

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

5.  Restatement (continued)

Balance Sheets
	August 31, 2009

	As Reported $	Adjustment $	As Restated $

ASSETS

Current Assets
Receivables	2,485	32,970	35,455

Total Current Assets	3,024	32,970	35,994

Total Assets	3,024	32,970	35,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	190,229	13,528	203,757
Accrued liabilities	3,839	10,146	13,985

Total Current Liabilities	194,068	23,674	217,742

Stockholders’ Deficit

Additional Paid-In Capital	6,489,774	453,987	6,943,761
Common Stock Subscribed	23,674	(23,674)	–
Deficit Accumulated During the Exploration Stage	(6,708,995)	(421,017)	(7,130,012)

Total Stockholders’ Deficit	(191,044)	9,296	(181,748)

Total Liabilities and Stockholders’ Deficit	3,024	32,970	35,994

Statements of Operations
	For the Three Months Ended August 31, 2009

	As Reported $	Adjustment $	As Restated $

Discontinued Operations
Gain on disposal of discontinued operations	421,017	(421,017)	–

Total Income (Loss) from Discontinued Operations	416,697	(421,017)	(4,320)

Net Income (Loss)	353,255	(421,017)	(67,762)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	0.00	(0.00)	(0.00)
Discontinued Operations	0.01	(0.01)	(0.00)
Net Income (Loss)	0.01	(0.01)	(0.00)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

5.  Restatement (continued)

Statements of Operations
	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009

	As Reported $	Adjustment $	As Restated $

Discontinued Operations
Gain on disposal of discontinued operations	421,017	(421,017)	–

Total Income (Loss) from Discontinued Operations	(4,609,472)	(421,017)	(5,030,489)

Net Income (Loss)	(6,708,995)	(421,017)	(7,130,012)

Statements of Cash Flows
	For the Three Months Ended August 31, 2009

	As Reported $	Adjustment $	As Restated $

Operating Activities

Net income (loss) for the period	353,255	(421,017)	(67,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement agreement	(421,017)	421,017	–

Statements of Cash Flows
	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009

	As Reported $	Adjustmen $	As Restated $

Operating Activities

Net income (loss) for the period	(6,708,995)	(421,017)	(7,130,012)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement agreement	(421,017)	421,017	–

Non-Cash Investing and Financing Activities:
Settlement of debt	453,987	–	453,987

6.  Subsequent Events

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

In accordance with the provisions of the Option Agreement, 0887717 may exercise its options to acquire 100% interest in the Property by paying $5,000 on the date of execution of the Option Agreement (paid September 10, 2010), incurring not less than $10,000 in expenditures related to exploration and development on the Property prior to September 30, 2010 ($5,000 paid September 10, 2010) and paying a sum of $1,000 on or before November 30, 2010. The Company plans to complete the remaining $5,000 in exploration and development expenditures as part of the expenditure commitment which was due on September 30, 2010.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

6.  Subsequent Events (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

The statements in this report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our plan of operations and financing.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Presentation of Information

As used in this report: (i) the terms "we", "us", "our" and the “Company” mean Buckingham Exploration Inc. and its subsidiaries, unless the context requires otherwise, and (ii) all dollar amounts in this report refer to US dollars unless otherwise indicated.

On July 23, 2010, we completed a reverse split of our shares of common stock on a 1-for-400 basis. All share amounts in this report are presented on a post-split basis, unless otherwise indicated.

On October 7, 2010, Manning Elliott LLP resigned as our independent auditors and MaloneBailey LLP were appointed in their place. See the current report on Form 8-K filed with the SEC on October 13, 2010 in respect of the change of our independent auditors for more information.

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

We previously owned interests in two mineral properties located in the State of Colorado, the High Park mineral property and the Proteus mineral property. During the year ended May 31, 2009, we defaulted under three secured convertible debenture purchase agreements as we were unable to pay fees to maintain our interests in these properties. We entered into a settlement agreement on August 27, 2009 with one of our debentureholders in settlement of amounts owning under our convertible debentures which required the transfer of all of our interest in our two subsidiaries that held these properties and all of their assets to the debentureholder, including all mineral claims, intellectual property rights and property and equipment, which was completed in October 2009.

See our annual report on Form 10-K/A for the year ended May 31, 2010 for more information.

Our plan of operations for the next 12 months is to raise additional financing and acquire another mineral property. We also plan to conduct a small exploration project on each of our current properties. We anticipate we will require approximately $0.5 million to carry out plans over the next 12 months. As at August 31, 2010, we had cash of $934 and a working capital deficit of $472,424 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K/A for the year ended May 31, 2010 filed with the SEC.

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to August 31, 2010. As of August 31, 2010, we had an accumulated deficit of $7,443,658. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to August 31, 2010, our total expenses were $2,333,205, comprised of $571,007 in professional fees, $5,850 in mineral property costs and $1,756,348 in general and administrative expenses.

Our total expenses increased to $122,229 for the three months ended August 31, 2010 from $42,954 for the three months ended August 31, 2009. The increase in total expenses was mainly due to higher professional fees, which increased to $90,339 in the current period from $12,517 in the prior period, primarily as a result of the acquisition of mineral property interests in the current period, as well as corporate and regulatory fees and expenses.

We recognized total other expenses of $79,964 from our inception to August 31, 2010, primarily due to interest expense and amounts owing under our convertible debentures. For the three months ended August 31, 2010, we recognized total other expenses of $Nil, compared to $20,488 for the three months ended August 31, 2009, due to interest expense and amounts owing under our convertible debentures.

Loss From Discontinued Operations

We recognized a loss from discontinued operations of $Nil during the three months ended August 31, 2010, compared to $4,320 during the three months ended August 31, 2009, due to the transfer of all of our interest in two subsidiaries (and related assets) as a result of our default under our convertible debentures. See Note 8 to our unaudited interim financial statements included in this report for more information.

Net Loss

For the three months ended August 31, 2010, we recognized a net loss of $122,229, compared to $67,762 for the three months ended August 31, 2009.

Liquidity and Capital Resources

As of August 31, 2010, we had cash of $934, a working capital deficit of $472,424, total assets of $12,570, total liabilities of $483,190 and an accumulated deficit of $7,443,658. As of May 31, 2010, we had cash of $2,194, a working capital deficit of $374,038, total assets of $7,788, total liabilities of $379,853 and an accumulated deficit of $7,321,429.

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to August 31, 2010, financing activities provided cash of $4,015,373, primarily from the sale of our common stock. During the three months ended August 31, 2010, financing activities provided cash of $1,994, compared to $6,900 in the three months ended August 31, 2009, primarily from advances from related parties.

Operating activities used cash of $3,204 for the three months ended August 31, 2010, compared to $9,633 for the three months ended August 31, 2009. An increase in accounts payable and accrued liabilities provided cash of $105,213 in the three months ended August 31, 2010, compared to $15,086 in the prior period. Amounts due to related parties provided cash of $19,854 in the current period, compared to $Nil in the prior period.

There were no investing activities during the three months ended August 31, 2010 or 2009.

We expect that our total expenses will increase over the next year as we increase our business operations and exploration activities on our mineral properties. We do not anticipate generating any revenues for the foreseeable future. Our plan of operations for the next 12 months is to raise additional financing and acquire another mineral property. We also plan to conduct a small exploration project on each of our current properties. We anticipate we will require approximately $0.5 million to carry out our plans over the next 12 months and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail.

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

Going Concern

Our financial statements for the period ended August 31, 2010 have been prepared on a going concern basis and Note 1 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our sole officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below, our sole officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our sole executive officer to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2010, the following significant deficiencies were identified:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has a sole officer/director and does not have a majority of independent directors on its board or audit committee. The Company has no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted by our sole officer, which may result in misappropriation of funds.
3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.
4.	The Company is in the development stage with limited resources and limited monitoring of internal controls and the assessment of risk is conducted.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s disclosure controls or  internal controls.

Changes in Internal Control

During the quarter ended August 31, 2010, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described above, we are not a party to any pending legal proceedings and are not aware of any legal proceedings threatened against us or of which our property is the subject. None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc.

Date: October 18, 2010	By:	/s/ C. Robin Relph
C. Robin Relph
President and Chief Executive Officer