Form 10-Q
period 2010-11-30
Buckingham Exploration Inc.
filed 2011-01-14
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of January 13, 2011, the registrant’s outstanding common stock consisted of 15,118,736 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Buckingham Exploration Inc.
(An Exploration Stage Company)
November 30, 2010

Consolidated Balance Sheets (Unaudited)	F-1
Consolidated Statements of Operations (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to (Unaudited) Consolidated Financial Statements	F-4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	November 30,	May 31,
	2010	2010

ASSETS

Current Assets

Cash	$8	$2,194
GST receivable	10,765	3,621

Total Current Assets	10,773	5,815

Property and Equipment, net	1,635	1,973

Total Assets	$12,408	$7,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$195,390	$49,038
Accounts payable – related party	240,000	190,146
Accrued liabilities	–	13,528
Advances – related party	24,909	23,027
Loans payable	114,746	104,114

Total Current Liabilities	575,045	379,853

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
118,736 shares issued and outstanding (May 31, 2010 – 112,818 shares)	12	11

Additional Paid-in Capital	6,973,026	6,949,353

Deficit Accumulated During the Exploration Stage	(7,535,675)	(7,321,429)

Total Stockholders’ Deficit	(562,637)	(372,065)

Total Liabilities and Stockholders’ Deficit	$12,408	$7,788

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)
(Unaudited)
	For the Three Months Ended November 30, 2010	For the Three Months Ended November 30, 2009	For the Six Months Ended November 30, 2010	For the Six Months Ended November 30, 2009	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2010

Expenses

General and administrative	$48,687	$33,933	$80,517	$64,370	$1,805,035
Exploration Mineral property costs	9,661	–	9,661	–	15,511
Professional fees	33,669	55,120	124,068	67,637	604,676

Total Expenses	92,017	89,053	214,246	132,007	2,425,222

Net Loss Before Other Income (Expenses)	(92,017)	(89,053)	(214,246)	(132,007)	(2,425,222)

Other Income (Expenses)

Interest income	–	–	–	–	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	–	(458)	–	(12,513)	(59,588)
Accretion of convertible debenture discount	–	–	–	(8,433)	(31,396)
Gain on disposal of property and equipment	–	–	–	–	7,277

Total Other Income (Expenses)	–	(458)	–	(20,946)	(79,964)

Net Loss From Continuing Operations	(92,017)	(89,511)	(214,246)	(152,953)	(2,505,186)

Gain on disposal of discontinued operations		32,970		453,987

Results from discontinued operations				(4,320)
Total Gain(Loss) from Discontinued Operations	–	32,970	–		(5,030,489)

Net Loss	$(92,017)	$(56,541)	$(214,246)	$296,714	$(7,535,675)

Net Income (Loss) Per Share – Basic and Diluted

Net Income Loss Before Discontinued Operations	$(0.77)	$(0.76)	$(1.85)	$(1.33)
Discontinued Operations	–	0.28	–	3.92
Net Income (Loss)	$(0.77)	$(0.48)	$(1.85)	$2.59

Weighted Average Shares Outstanding	118,736	117,120	116,117	114,763

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended November 30, 2010	For the Six Months Ended November 30, 2009	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2010
Operating Activities

Net loss for the period	$(214,246)	$296,714	$(7,535,675)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	8,433	31,396
Amortization	338	–	395
Common shares issued for services	–	–	32,000
Shares issued for mineral property costs	–	–	2,301,100
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	–	576,120
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	1,087	37,785
Non cash Gain from settlement agreement	–	(421,017)	–

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	156,498	109,130	531,066
GST receivable	(7,144)	(1,901)	(13,053)
Prepaid expenses	–	–	(1,043)
Due to related parties	49,854	–	37,771

Net Cash Used in Operating Activities	(14,700)	(7,554)	(1,779,290)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(86,763)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496

Net Cash Provided by (Used in) Investing Activities	–	–	(2,246,645)

Financing Activities

Advances from related parties	1,882	6,900	213,115
Repayments to related parties	–	–	(50,561)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	10,632	–	(23,362)
Proceeds from loans payable	–	–	385,632
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	12,514	6,900	4,025,943

(Decrease) Increase In Cash	(2,186)	(654)	8
Cash - Beginning of Period	2,194	3,272	–

Cash – End of Period	$8	$2,618	$8
Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$–	$–	$172,000
Disposal of property and equipment for debt settlement	$–	16,952	$16,952
Issuance of stock for settlement of accrued interest	$23,674	$-	$477,661

Supplemental Disclosures
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2010, the Company has a working capital deficit of $564,272 and an accumulated deficit of $7,535,675. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November, 2010, the Company had $8 cash in the bank.  The Company requires a minimum of $965,000 to proceed with their plan of operations over the next twelve months.  If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

The Company currently trades on the OTCBB under the symbol ‘BUKX.OB’.

2.  Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2010, included in the Company’s Annual Report on Form 10-K filed on September 14, 2010 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2010, and the results of its operations and cash flows for the three and six months ended November 30, 2010 and 2009. The results of operations for the three and six months ended November 30, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

3.  Mineral Property

On August 23, 2010, 0887717 B.C. Ltd. (“0887717”), a British Columbia company and wholly owned subsidiary of the Company, entered into an option agreement (the “Option Agreement”) with Murray Scott Morrison, pursuant to which 0887717 was granted the option to acquire a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia, Canada (the “Property”). In accordance with the provisions of the Option Agreement, 0887717 may exercise its option by making a payment of $5,000 on the date of execution of the Option Agreement (paid), incurring not less than $10,000 in expenditures related to exploration and development on the Property prior to September 30, 2010 ($5,000 paid) and paying a sum of $1,000 on or before November 30, 2010. Pursuant to the terms of the Option Agreement, Mr. Morrison was granted a stock option to purchase up to 10% of the total issued and outstanding share capital of the Company at the total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the Property.  The Stock Option expires after 36 months from the date of the Option Agreement.

4.  Related Party Transactions and Balances

(a)
Included in accounts payable-related party at November 30, 2010, is $240,000 (May 31, 2010 - $180,000) owing to the President of the Company, representing unpaid management fees, and unpaid interest of $nil (May 31, 2010 - $10,146) owing to Regal Uranium Inc. (“Regal”), a company with a common director.

(b)
Included in advances-related party at November 30, 2010, is $7,570 (May 31, 2010 - $2,519) owing to the President of the Company, and $17,339 (May 31, 2010 - $20,508) owing to Regal Uranium Inc. (“Regal”), a company with a common director. These advances are non-interest bearing, unsecured and payable on demand.

5.  Loans Payable

(a)
During the year ended May 31, 2010, the Company received operating loans in the amount of $38,332 (Cdn$40,000).  During the three months ended November 30, 2010 this amount was increased by $10,632 (Cdn$10,000) The loans as of August 31, 2010 were unsecured, non-interest bearing, and payable on demand. During the quarter the Company modified the terms for the note to start bearing interest of 1% per month.

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

(b)	On August 20, 2010, the Company issued 2,536 post-split restricted common shares at $4 per share in full consideration of $10,146 in interest accrued.

(c)	On August 20, 2010, the Company issued 3,382 post-split restricted common shares at $4 per share in full consideration of $13,528 in interest accrued.

7.  Subsequent Event

On December 20, 2010, the Company completed a private placement of 15,000,000 units at $0.01 per unit, for gross proceeds of $150,000 resulting in a change of control.  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months.

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

Our plan of operations for the next 12 months is to raise additional financing and acquire another mineral property. We also plan to conduct a small exploration project on each of our current properties. We anticipate we will require approximately $0.5 million to carry out plans over the next 12 months. As at November 30, 2010, we had nominal cash and a working capital deficit of $564,272 and will require significant financing to pursue our plans.

On December 20, 2010, we completed the sale of 15,000,000 units at a price of $0.01 per unit, with each unit comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months, for gross proceeds of $150,000. Pursuant to the terms of the offering, we appointed a new director of our board of directors who is a director of the investor in the offering. Our new director is expected to assist us in obtaining further financing, and to introduce new business opportunities for our company, however, no such opportunities have been determined at this time and there can be no assurance that we will enter into any further transactions. See our Form 8-K filed with the SEC on December 20, 2010 for more information.

There can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended November 30, 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K/A for the year ended May 31, 2010 filed with the SEC.

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2010. As of November 30, 2010, we had an accumulated deficit of $7,535,675. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to November 30, 2010, our total expenses were $2,425,222, comprised of $604,676 in professional fees, $15,511 in mineral property costs and $1,805,035 in general and administrative expenses.

Our total expenses increased to $92,017 for the three months ended November 30, 2010 from $89,053 for the three months ended November 30, 2009. The increase in total expenses was mainly due to higher general and administrative expenses, which increased to $48,687 in the current period from $33,933 in the prior period, primarily resulting from the acquisition of mineral property interests in fiscal 2010, and related mineral property costs of $9,661incurred in the current period. Professional fees decreased to $33,669 in the current period from $55,120 in the prior period due to reduced financing activities.

We recognized total other expenses of $79,964 from our inception to November 30, 2010, primarily due to interest expense and amounts owing under our convertible debentures. For the three months ended November 30, 2010, we recognized total other expenses of $Nil, compared to $458 for the three months ended November 30, 2009, due to interest expense.

Gain From Discontinued Operations

We recognized a gain from discontinued operations of $Nil during the three months ended November 30, 2010, compared to $32,970 during the three months ended November 30, 2009, due to the transfer of all of our interest in two subsidiaries (and related assets) as a result of our default under our convertible debentures.

Net Loss

For the three months ended November 30, 2010, we recognized a net loss of $92,017, compared to $56,541 for the three months ended November 30, 2009.

Six Months Ended November 30, 2010 Compared to Six Months Ended November 30, 2009

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2010. As of November 30, 2010, we had an accumulated deficit of $7,535,675. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

Our total expenses increased to $214,246 for the six months ended November 30, 2010 from $132,007 for the six months ended November 30, 2009. The increase in total expenses was mainly due to higher professional fees, which increased to $124,068 in the current period from $67,637 in the prior period, and higher general and administrative expenses, which increased to $80,517 in the current period from $64,370 in the prior period, primarily resulting from the acquisition of mineral property interests in fiscal 2010, and related mineral property costs of $9,661incurred in the current period.

For the six months ended November 30, 2010, we recognized total other expenses of $Nil, compared to $20,946 for the six months ended November 30, 2009, due to interest expense and amounts owing under our convertible debentures.

Gain From Discontinued Operations

We recognized a gain from discontinued operations of $Nil during the six months ended November 30, 2010, compared to $453,987 during the six months ended November 30, 2009, due to the transfer of all of our interest in two subsidiaries (and related assets) as a result of our default under our convertible debentures.

Net Loss

For the six months ended November 30, 2010, we recognized a net loss of $214,246, compared to net income $296,714 for the six months ended November 30, 2009 due to the gain from discontinued operations.

Liquidity and Capital Resources

As of November 30, 2010, we had nominal cash, a working capital deficit of $564,272, total assets of $12,408, total liabilities of $575,045 and an accumulated deficit of $7,535,675. As of May 31, 2010, we had cash of $2,194, a working capital deficit of $374,038, total assets of $7,788, total liabilities of $379,853 and an accumulated deficit of $7,321,429.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to November 30, 2010, financing activities provided cash of $4,025,943, primarily from the sale of our common stock and loans.

During the six months ended November 30, 2010, financing activities provided cash of $12,514, compared to $6,900 in the six months ended November 30, 2009, primarily from loans.

Operating Activities

Operating activities used cash of $14,700 for the six months ended November 30, 2010, compared to $7,554 for the six months ended November 30, 2009. An increase in accounts payable and accrued liabilities provided cash of $156,498 in the six months ended November 30, 2010, compared to $109,130 in the prior period. Amounts due to related parties provided cash of $49,854 in the current period, compared to $Nil in the prior period.

Investing Activities

There were no investing activities during the three and six months ended November 30, 2010 or 2009.

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

On December 20, 2010, we raised gross proceeds of $150,000 from a private placement of units. Pursuant to the terms of the offering, we appointed a new director to our board of directors who is expected to assist us in obtaining further financing, and to introduce new business opportunities for our company. However, no such opportunities have been determined at this time and there can be no assurance that we will enter into any further transactions.

There can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the period ended November 30, 2010 have been prepared on a going concern basis and Note 1 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4.  CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our sole officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2010, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended November 30, 2010, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

/s/ C. Robin Relph
Date: January 14, 2011	C. Robin Relph
President and Chief Executive Officer