Form 10-K/A
period 2009-05-31
Buckingham Exploration Inc.
filed 2011-02-18
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 28, 2009: $969,170

Number of common shares outstanding at September 11, 2009: 45,026,850

Explanatory Note

This Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended May 31, 2009 of Buckingham Exploration Inc. (the “Company”) filed with the Securities and Exchange Commission (“SEC”) on September 15, 2009. This Annual Report on Form 10-K/A has been amended to correct an inadvertent error on the cover page to indicate that the Company was not a shell company at May 31, 2009, and to correct disclosure indicating that the Company would be a blank check company upon disposal of its subsidiaries. The errors were discovered during the course of the review of the Company’s disclosure in connection with the recent restatements of its financial statements as disclosed in the Form 8-K filed on September 21, 2010.

Except as stated above, no other information has been changed from the originally filed Form 10-K and this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

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

As a result of the foregoing, the operations of our subsidiaries have been presented on a discontinued basis in our consolidated financial statements for the year ended May 31, 2009. Our sole officer is focused on merging with, engaging in a capital stock exchange with or engaging in a similar business combination with one or more operating businesses, and is currently seeking new properties for acquisition.

We believe that the earliest we will begin generating revenues will not be until after the completion of a business combination or development of any properties acquired. However, even if a business combination is successfully completed or properties are developed, we may not be able to achieve our anticipated business goals, gain any operating benefits, or generate any profits.

We are currently reviewing various properties for potential acquisition. We do not have any specific business combination under consideration as of the date of this filing and we have not identified any prospective target business, nor has anyone done so on our behalf. There is no assurance that we will successfully identify a potential target business, enter into any definitive agreements with a target business, or finally consummate a business combination with any potential target business or acquire any properties.

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

The operations of our two subsidiaries have been presented in the financial statements for the year ended May 31, 2009 on a discontinued basis as a result. We anticipate the transfer of collateral will be finalized in September or October 2009, and we are actively seeking new properties to acquire, explore and develop.

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

Effecting a Business Combination

General

We intend to focus our efforts to effect a business combination or acquire new properties. Such a business combination may be with a company which does not need substantial additional capital but which desires to establish a public trading market for its stock. We may also face other risks including time delays, significant expense, loss of voting control and failure to comply with various federal and state securities laws. Our stockholders may not have an opportunity to evaluate the specific merits or risks of any potential business combination.

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

Environmental Laws

At this time, we are not impacted by any federal, state or local environmental laws as we plan to dispose of our properties.

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

●
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

●
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

The operations of our subsidiaries have been presented as discontinued operations in our financial statements for the year ended May 31, 2009 as we are in the process of transferring of our ownership to one or more of our debentureholders pursuant to a settlement agreement reached on August 27, 2009 after we defaulted on the terms of three secured convertible debenture purchase agreements that have been outstanding since September 24, 2008. We are actively seeking new properties to acquire, explore and develop or a business combination to consummate. For further details, see “Item 1. Description of Business” herein.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to May 31, 2009. As of May 31, 2009, we had an accumulated deficit of $7,062,250. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are a mineral exploration company.

During the year ended May 31, 2009, we defaulted under three secured convertible debenture purchase agreements as we were unable to pay fees to maintain our interest in any of our 472 mineral claims. As such, we entered into a settlement agreement on August 27, 2009 with one of our debentureholders which includes the transfer of our two subsidiaries and all of their assets, including all mineral claims, intellectual property rights and property and equipment. Our management is actively seeking new properties to acquire, explore and develop. However there can be no assurance we will acquire any new properties or successfully find or negotiate a business combination or that any business combination that may be finalized will become profitable.

At this time, our ability to generate any revenues continues to be uncertain. Until such time as we are able to acquire, explore and develop any new properties or finalize a business combination and begin generating revenues, we will continue to incur substantial losses. The auditor's report on our audited financial statements for the years ended May 31, 2009 and 2008 contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

We used net cash of $388,654 in operating activities for the year ended May 31, 2009 compared to $1,152,210 for the year ended May 31, 2008. The decrease is attributed mainly to management’s decision to limit our exploration activities due to our limited resources, resulting in a decrease in operating activities.

We did not use any cash in, or receive any cash from, investing activities during the year ended May 31, 2009 as our financial resources were limited. We used net cash of $1,752,233 in investing activities for the year ended May 31, 2008.

We expect that our total expenses will increase over the next year as we increase our business operations and exploration activities of mineral properties. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year. Over the next 12 months, we plan to initially concentrate on completing a comprehensive review of all the data available from the drill programs as well as carrying out a ground scintillation survey to identify new drill targets on any new properties acquired.

As of May 31, 2009 we had $3,272 in cash. We will receive an additional $50,000 in cash pursuant to the settlement agreement with Regal Uranium Inc. In order to find and negotiate a business combination or acquire an operating business or new properties, we may incur expenses that outpace our cash resources. Should we require additional capital resources, we will proceed by way of private placements, loans or possibly a direct offering. There can be no assurance we will successfully raise sufficient capital to meet our future cash requirements.

Off-Balance Sheet Arrangements

None.

Known Material Trends and Uncertainties

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from outside sources to sustain operations and meet our obligations on a timely basis, and ultimately upon our ability to attain profitability. There can be no assurance that we will have sufficient resources to acquire any new properties or complete any business combination or that our future operations will be profitable after completing a business combination.

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

We plan to review and identify potential businesses for acquisitions or other business combinations, or identify other properties for acquisition. Our management is unable to predict whether or when any property will be acquired or business combination will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete any transactions and could financially overextend ourselves. Acquisitions or other business combinations may present financial, managerial and operational challenges, including difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new transactions successfully could adversely affect our business and future financial performance.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 11, 2009

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31	May 31,
	2009 $	2008 $

ASSETS

Current Assets

Cash	3,272	10,969
Receivables (Note 7(b))	2,188	11,029
Prepaid expenses and deposits (Note 3)	1,073	143,003

Total Current Assets	6,533	165,001

Property and Equipment (Note 5)	–	46,605
Net Assets of Discontinued Operations (Note 12)	18,039	–

Total Assets	24,572	211,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 7(d))	154,993	66,047
Accrued liabilities (Notes 7(d) and 9)	36,291	9,466
Loans payable (Note 6)	–	150,000
Secured convertible debentures (Note 9)	411,407	–

Total Current Liabilities	602,691	225,513

Commitments and Contingencies (Notes 1 and 14)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
44,012,250 and 43,762,250 shares issued and outstanding, respectively	4,401	4,376

Additional Paid-in Capital	6,479,730	6,421,538

Deficit Accumulated During the Exploration Stage	(7,062,250)	(6,439,821)

Total Stockholders’ Deficit	(578,119)	(13,907)

Total Liabilities and Stockholders’ Deficit	24,572	211,606

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	For the Year Ended May 31, 2009 $	For the Year Ended May 31, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to May 31, 2009 $

Revenue	–	–	–

Expenses

General and administrative (Note 7(a))	379,433	984,731	1,592,564
Professional fees	99,180	184,730	377,431

Total Expenses	478,613	1,169,461	1,969,995

Other (Income) Expenses

Interest income	(74)	(1,642)	(2,276)
Miscellaneous income	(1,467)	–	(1,467)
Interest expense	39,539	5,841	46,867
Accretion of convertible debenture discount	22,963	–	22,963

Total Other (Income) Expenses	60,961	4,199	66,087

Net Loss Before Discontinued Operations	(539,574)	(1,173,660)	(2,036,082)

Loss From Discontinued Operations (Note 12)	(82,855)	(3,595,796)	(5,026,169)

Net Loss	(622,429)	(4,769,456)	(7,062,250)

Net Loss Per Share – Basic and Diluted

Net Loss Before Discontinued Operations	(0.01)	(0.03)
Discontinued Operations	–	(0.09)
Net Loss	(0.01)	(0.12)

Weighted Average Shares Outstanding	43,839,000	40,446,000

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	For the Year Ended May 31 2009 $	For the Year Ended May 31 2008 $	Accumulated from April 4, 2006 (Date of Inception) to May 31, 2009 $

Operating Activities

Net loss for the year	(622,429)	(4,769,456)	(7,062,250)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	22,963	–	22,963
Common shares issued for services	–	–	32,000
Impairment of mineral property costs	–	3,185,000	4,530,125
Loss on conversion of convertible loan	7,596	–	–
Stock-based compensation	88,210	352,911	576,120
Loss from discontinued operations	16,070	20,628	36,698

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	89,714	56,595	172,822
Other receivables	8,841	11,083	(2,188)
Prepaid expenses	381	4,701	(1,043)
Due to related parties	–	(13,672)	(12,083)

Net Cash Used in Operating Activities	(388,654)	(1,152,210)	(1,706,836)

Investing Activities

Acquisition of mineral properties	–	(1,685,000)	(2,230,125)
Acquisition of property and equipment	–	(84,733)	(84,733)
Proceeds from disposal of property and equipment	–	17,500	29,996

Net Cash Provided by (Used in) Investing Activities	–	(1,752,233)	(2,284,862)

Net Cash Provided by Investing Activities – Discontinued Operations	12,496	–	–

Financing Activities

Advances from related parties	168,461	–	180,545
Proceeds from note payable	–	–	23,362
Repayment of note payable	–	(23,362)	(23,362)
Proceeds from loans payable	225,000	150,000	375,000
Repayment of loans payable	(25,000)	–	(25,000)
Proceeds from the issuance of common stock	–	2,540,000	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	(207,500)	(207,500)

Net Cash Provided by Financing Activities	368,461	2,459,138	3,994,970

(Decrease) Increase In Cash	(7,697)	(445,305)	3,272
Cash - Beginning of Period	10,969	456,274	–

Cash - End of Period	3,272	10,969	3,272

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	350,000	–	350,000
Convertible debt issued to settle related party advances	150,000	–	150,000
Common stock issued for mineral property acquisitions	–	1,500,000	2,200,000
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	15,000	157,000	172,000

Supplemental Disclosures
Interest paid	5,715	5,841	21,897
Income tax paid	–	–	–

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2009
(Expressed in US dollars)

					Deficit
					Accumulated
				Additiona	During the
	Common Stock		Common Stock	Paid-in	Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$

Balance – April 4, 2006 (Date of Inception)	–	–	–	–	–	–

May 8, 2006 - issuance of common shares for cash proceeds at $0.0001 per share	20,000,000	2,000	–	–	–	2,000

May 20, 2006 - issuance of common shares for cash proceeds at $0.0001 per share	1,000,000	100	–	–	–	100

May 26, 2006 - issuance of common shares for cash proceeds at $0.0001 per share	1,000,000	100	–	–	–	100

May 31, 2006 - common shares subscribed at $0.10 per share	–	–	10,350	–	–	10,350

Net loss for the period	–	–	–	–	(6,416)	(6,416)

Balance – May 31, 2006	22,000,000	2,200	10,350	–	(6,416)	6,134

July 1, 2006 - issuance of common shares for cash proceeds at $0.10 per share	527,250	53	(10,350)	52,672	–	42,375

August 8, 2006 - issuance of common shares for acquisition of mineral property at $0.10 per share	2,000,000	200	–	199,800	–	200,000

September 28, 2006 - issuance of common shares for transfer agent expenses at $0.10 per share	120,000	12	–	11,988	–	12,000

May 7, 2007 - issuance of common shares for cash proceeds at $0.10 per share	20,000	2	–	1,998	–	2,000

May 7, 2007 - issuance of common shares for cash proceeds at $0.10 per share	200,000	20	–	19,980	–	20,000

May 7, 2007 - issuance of common shares for acquisition of mineral property at $0.10 per share	5,000,000	500	–	499,500	–	500,000

May 11, 2007 - issuance of common shares for mineral property finders fee at $0.10 per share	1,000,000	100	–	99,900	–	100,000

May 16, 2007 - issuance of common shares for cash proceeds at $0.25 per share	4,300,000	430	–	1,074,570	–	1,075,000

May 16, 2007 - issuance of common shares for finders fee at $0.25 per share	215,000	21	–	53,729	–	53,750

Stock-based compensation	–	–	–	134,999	–	134,999

Share issuance expenses	–	–	–	(53,750)	–	(53,750)

Net loss for the year	–	–	–	–	(1,663,949)	(1,663,949)

Balance – May 31, 2007	35,382,250	3,538	–	2,095,386	(1,670,365)	428,559

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Date of Inception) to May 31, 2009
(Expressed in US dollars)

					Deficit
					Accumulated
				Additional	During the
	Common Stock		Common Stock	Paid-in	Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$

Balance – May 31, 2007	35,382,250	3,538	–	2,095,386	(1,670,365)	428,559

August 10, 2007 - issuance of common shares for cash proceeds at $0.50 per share	3,500,000	350	–	1,749,650	–	1,750,000

September 4, 2007 - issuance of common shares for cash proceeds at $0.50 per share	200,000	20	–	99,980	–	100,000

September 12, 2007 - issuance of common shares for cash proceeds at $0.50 per share	400,000	40	–	199,960	–	200,000

September 12, 2007 - issuance of common shares for cash proceeds at $0.50 per share	50,000	5	–	24,995	–	25,000

September 25, 2007 - issuance of common shares for cash proceeds at $0.50 per share	200,000	20	–	99,980	–	100,000

October 5, 2007 - issuance of common shares for cash proceeds at $0.50 per share	300,000	30	–	149,970	–	150,000

October 18, 2007 - issuance of common shares for cash proceeds at $0.50 per share	200,000	20	–	99,980	–	100,000

November 6, 2007 - issuance of common shares for cash proceeds at $0.50 per share	200,000	20	–	99,980	–	100,000

January 8, 2008 - issuance of common shares for mineral property at $0.50 per share	3,000,000	300	–	1,499,700	–	1,500,000

April 18, 2008 - issuance of common shares for consulting fees at $0.89 per share	50,000	5	–	44,495	–	44,500

April 21, 2008 - issuance of common shares for cash proceeds at $0.50 per share	30,000	3	–	14,997	–	15,000

May 7, 2008 - issuance of common shares for investor relations at $0.45 per share	250,000	25	–	112,475	–	112,500

Stock-based compensation	–	–	–	337,490	–	337,490

Share issuance expenses	–	–	–	(207,500)	–	(207,500)

Net loss for the year	–	–	–	–	(4,769,456)	(4,769,456)

Balance – May 31, 2008	43,762,250	4,376	–	6,421,538	(6,439,821)	(13,907)

October 9, 2008 - cancellation of common shares issued for investor relations at $0.45 per share	(250,000)	(25)	–	(68,314)	–	(68,339)

September 24, 2008 - Fair value of warrants issued with convertible debentures	–	–	–	111,556	–	111,556

December 9, 2008 - issuance of common shares for consulting services at $0.03 per share	500,000	50	–	14,950	–	15,000

Net loss for the year	–	–	–	–	(622,429)	(622,429)

Balance – May 31, 2009	44,012,250	4,401	–	6,479,730	(7,062,250)	(578,119)

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

(b)  Summary of Significant Accounting Policies (continued)

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

5.  Property and Equipment

	Cost $	Accumulated Amortization $	Net Book Value May 31, 2009 $	Net Book Value May 31, 2008 $

Office furniture and equipment	–	–	–	23,426
Motor Vehicles	–	–	–	23,179

	–	–	–	46,605

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

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, May 31, 2007	2,000,000	$0.10
Granted	1,025,000	0.61

Outstanding, May 31, 2008 and 2009	3,025,000	$0.27	1.35	$–

Exercisable, May 31, 2009	3,025,000	$0.27	1.35	$–

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

3,025,000

11.  Warrants

The following is a summary of the warrant activity during the year ended May 31, 2009:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Balance, May 31, 2008	9,380,000	$0.70
Granted	5,000,000	0.10
Exercised	–	–
Expired	(4,300,000)	0.35

Balance, May 31, 2009	10,080,000	$0.55

The following is a summary of the warrants outstanding at May 31, 2009:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date

3,500,000	$ 1.00	August 10, 2009
650,000	$ 1.00	September 15, 2009
500,000	$ 1.00	September 30, 2009
200,000	$ 1.00	October 22, 2009
200,000	$ 1.00	November 2, 2009
30,000	$ 1.00	April 21, 2010
5,000,000	$ 0.10	September 24, 2010

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

The components of the net deferred tax asset at May 31, 2009 and 2008, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	May 31, 2009 $	May 31, 2008 $

Statutory rate	35%	35%

Computed expected tax (recovery)	(217,850)	(1,669,310)
Non-deductible expenses	30,874	1,232,872
Change in valuation allowance	186,976	436,438

Provision for income taxes	–	–

	May 31, 2009 $	May 31, 2008 $

Deferred tax asset
- Cumulative net operating losses	689,476	502,500
- Less valuation allowance	(689,476)	(502,500)

	–	–

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

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compen-sation	Total
		($)	($)	($)	($)		($)	($)	($)
C. Robin Relph (1)	2009	$179,875 (2)	0	0	0	0	0	0	$179,875
	2008	$140,307 (3)	0	0	0	0	0	0	$140,307
	2007	34,500 (4)	0	0	1,740,000 (5)	0	0	0	1,774,500

(1)	Christopher Robin Relph is our sole director, President, Chief Executive Officer and Chief Financial Officer.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statement Schedules

None.

Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment to Christopher Robin Relph Management Agreement dated December 1, 2008 (1)
10.2	Execution and Settlement Agreement with Regal Uranium Inc. (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Previously filed with original Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

February 17, 2011	By:	/s/ Christopher Robin Relph
Christopher Robin Relph
Director, President, Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Exchange Act this amended Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Christopher Robin Relph		February 17, 2011
Christopher Robin Relph	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

/s/ Simon Eley		February 17, 2011
Simon Eley	Director