Form 10-Q/A
period 2009-08-31
Buckingham Exploration Inc.
filed 2011-03-02
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

As of October 20, 2009 the registrant’s outstanding common stock consisted of 45,026,850 shares.

EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q for the three months ended August 31, 2009 filed by Buckingham Exploration Inc. (“we”, “us”, “our” or the “Company”) with the Securities and Exchange Commission on October 20, 2009 and restates its unaudited financial statements for the three months ended August 31, 2009, the notes thereto and related disclosure, to reflect an adjustment to the accounting and disclosure of the settlement of the convertible debentures issued by us on September 24, 2008. As a result, the unaudited interim financial statements included in the originally filed Form 10-Q should not be relied upon.

In addition, this Form 10-Q/A amends the originally filed Form 10-Q to clarify certain disclosure relating to the business of the Company upon disposal of its subsidiaries and to correct certain typographical errors. These errors were discovered during the course of the review of the Company’s disclosure in connection with the recent restatements of its financial statements as disclosed in the Form 8-K filed on September 21, 2010.

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

On August 27, 2009, we entered into a settlement agreement with one of the debentureholders, Regal Uranium Inc. (“Regal”), subsequent to an event of default under the terms of the debentures, to settle the outstanding debenture in the amount of $150,000 plus accrued interest. Under the terms of the settlement agreement, we agreed to transfer all of our interest in our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium Inc., to Regal along with all of our property and equipment and intellectual property rights related to these properties. Regal agreed to pay us $50,000 and had the other two debentures in the aggregate amount of $350,000 assigned to it.

An amount receivable from Regal of $32,970 should have been recognized in connection with the settlement agreement. In addition, Regal should have been considered a related party as the sole director and officer of the Company was a director of Regal and owned 15% of the outstanding common stock of Regal at the time of the transaction. Accordingly, a gain on discontinued operations from the debenture settlement of $453,987 should have been recorded as a capital transaction in additional paid-in capital and the unaudited financial statements and the notes thereto included herein have been restated to reflect this adjustment and disclosure of the related party transaction, and corresponding amendments have been made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the amount receivable and debentures.

On June 5, 2009, we entered into agreements with two debenture holders, Regal and Joerg Gruber, to issue a total of 2,367,400 restricted common shares at $0.01 per share in full consideration of $23,674 in interest accrued up to May 31, 2009. The settlement of accrued interest was recorded to equity as common stock subscribed. The shares have not yet been issued.

Accordingly, the interest payable of $23,674 on the convertible debt to Regal and Joerg Gruber should have been treated as a liability, and the unaudited financial statements and the notes thereto included herein have been restated to reflect this adjustment and disclosure of the related party transaction, and corresponding amendments have been made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the liabilities.

Except as stated above, no other information has been changed from the originally filed Form 10-Q and this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q.

The Company has included new certifications of its sole officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-Q/A.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Buckingham Exploration Inc. (the “Company”, “Buckingham”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Buckingham Exploration Inc.
(An Exploration Stage Company)
August 31, 2009
(Expressed in US dollars)

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to the Financial Statements	F-4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US dollars)

	August 31,	May 31,
	2009	2009
	$	$
	(unaudited) (As Restated – Note 11)
ASSETS

Current Assets

Cash	539	3,272
Receivables (Note 4)	35,455	2,188
Prepaid expenses and deposits	–	1,073

Total Current Assets	35,994	6,533

Net Assets of Discontinued Operations (Note 9)	–	18,039

Total Assets	35,994	24,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 4)	203,757	154,993
Accrued liabilities (Notes 4 and 6)	13,985	36,291
Secured convertible debentures (Note 6)	–	411,407

Total Current Liabilities	217,742	602,691

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
45,026,850 and 44,012,250 shares issued and outstanding, respectively	4,503	4,401

Additional Paid-in Capital	6,943,761	6,479,730

Deficit Accumulated During the Exploration Stage	(7,130,012)	(7,062,250)

Total Stockholders’ Deficit	(181,748)	(578,119)

Total Liabilities and Stockholders’ Deficit	35,994	24,572

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended August 31, 2009	For the Three Months Ended August 31, 2008	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009
	$	$	$
	(As Restated – Note 11)		(As Restated – Note 11)

Revenue	–	–	–

Expenses

General and administrative (Note 4)	30,437	138,438	1,623,001
Professional fees	12,517	33,995	389,947

Total Expenses	42,954	172,433	2,012,948

Net Loss Before Other Income (Expenses)	(42,954)	(172,433)	(2,012,948)

Other Income (Expenses)

Interest income	–	24	2,276
Miscellaneous income	–	–	1,467
Interest expense	(12,055)	(5,102)	(58,922)
Accretion of convertible debenture discount	(8,433)	–	(31,396)

Total Other Income (Expenses)	(20,488)	(5,078)	(86,575)

Net Loss From Continuing Operations	(63,442)	(177,511)	(2,099,523)

Loss from Discontinued Operations (Note 9)	(4,320)	(61,821)	(5,030,489)

Net Loss	(67,762)	(239,332)	(7,130,012)

Net Loss Per Share – Basic and Diluted

Net Loss Before Discontinued Operations	(0.00)	(0.01)
Discontinued Operations	(0.00)	(0.00)
Net Loss	(0.00)	(0.01)

Weighted Average Shares Outstanding	44,972,000	41,112,512

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended August 31, 2009	For the Three Months Ended August 31, 2008	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009
	$	$	$
	(As Restated – Note 11)		(As Restated – Note 11)
Operating Activities

Net loss for the period	(67,762)	(239,332)	(7,130,012)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	8,433	–	31,396
Amortization	–	–	–
Common shares issued for services	–	–	32,000
Impairment of mineral property costs	–	–	4,530,125
Stock-based compensation	33,820	35,229	609,940
Loss from discontinued operations	1,087	2,946	37,785

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	15,086	9,934	187,908
Other receivables	(297)	2,966	(2,485)
Prepaid expenses	–	(14,186)	(1,043)
Due to related parties	–	–	(12,083)

Net Cash Used in Operating Activities	(9,633)	(202,443)	(1,716,469)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(84,733)
Proceeds from disposal of property and equipment	–	–	29,996

Net Cash Used in Investing Activities	–	–	(2,284,862)

Financing Activities

Advances from related parties	6,900	135,841	187,445
Proceeds from note payable	–	–	23,362
Repayment of note payable	–	–	(23,362)
Proceeds from loans payable	–	85,000	375,000
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	6,900	220,841	4,001,870

(Decrease) Increase In Cash	(2,733)	18,398	539
Cash - Beginning of Period	3,272	10,969	–

Cash – End of Period	539	29,367	539

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	–	–	350,000
Convertible debt issued to settle related party advances	–	–	150,000
Common stock issued for mineral property acquisitions	–	–	2,200,000
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	–	–	172,000
Disposal of property and equipment for debt settlement	16,952	–	16,952
Settlement of debt	453,987	–	453,987

Supplemental Disclosures
Interest paid	–	–	21,897
Income tax paid	–	–	–

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2009, the Company has an accumulated deficit of $7,130,012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Notes to Financial Statements
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

Components of basic and diluted earnings per share for the three month period ended August 31, 2009 and 2008 were as follows:

	For the three month period ended
	August 31, 2009 $	August 31, 2008 $

Net loss (A)	(67,762)	(239,332)

Weighted average outstanding shares of common stock – Basic (B)	44,972,000	41,112,512
Dilutive securities - Diluted (C)	9,605,000	12,405,000
	54,577,000	63,517,512
Loss per share:
Basic (A/B)	(0.00)	(0.01)
Diluted (A/C)	(0.00)	(0.00)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
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
Notes to Financial Statements
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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
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
Notes to Financial Statements
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
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

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

(b)
On August 27, 2009, the Company entered into an Execution and Settlement Agreement with a related company, of which the sole director and officer of the Company was a director and owned 15% of the outstanding common stock of the related company (Note 6).

(c)
Included in accounts payable and accrued liabilities at August 31, 2009, is $122,267 (May 31, 2009 - $86,058) owing to the President of the Company, representing advances of $32,267 made to the Company, and unpaid management fees of $90,000.

(d)	Included in receivables is $32,970 owing from Regal Uranium Inc.

(e)	Included in accounts payable is $13,528 due to Regal Uranium Inc. for interest accrued to May 31, 2009 on a debenture that was settled on August 27, 2009.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

5.  Common Stock

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

On June 5, 2009, the Company entered into agreements with the debenture holders to issue 3,382,000 restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. The Company is obligated to issue the shares pursuant to the agreements. On June 5, 2009, the Company issued 1,014,600 restricted common shares to one of the debenture holders (Note 5 (a)). As at August 31, 2009, the Company has not yet issued the remaining 2,367,400 restricted common shares.

During the three months ended August 31, 2009, the Company incurred an Event of Default as defined in its debentures due to a financial difficulties clause. Accordingly, on August 27, 2009, the Company received a Notice of Default under the terms of its debenture with one of its debenture holders, Regal Uranium Inc. (“Regal”). The Company entered into an Execution and Settlement Agreement (the “Settlement Agreement”) dated August 27, 2009 with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, the Company agreed to transfer all of the issued and outstanding shares of its wholly-owned subsidiaries, Hyde Park Uranium, Inc and Alpha Beta Uranium, Inc., and all of the property and equipment and mineral properties of the Company and its wholly-owned subsidiaries to Regal.  Regal has agreed to pay $50,000 to the Company, and had the remaining $350,000 of debentures assigned to Regal. As at August 27, 2009, accrued interest of $12,059 was included in accrued liabilities, and accumulated accretion expense of $8,433 increased the carrying value of the Debentures to $419,839. The Settlement Agreement was considered a related party transaction as the sole director and officer of the Company was a director of Regal and owned 15% of the outstanding common stock of Regal at the time of the transaction. Refer to Note 9.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

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

		Remaining
	Weighted Average	Contractual
Number Of Options	Exercise Price	Life (years)

2,000,000	$ 0.10	1.25
1,000,000	$ 0.60	0.50
25,000	$ 1.00	0.25

3,025,000

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

8.  Warrants

The following is a summary of the warrant activity during the three month period ended August 31, 2009:

		Weighted Average
	Number Of Warrants	Exercise Price

Balance, May 31, 2009	10,080,000	$0.55
Granted	–	–
Exercised	–	–
Expired	(3,500,000)	$1.00

Balance, August 31, 2009	6,580,000	$0.32

The following is a summary of the warrants outstanding at August 31, 2009:

Number Of Warrants	Weighted Average Exercise Price	Expiry Date

650,000	$1.00	September 15, 2009
500,000	$1.00	September 30, 2009
200,000	$1.00	October 22, 2009
200,000	$1.00	November 2, 2009
30,000	$1.00	April 21, 2010
5,000,000	$1.00	September 24, 2010

6,580,000	$1.00

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

Gain on disposal of discontinued operations is summarized as follows:

August 31, 2009 $

Proceeds receivable from disposition	32,970
Prepaid expenses	(1,073)
Office furniture and equipment, net of accumulated depreciation of $12,190	(16,952)
Assumption of liabilities of subsidiaries	7,144
Accrued interest	12,059
Convertible debt, net of discount of $80,161	419,839

Gain on disposal of discontinued operations	453,987

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

9.  Discontinued Operations (continued)

The results of discontinued operations are summarized as follows:

			Period from
	For three months	For three months	April 4, 2006
	Ended	Ended	(Inception)
	August 31,	August 31,	To August 31,
	2009	2008	2009

Expenses

Amortization	1,087	2,946	22,525
General and administrative	3,233	–	67,478
Impairment of mineral property costs	–	–	4,530,126
Professional fees	–	–	10,382
Mineral property costs	–	58,875	385,920
Loss on disposal of property and equipment	–	–	14,058

Net Loss from Discontinued Operations	$(4,320)	$(61,821)	$(5,030,489)

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

11.  Restatement

On August 27, 2009, the Company entered into a settlement agreement with one of the debentureholders, Regal Uranium Inc. (“Regal”) subsequent to an event of default under the terms of the debentures, to settle the outstanding debenture in the amount of $150,000 plus accrued interest (Note 6). Under the terms of the settlement agreement, the Company agreed to transfer all of its interest in its wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium Inc., to Regal along with all of its property and equipment and intellectual property rights related to these properties. Regal agreed to pay $50,000 and had the other two debentures in the aggregate amount of $350,000 assigned to it.

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

11.  Restatement (continued)

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

The following tables illustrate the effects of the restatement on the August 31, 2009 financial statements:

Balance Sheets	August 312, 2009
	As Reported $	Adjustment $	As Restated $

ASSETS

Current Assets
Receivables	2,485	32,970	35,455

Total Current Assets	3,024	32,970	35,994

Total Assets	3,024	32,970	35,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	190,229	13,528	203,757
Accrued liabilities	3,839	10,146	13,985

Total Current Liabilities	194,068	23,674	217,742

Stockholders’ Deficit

Additional Paid-In Capital	6,489,774	453,987	6,943,761
Common Stock Subscribed	23,674	(23,674)	–
Deficit Accumulated During the Exploration Stage	(6,708,995)	(421,017)	(7,130,012)

Total Stockholders’ Deficit	(191,044)	9,296	(181,748)

Total Liabilities and Stockholders’ Deficit	3,024	32,970	35,994

Statements of Operartions	For the Three Months Ended August 31, 2009
	As Reported $	Adjustment $	As Restated $

Discontinued Operations
Gain on disposal of discontinued operations	421,017	(421,017)	–

Total Income (Loss) from Discontinued Operations	416,697	(421,017)	(4,320)

Net Income (Loss)	353,255	(421,017)	(67,762)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	0.00	(0.00)	(0.00)
Discontinued Operations	0.01	(0.01)	(0.00)
Net Income (Loss)	0.01	(0.01)	(0.00)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in US dollars)
(Unaudited)

11.  Restatement (continued)

Statement of Operations	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009
	As Reported $	Adjustment $	As Restated $

Discontinued Operations
Gain on disposal of discontinued operations	421,017	(421,017)	–

Total Income (Loss) from Discontinued Operations	(4,609,472)	(421,017)	(5,030,489)

Net Income (Loss)	(6,708,995)	(421,017)	(7,130,012)

Statements of Cash Flows	For the Three Months Ended August 31, 2009
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net income (loss) for the period	353,255	(421,017)	(67,762)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement agreement	(421,017)	421,017	–

Statements of Cash Flows	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net income (loss) for the period	(6,708,995)	(421,017)	(7,130,012)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain from settlement agreement	(421,017)	421,017	–

Non-Cash Investing and Financing Activities:
Settlement of debt	453,987	–	453,987

12.  Subsequent Events

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Business Overview

The following discussion and analysis should be read in conjunction with the Annual Report on Form 10-K/A of Buckingham Exploration Inc. (“Buckingham”, “we” or “our”) filed with the SEC on February 18, 2011.

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

As a result of the foregoing, the operations of our subsidiaries have been presented on a discontinued basis in our consolidated financial statements for the three months ended August 31, 2009. Our sole officer is currently seeking new properties for acquisition.

Uncertainties

We are currently reviewing various properties for potential acquisition. We plan to undertake exploration of any properties we acquire. We anticipate that we will require additional financing in order to acquire and to pursue the exploration of any properties acquired. We do not have sufficient funds to acquire or to undertake exploration of any mineral claims acquired at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on any mineral properties we acquire. Significant exploration will be required before a final evaluation as to the economic feasibility of mining of any such properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties we acquire.

Results of Operations

Our results of operations are presented below:

	For the Three Months Ended August 31, 2009 $	For the Three Months Ended August 31, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to August 31, 2009 $

Revenue	–	–	–

Expenses

General and administrative (Note 4)	30,437	138,438	1,623,001
Professional fees	12,517	33,995	389,947

Total Expenses	42,954	172,433	2,012,948

Net Loss Before Other Income (Expenses)	(42,954)	(172,433)	(2,012,948)

Other Income (Expenses)

Interest income	–	24	2,276
Miscellaneous income	–	–	1,467
Interest expense	(12,055)	(5,102)	(58,922)
Accretion of convertible debenture discount	(8,433)	–	(31,396)

Total Other Income (Expenses)	(20,488)	(5,078)	(86,575)

Net Loss From Continuing Operations	(63,442)	(177,511)	(2,099,523)

Loss from Discontinued Operations (Note 9)	(4,320)	(61,821)	(5,030,489)

Net Loss	(67,762)	(239,332)	(7,130,012)

Net Loss Per Share – Basic and Diluted

Net Loss Before Discontinued Operations	(0.00)	(0.01)
Discontinued Operations	(0.00)	–
Net Loss	(0.00)	(0.01)

Weighted Average Shares Outstanding	44,972,000	41,112,512

Since our inception on April 4, 2006 to August 31, 2009, we have not generated any revenue and we have incurred an accumulated deficit of $7,130,012. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our mineral claims. We anticipate that we will incur substantial losses over the next two years.

During the three months ended August 31, 2009, we attained a net loss of $67,762 compared to our net loss of $239,332 for the three months ended August 31, 2008. Our net loss per share was $0.00 for the three months ended August 31, 2009 and ($0.01) for the three months ended August 31, 2008

Our total expenses for the three months ended August 31, 2009 were $42,954 and consisted of $30,437 in general and administrative expenses, and $12,517 in professional fees.  By comparison, our total expenses for the three months ended August 31, 2008 were $172,433, and consisted of $138,438 in general and administrative expenses, and $33,995 in professional fees. The decrease in total expenses was mainly due to reduced overhead expenses as a result of curtailing our exploration activities in response to a lack of financial resources.

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

Liquidity and Capital Resources

As of August 31, 2009 we have a cash of $539, receivables of $35,455 and no prepaid expenses for total current assets of $35,994. Our working capital deficit is $181,748. Our deficit accumulated during the exploration stage was $7,130,012 and was funded through equity financing and shareholder loans. During the three months ended August 31, 2009, we received an advance of $6,900 from a related party. Since our inception on April 4, 2006 to August 31, 2009 we have raised net proceeds of $3,661,575 from the sale of our common stock.

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

From April 4, 2006 (Date of Inception) to August 31, 2009 we used net cash of $1,716,469 in operating activities, $2,284,862 in investing activities, and received net cash of $4,001,870 from financing activities.

As of August 31, 2009, our cash of $539 is insufficient to cover our current monthly burn rate.

As of August 31, 2009 we had $539 in cash. We will receive an additional $50,000 in cash pursuant to the settlement agreement with Regal Uranium Inc. In order to acquire and explore new properties, we may incur expenses that outpace our cash resources. Should we require additional capital resources, we will proceed by way of private placements, loans or possibly a direct offering. There can be no assurance we will successfully raise sufficient capital to meet our future cash requirements.

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

The debenture was secured by a security interesting all our current and future assets and assets of our subsidiaries.

On June 5, 2009, we entered into agreements with debenture holders to issue 3,382,000 restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. We issued 1,014,600 restricted common shares to one of the debenture holders.

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

Future Financings

We have no revenues, have achieved losses since inception, and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on any mineral claims acquired. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

We will require additional financing in order to proceed with the exploration of any mineral properties acquired. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

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

ITEM 4.  CONTROL AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the evaluation of these disclosure controls and procedures, and on the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K/A for the period ended May 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control

We have not been able to implement any of the recommended changes to control over financial reporting listed in our Annual Report on Form 10-K/A for the year ended May 31, 2009.  As such, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On June 5, 2009, we issued 1,014,600 restricted common shares at $0.01 per share to a debenture holder in consideration of interest payable to the debenture holder totaling $10,146, or $0.01 per share. The debenture holder is a non US investor. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

On June 5, 2009, we entered into an agreement with a debenture holder to issue 1,352,800 restricted common shares at $0.01 per share in full consideration of $13,528 in interest accrued up to May 31, 2009. As at August 31, 2009, the shares were not yet issued.

On June 5, 2009, we entered into an agreement with a debenture holder to issue 1,014,600 restricted common shares at $0.01 per share in full consideration of $10,146 in interest accrued up to May 31, 2009. As at August 31, 2009, the shares were not yet issued.

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

Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph
Date: March 2, 2011	Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer