Form 10-Q/A
period 2009-11-30
Buckingham Exploration Inc.
filed 2011-03-03
CIK 1376804

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

As of January 18, 2010 the registrant’s outstanding common stock consisted of 45,026,850 shares.

EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q for the nine months ended November 30, 2009 filed by Buckingham Exploration Inc. (“we”, “us”, “our” or the “Company”) filed with the Securities and Exchange Commission on January 19, 2010 and restates its unaudited financial statements for the six months ended November 30, 2009, the notes thereto and related disclosure, to reflect an adjustment to the accounting and disclosure of the settlement of the convertible debentures issued by us on September 24, 2008. As a result, the unaudited interim financial statements included in the originally filed Form 10-Q should not be relied upon.

In addition, this Form 10-Q/A amends the originally filed Form 10-Q to correct an inadvertent error relating to the company’s planned expenses and certain typographical errors. These errors were discovered during the course of the review of the Company’s disclosure in connection with the recent restatements of its financial statements as disclosed in the Form 8-K filed on September 21, 2010.

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

Regal should have been considered a related party as the sole director and officer of the Company was a director of Regal and owned 15% of the outstanding common stock of Regal at the time of the transaction. Accordingly, a gain on discontinued operations from the debenture settlement of $453,987 should have been recorded as a capital transaction in additional paid-in capital and the unaudited financial statements and the notes thereto included herein have been restated to reflect this adjustment and disclosure of the related party transaction, and corresponding amendments have been made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to the debentures.

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
	(unaudited)
	(As Restated – Note 11)
ASSETS

Current Assets

Cash	2,618	3,272
Receivables	4,090	2,188
Prepaid expenses and deposits	–	1,073

Total Current Assets	6,708	6,533

Net Assets of Discontinued Operations (Note 9)	–	18,039

Total Assets	6,708	24,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable (Note 4)	265,567	154,993
Accrued liabilities (Notes 4 and 6)	12,400	36,291
Secured convertible debentures (Note 6)	–	411,407

Total Current Liabilities	277,967	602,691

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
45,026,850 and 44,012,250 shares issued and outstanding, respectively	4,503	4,401

Additional Paid-in Capital	6,943,761	6,479,730

Deficit Accumulated During the Exploration Stage	(7,219,523)	(7,062,250)

Total Stockholders’ Deficit	(271,259)	(578,119)

Total Liabilities and Stockholders’ Deficit	6,708	24,572

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended November 30, 2009	For the Three Months Ended November 30, 2008	For the Six Months Ended November 30, 2009	For the Six Months Ended November 30, 2008	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2009
	$	$	$	$	$
	(As Restated – Note 11)		(As Restated – Note 11)		(As Restated – Note 11)

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	33,933	105,416	64,370	243,855	1,656,934
Professional fees	55,120	18,583	67,637	52,577	445,067

Total Expenses	89,053	123,999	132,007	296,432	2,102,001

Net Loss Before Other Income (Expenses)	(89,053)	(123,999)	(132,007)	(296,432)	(2,102,001)

Other Income (Expenses)

Interest income	–	49	–	74	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	(458)	(9,364)	(12,513)	(14,467)	(59,380)
Accretion of convertible debenture discount	–	(6,062)	(8,433)	(6,062)	(31,396)

Total Other Income (Expenses)	(458)	(15,377)	(20,946)	(20,455)	(87,033)

Net Loss From Continuing Operations	(89,511)	(139,376)	(152,953)	(316,887)	(2,189,034)

Loss from Discontinued Operations (Note 9)	–	(53,126)	(4,320)	(114,947)	(5,030,489)

Net Loss	(89,511)	(192,502)	(157,273)	(431,834)	(7,219,523)

Net Loss Per Share – Basic and Diluted

Net Loss Before Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.01)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Net Loss	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding	45,027,000	43,512,250	44,999,000	43,762,250

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Six Months Ended November 31, 2009	For the Six Months Ended November 31, 2008	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2009
	$	$	$
	(As Restated – Note 11)		(As Restated – Note 11)

Operating Activities

Net loss for the period	(157,273)	(431,834)	(7,219,523)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	8,433	6,062	31,396
Amortization	–	5,707	–
Common shares issued (cancelled) for services	–	(68,339)	32,000
Impairment of mineral property costs	–	–	4,530,125
Stock-based compensation	–	91,484	576,120
Loss from discontinued operations	1,087	–	37,785
Foreign exchange loss	–	7,597	–

Changes in operating assets and liabilities
Bank indebtedness	–	190	–
Accounts payable and accrued liabilities	109,130	(3,165)	281,952
Other receivables	(1,901)	4,291	(4,089)
Prepaid expenses	–	34,634	(1,043)
Due to related parties	–	–	(12,083)

Net Cash Used in Operating Activities	(40,524)	(353,373)	(1,747,360)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(84,733)
Proceeds from disposition of subsidiaries	32,970	–	32,970
Proceeds from disposal of property and equipment	–	–	29,996

Net Cash Provided by (Used in) Investing Activities	32,970	–	(2,251,892)

Financing Activities

Advances from related parties	6,900	142,404	187,445
Proceeds from note payable	–	–	23,362
Repayment of note payable	–	–	(23,362)
Proceeds from loans payable	–	225,000	375,000
Repayment of loans payable	–	(25,000)	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	6,900	342,404	4,001,870

(Decrease) Increase In Cash	(654)	(10,969)	2,618
Cash - Beginning of Period	3,272	10,969	–

Cash - End of Period	2,618	–	2,618

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	–	350,000	350,000
Convertible debt issued to settle related party advances	–	150,000	150,000
Common stock issued for mineral property acquisitions	–	–	2,200,000
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	–	–	172,000
Disposal of property and equipment for debt settlement	16,952	–	16,952
Settlement of debt	453,987	–	453,987

Supplemental Disclosures
Interest paid	–	14,467	21,897
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2009, the Company has a working capital deficit of $271,259 and an accumulated deficit of $7,219,523. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Components of basic and diluted earnings per share for the three and six month period ended November 30, 2009 and 2008 were as follows:

	For the three month period ended		For the six month period ended
	November 30, 2009 $	November 30, 2008 $	November 30, 2009 $	November 30, 2008 $

Net loss (A)	(89,511)	(192,502)	(157,273)	(431,834)

Weighted average outstanding shares of common stock - Basic (B)	45,026,850	43,512,250	44,999,129	43,762,250
Dilutive securities - Diluted (C)	–	–	–	–
	45,026,850	43,512,250	44,999,129	43,762,250
Loss per share:
Basic (A/B)	(0.00)	(0.00)	(0.00)	(0.01)
Diluted (A/C)	(0.00)	(0.00)	(0.00)	(0.01)

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
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

2.  Summary of Significant Accounting Policies (continued)

(o)  Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 12.

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
(Unaudited)

3.  Mineral Properties (continued)

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

(c)  Included in accounts payable and accrued liabilities at November 30, 2009, is $38,308 (May 31, 2009 - $86,058) owing to the President of the Company, representing advances of made to the Company, and unpaid management fees.

(d)  Included in accounts payable is $13,528 due to Regal Uranium Inc. for interest accrued to May 31, 2009 on a debenture that was settled on August 27, 2009.

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

 Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

6.  Secured Convertible Debentures (continued)

On June 5, 2009, the Company entered into agreements with the debenture holders to issue 3,382,000 restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. The Company is obligated to issue the shares pursuant to the agreements. On June 5, 2009, the Company issued 1,014,600 restricted common shares to one of the debenture holders (Note 5(a)). As at November 30, 2009, the Company has not yet issued the remaining 2,367,400 restricted common shares.

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

In November 2007, the Company adopted a stock option plan (the "Plan") to grant options to executives, employees and consultants. Under the Plan, the Company may grant options to acquire up to 2,000,000 common shares of the Company. Options granted can have a term up to five years and an exercise price as determined by the Stock Option Committee or which represents the fair market value at the date of grant. Options vest as specified by the Stock Option Committee. A total of 1,975,000 common shares are available for future issuance under the Plan as of August 31, 2009. If not specified, the options shall vest as follows:

●	Directors and senior officials to Vice-president - 50% upon the grant date, and 50% after one calendar year

●	Employees -10% at the end of any probation period or three months from date of engagement and 5% at the end of each calendar month thereafter

●	Other option holders – 10% at the end of the first thirty days of engagement, 20% upon completion of 50% of first term or upon 50% of project completion term and the remainder 30 days thereafter

●	The following is a summary of the stock option activity for the six month period ended November 30, 2009.

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding, May 31, 2009	3,025,000	$0.27
Granted	–	–

Outstanding, November 30, 2009	3,025,000	$0.27	0.75	$–

Exercisable, November 30, 2009	3,025,000	$0.27	0.75	$–

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

7.  Stock Options (continued)

The following is a summary of the status of stock options outstanding and exercisable at November 30, 2009.  As at November 30, 2009, there are no unvested options.

Number Of Options	Weighted Average Exercise Price	Remaining Contractual Life (years)

2,000,000	$ 0.10	1.00
1,000,000	$ 0.60	0.25
25,000	$ 1.00	0.31

3,025,000

8.  Warrants

The following is a summary of the warrant activity during the six month period ended November 30, 2009:

		Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Balance, May 31, 2009	10,080,000	$0.55
Granted	–	–
Exercised	–	–
Expired	(5,050,000)	$1.00

Balance, November 30, 2009	5,030,000	$0.11

The following is a summary of the warrants outstanding at November 30, 2009:

Number of Warrants	Weighted Average Exercise Price	Expiry Date

30,000	$1.00	April 21, 2010
5,000,000	$0.10	September 24, 2010

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

9.  Discontinued Operations (continued)

The results of discontinued operations are summarized as follows:

	For the Three months	For the Three months	For the Six months	For the Six months	Period from April 4, 2006
	Ended	Ended	Ended	Ended	(Inception)
	November 30,	November 30,	November 30,	November 30,	To August 31,
	2009	2008	2009	2008	2009
	$	$	$	$	$
Expenses

Amortization	–	2,762	1,087	5,707	22,525
General and administrative	–	34,278	3,233	34,279	67,478
Impairment of mineral property costs	–	–	–	–	4,530,126
Mineral property costs	–	4,995	–	63,870	385,920
Professional fees	–	11,091	–	11,091	10,382
Loss on disposal of property and equipment	–	–	–	–	14,058

Net Loss from Discontinued Operations	–	(53,126)	(4,320)	(114,947)	(5,030,489)

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

As a result, the Company is restating the November 30, 2009 interim financial statements filed on Form 10-Q. The effect of the restatement is to reclassify the gain on disposal of discontinued operations of $453,987 from net loss to additional paid-in capital, and to reclassify the settlement of $23,674 in accrued interest from common stock subscribed to accounts payable and accrued liabilities.

The following tables illustrate the effects of the restatement on the November 30, 2009 financial statements:

Balance Sheets	November 30, 2009
	As Reported $	Adjustment $	As Restated $
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	252,039	13,528	265,567
Accrued liabilities	2,254	10,146	12,400

Total Current Liabilities	254,293	23,674	277,967

Stockholders’ Deficit

Common Stock	4,739	(236)	4,503
Additional Paid-In Capital	6,513,212	430,549	6,943,761
Deficit Accumulated During the Exploration Stage	(6,765,536)	(453,987)	(7,219,523)

Total Stockholders’ Deficit	(247,585)	(23,674)	(271,259)

Statements of Operations	For the Three Months Ended November 30, 2009
	As Reported $	Adjustment $	As Restated $

Discontinued Operations
Gain on disposal of discontinued operations	32,970	(32,970)	–

Total Income (Loss) from Discontinued Operations	32,970	(32,970)	–

Net Loss	(56,541)	(32,970)	(89,511)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

11.  Restatement (continued)

Statements of Operations	For the Six Months Ended November 30, 2009
	As Reported $	Adjustment $	As Restated $
Discontinued Operations
Gain on disposal of discontinued operations	453,987	(453,987)	–

Total Income (Loss) from Discontinued Operations	449,667	(453,987)	(4,320)

Net Income (Loss)	296,714	(453,987)	(157,273)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	(0.00)	(0.00)	(0.00)
Discontinued Operations	0.01	(0.01)	(0.00)
Net Income (Loss)	0.01	(0.01)	(0.00)

Statements of Operations	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2009
	As Reported $	Adjustment $	As Restated $
Discontinued Operations
Gain on disposal of discontinued operations	453,987	(453,987)	–

Total Loss from Discontinued Operations	(4,576,502)	(453,987)	(5,030,489)

Net Loss	(6,765,536)	(453,987)	(7,219,523)

Statements of Cash Flows	For the Six Months Ended November 30, 2009
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net income (loss) for the period	296,714	(453,987)	(157,273)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain from settlement agreement	(421,017)	421,017	–

Net Cash Used in Operating Activities	(7,554)	(32,970)	(40,524)

Investing Activities

Proceeds from disposal of subsidiaries	–	32,970	32,970

Net Cash Provided by Investing Activities	–	32,970	32,970

Non-cash Investing and Financing Activities:

Settlement of debt	–	453,987	453,987

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

11.  Restatement (continued)

Statements of Cash Flows	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2009
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net loss for the period	(6,765,536)	(453,987)	(7,219,523)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain from settlement agreement	(421,017)	421,017	–

Net Cash Used in Operating Activities	(1,714,390)	(32,970)	(1,747,360)

Investing Activities

Proceeds from disposal of subsidiaries	–	32,970	32,970

Net Cash Provided by (Used in) Investing Activities	(2,284,862)	32,970	(2,251,892)

12.  Subsequent Events

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

Uncertainties

We are currently reviewing numerous properties in a search for suitable acquisition targets to initiate an exploration program. However, there is no assurance that we will be successful in locating prospective mining claims or that any of these claims will contain a commercially viable ore body. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake acquisition and exploration of new mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

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

Results of Operations

Our results of operations are presented below:

	For the Three Months Ended November 30, 2009 $	For the Three Months Ended November 30, 2008 $	For the Six Months Ended November 30, 2009 $	For the Six Months Ended November 30, 2008 $	Accumulated from April 4, 2006 (Date of Inception) to November 30, 2009 $

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	33,933	105,416	64,370	243,855	1,656,934
Professional fees	55,120	18,583	67,637	52,577	445,067

Total Expenses	89,053	123,999	132,007	296,432	2,102,001

Net Loss Before Other Income (Expenses)	(89,053)	(123,999)	(132,007)	(296,432)	(2,102,001)

Other Income (Expenses)

Interest income	–	49	–	74	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	(458)	(9,364)	(12,513)	(14,467)	(59,380)
Accretion of convertible debenture discount	–	(6,062)	(8,433)	(6,062)	(31,396)

Total Other Income (Expenses)	(458)	(15,377)	(20,946)	(20,455)	(87,033)

Net Loss From Continuing Operations	(89,511)	(139,376)	(152,953)	(316,887)	(2,189,034)

Loss from Discontinued Operations (Note 9)	–	(53,126)	(4,320)	(114,947)	(5,030,489)

Net Loss	(89,511)	(192,502)	(157,273)	(431,834)	(7,219,523)

Net Loss Per Share – Basic and Diluted

Net Loss Before Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.01)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Net Loss	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding	45,027,000	43,512,250	44,999,000	43,762,250

Since our inception on April 4, 2006 to November 30, 2009, we have not generated any revenue and we have incurred an accumulated deficit of $7,219,523. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our future mineral claims. We anticipate that we will incur substantial losses over the next two years.

During the three months ended November 30, 2009, we incurred a net loss of $89,511 compared to our net loss of $192,502 for the three months ended November 30, 2008. We did not record any income (loss) per share for the three months ended November 30, 2009 nor for the three months ended November 30, 2008. We generated a net loss of $157,273 or a net loss of $0.00 per share for the six month period ended November 30, 2009, as compared to a net loss of $431,834 or a net loss of $0.01 per share for the comparable period of 2008.

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

Net loss from discontinued operations came to $4,320 for the six months ended November 30, 2009 and consisted of $1,087 in amortization and $3,233 in general and administrative expenses.

From April 4, 2006 (Date of Inception) to August 31, 2009 we accumulated total operating loss from discontinued operations of $5,030,489 including $22,525 in amortization cost, $67,478 in general and administrative expenses, $4,530,126 in impairment of mineral property costs, $10,382 in professional fees, $385,920 in mineral property costs, and $14,058 in loss on disposal of property and equipment.

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

Liquidity and Capital Resources

As of November 30, 2009 we have a cash of $2,618, receivables of $4,090 and no prepaid expenses for total current assets of $6,708. Our working capital deficit is $271,259. Our deficit accumulated during the exploration stage was $7,219,523 and was funded through equity financing and shareholder loans. During the three months ended November 30, 2009, we received an advance of $6,900 from related parties. Since our inception on April 4, 2006 to August 31, 2009 we have raised net proceeds of $3,661,575 from the sale of our common stock.

During the six months ended November 30, 2009, we used net cash of $40,524 in operating activities, received net cash of $32,970 from investing activities and received net cash of $6,900 from financing activities.  This compares to $353,373 of net cash used in operating activities and $342,404 net cash received from financing activities for the same period in 2008. We did not use any cash in investing activities during the six month period ended November 30, 2009 as our financial resources were limited.

From April 4, 2006 (Date of Inception) to November 30, 2009 we used net cash of $1,747,360 in operating activities, $2,251,892 in investing activities, and received net cash of $4,001,870 from financing activities.

As of November 30, 2009, our cash of $2,618 is insufficient to cover our current monthly burn rate.

We estimate our planned expenses for the next year (from December 1, 2009), excluding property acquisition costs, to be approximately $800,000, as summarized in the table below.

Description of Expense	Amount
Exploration of mineral properties to be acquired	$100,000
Surveying and evaluation of reserves on the properties to be acquired	$100,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$800,000

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

As at November 30, 2009, we had nominal cash of $2,618 in the bank.  Based on our planned expenditures, we require a minimum of $800,000 to proceed with our plan of operations over the next twelve months (beginning December 1, 2009).  If we achieve less than the full amount of financing that we require we will scale back our planned exploration activities and our day to day operations in order to reduce our exploration expenses and general and administrative expenses to a level appropriate to the financial resources available to us.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On August 14, 2009, Leslie Rudolph filed a Statement of Claim in the Provincial Court of British Columbia (Small Claims Court) to initiate a lawsuit against us. In the Statement of Claim, Mr. Rudolph seeks judgment for $7,832.64 and costs with respect to accounting services he provided to us from June 1, 2008 to November 30, 2008. On December 1, 2009, the Court issued a default order against us for the sum of $8,027.24. We made an application to the Court to cancel the default order.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

On June 5, 2009, we entered into an agreement with a debenture holder to issue 1,352,800 restricted common shares at $0.01 per share to the debenture holder in consideration of interest payable to the debenture holder totaling $13,528, or $0.01 per share. The debenture holder is a non US investor. These securities were issued on August 20, 2010 without a prospectus pursuant to Regulation S of the Securities Act.

On June 5, 2009, we entered into an agreement with a debenture holder to issue 1,014,600 restricted common shares at $0.01 per share to the debenture holder in consideration of interest payable to the debenture holder totaling $10,146, or $0.01 per share. The debenture holder is a non US investor. These securities were issued on August 20, 2010 without a prospectus pursuant to Regulation S of the Securities Act.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit Number	Exhibit Description

99.1	Audit Committee Charter, dated September 25, 2009 (1)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed with the original Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph
Date: March 3, 2011	Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer