Form 10-Q/A
period 2010-02-28
Buckingham Exploration Inc.
filed 2011-03-08
CIK 1376804

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 20, 2010 the registrant’s outstanding common stock consisted of 45,126,850 shares.

EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q for the nine months ended February 28, 2010 filed by Buckingham Exploration Inc. (“we”, “us”, “our” or the “Company”) with the Securities and Exchange Commission on October 20, 2009 and restates its unaudited financial statements for the three months ended April 21, 2010, the notes thereto and related disclosure, to reflect an adjustment to the accounting and disclosure of the settlement of the convertible debentures issued by us on September 24, 2008. As a result, the unaudited interim financial statements included in the originally filed Form 10-Q should not be relied upon.

In addition, this Form 10-Q/A amends the originally filed Form 10-Q to clarify certain disclosure relating to the business of the Company and to correct certain typographical errors. These errors were discovered during the course of the review of the Company’s disclosure in connection with the recent restatements of its financial statements as disclosed in the Form 8-K filed on September 21, 2010.

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

ITEM 1.  FINANCIAL STATEMENTS.

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
	(unaudited)
	(As Restated – Note 11)
ASSETS

Current Assets

Cash	–	3,272
Receivables	4,810	2,188
Prepaid expenses and deposits	–	1,073

Total Current Assets	4,810	6,533

Net Assets of Discontinued Operations (Note 9)	–	18,039

Total Assets	4,810	24,572

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	3,217	–
Accounts payable (Note 4)	307,374	154,993
Accrued liabilities	10,613	36,291
Secured convertible debentures (Note 6)	–	411,407

Total Current Liabilities	321,204	602,691

Commitments and Contingencies (Notes 1 and 10)

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 80,000,000 shares authorized, $0.0001 par value
45,126,850 and 44,012,250 shares issued and outstanding, respectively	4,513	4,401

Additional Paid-in Capital	6,944,852	6,479,730

Deficit Accumulated During the Exploration Stage	(7,265,759)	(7,062,250)

Total Stockholders’ Deficit	(316,394)	(578,119)

Total Liabilities and Stockholders’ Deficit	4,810	24,572

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2009	For the Nine Months Ended February 28, 2010	For the Nine Months Ended February, 2009	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2010
	$	$	$	$	$
	(As Restated – Note 11)		(As Restated – Note 11)		(As Restated – Note 11)

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	31,971	56,035	96,341	299,890	1,688,905
Mineral property costs	5,850	–	5,850	–	5,850
Professional fees	15,692	25,550	83,329	78,127	460,759

Total Expenses	53,513	81,585	185,520	378,017	2,155,514

Net Loss Before Other Income (Expenses)	(53,513)	(81,585)	(185,520)	(378,017)	(2,155,514)

Other Income (Expenses)

Interest income	–	–	–	74	2,276
Miscellaneous income	–	1,467	–	1,467	1,467
Interest expense	–	(12,430)	(12,513)	(26,897)	(59,380)
Accretion of convertible debenture discount	–	(8,270)	(8,433)	(14,332)	(31,396)
Gain on disposal of property and equipment	7,277	–	7,277	–	7,277

Total Other Income (Expenses)	7,277	(19,233)	(13,669)	(39,688)	(79,756)

Net Loss From Continuing Operations	(46,236)	(100,818)	(199,189)	(417,705)	(2,235,270)

Loss from Discontinued Operations (Note 9)	–	(17,776)	(4,320)	(132,722)	(5,030,489)

Net Loss	(46,236)	(118,593)	(203,509)	(550,427)	(7,265,759)

Net Loss Per Share – Basic and Diluted

Net Loss Before Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.01)
Discontinued Operations	(0.00)	(0.00)	(0.00)	–
Net Loss	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding	45,045,000	43,962,250	45,014,000	40,464,316

The accompanying notes are an integral part of these financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended February 28, 2010	For the Nine Months Ended February 28, 2009	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2010
	$	$	$
	(As Restated – Note 11)		(As Restated – Note 11)
Operating Activities

Net loss for the period	(203,509)	(550,427)	(7,265,759)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	8,433	14,332	31,396
Amortization	–	6,989	–
Common shares issued (cancelled) for services	–	(53,339)	32,000
Shares issued for mineral property costs	1,100	–	2,301,100
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	91,484	576,120
Loss (Gain) on disposal of property and equipment	(7,277)	7,878	(7,277)
Loss from discontinued operations	1,087	–	37,785
Foreign exchange loss	–	7,597	–

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	149,152	64,283	321,974
Other receivables	(2,622)	5,765	(4,810)
Prepaid expenses	–	45,758	(1,043)
Due to related parties	–	–	(12,083)

Net Cash Used in Operating Activities	(53,636)	(359,680)	(1,760,472)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(84,733)
Proceeds from disposal of subsidiaries	32.970	–	32,970
Proceeds from disposal of property and equipment	7,277	12,495	37,273

Net Cash Provided by (Used in) Investing Activities	40,247	12,495	(2,244,615)

Financing Activities

Advances from related parties	6,900	142,404	187,445
Bank indebtedness	3,217	–	3,217
Proceeds from note payable	–	–	23,362
Repayment of note payable	–	–	(23,362)
Proceeds from loans payable	–	225,000	375,000
Repayment of loans payable	–	(25,000)	(25,000)
Proceeds from the issuance of common stock	–	–	3,661,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	10,117	342,404	4,005,087

(Decrease) In Cash	(3,272)	(4,781)	–
Cash - Beginning of Period	3,272	10,969	–

Cash - End of Period	–	6,188	–

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	–	350,000	350,000
Convertible debt issued to settle related party advances	–	150,000	150,000
Common stock issued for mineral property acquisitions	1,100	–	2,201,100
Common stock issued for finders fee	–	–	100,000
Common shares issued for services	–	15,000	172,000
Disposal of property and equipment for debt settlement	16,952	–	16,952
Settlement of debt	453,987	–	453,987

Supplemental Disclosures
Interest paid	–	14,569	21,897
Income tax paid	–	–	–

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2010, the Company has a working capital deficit of $316,394 and an accumulated deficit of $7,265,759. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(f)  Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. A total of 5,030,000 (2009 – 14,380,000) outstanding warrants and 2,025,000 (2009 – 3,025,000) options outstanding have been excluded from the three and nine months ended February 28, 2010 and 2009 calculation as they would be anti-dilutive.

Components of basic and diluted earnings per share for the three and nine month period ended February 28, 2010 and 2009 were as follows:

	For the three month period ended		For the nine month period ended
	February 28, 2010 $	February 28, 2009 $	February 28, 2010 $	February 28, 2009 $

Net loss (A)	(46,236)	(118,593)	(203,509)	(550,427)

Weighted average outstanding shares of common stock – Basic (B)	45,044,628	43,962,250	45,014,128	40,464,316
Dilutive securities - Diluted (C)	–	–	–	–
	45,044,628	43,962,250	45,014,128	40,464,316
Loss per share:
Basic (A/B)	(0.00)	(0.00)	(0.00)	(0.01)
Diluted (A/C)	(0.00)	(0.00)	(0.00)	(0.01)

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

(d)	Included in accounts payable is $13,528 due to Regal Uranium Inc. for interest accrued to May 31, 2009 on a debenture that was settled on August 27, 2009.

5.  Common Stock

(a)	On June 5, 2009, the Company issued 1,014,600 restricted common shares at $0.01 per share to a debenture holder in full consideration of $13,528 in accrued interest (Note 6).

(b)	On February 12, 2010, the Company issued 100,000 shares of common stock at $0.011 per share pursuant to a mineral property option agreement. Refer to Note 3.

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

On June 5, 2009, the Company entered into agreements with the debenture holders to issue 3,382,000 restricted common shares to settle interest accrued up to May 31, 2009 in the amount of $33,820. The Company is obligated to issue the shares pursuant to the agreements. On June 5, 2009, the Company issued 1,014,600 restricted common shares to one of the debenture holders (Note 5(a)). As at February 28, 2010, the Company has not yet issued the remaining 2,367,400 restricted common shares.

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

9.  Discontinued Operations (continued)

Gain on disposal of discontinued operations is summarized as follows:

February 28, 2010

Proceeds received from disposition	32,970
Prepaid expenses	(1,073)
Office furniture and equipment, net of accumulated depreciation of $12,190	(16,952)
Assumption of liabilities of subsidiaries	7,144
Accrued interest	12,059
Convertible debt, net of discount of $80,161	419,839

Gain on disposal of discontinued operations	453,987

The results of discontinued operations are summarized as follows:

	For the Three months	For the Three months	For the Nine months	For the Nine months	Period from April 4, 2006
	Ended	Ended	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010

Expenses

Amortization	–	1,283	1,087	6,990	22,525
General and administrative	–	8,615	3,233	42,893	67,478
Impairment of mineral property costs	–	–	–	–	4,530,126
Mineral property costs	–	–	–	63,870	385,920
Professional fees	–	–	–	11,091	10,382
Loss on disposal of property and equipment	–	7,878	–	7,878	14,058

Net Loss from Discontinued Operations	–	(17,776)	(4,320)	(132,722)	(5,030,489)

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

As a result, the Company is restating the February 28, 2010 interim financial statements filed on Form 10-Q. The effect of the restatement is to reclassify the gain on disposal of discontinued operations of $453,987 from net loss to additional paid-in capital, and to reclassify the settlement of $23,674 in accrued interest from common stock subscribed to accounts payable and accrued liabilities.

The following tables illustrate the effects of the restatement on the February 28, 2010 financial statements:

Balance Sheets
	February 28, 2010
	As Reported $	Adjustment $	As Restated $

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	293,847	13,528	307,375
Accrued liabilities	467	10,146	10,613

Total Current Liabilities	297,531	23,674	321,205

Stockholders’ Deficit

Common Stock	4,749	(236)	4,513
Additional Paid-In Capital	6,514,302	430,549	6,944,851
Deficit Accumulated During the Exploration Stage	(6,811,772)	(453,987)	(7,265,759)

Total Stockholders’ Deficit	(292,721)	(23,674)	(316,395)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

11.  Restatement (continued)

Statements of Operations
	For the Nine Months Ended February 28, 2010
	As Reported $	Adjustment $	As Restated $

Discontinued Operations
Gain on disposal of discontinued operations	453,987	(453,987)	–

Total Income (Loss) from Discontinued Operations	449,667	(453,987)	(4,320)

Net Income (Loss)	250,478	(453,987)	(203,509)

Net Income (Loss) Per Share – Basic and Diluted

Net Income (Loss) Before Discontinued Operations	(0.00)	(0.00)	(0.00)
Discontinued Operations	0.01	(0.01)	(0.00)
Net Income (Loss)	0.01	(0.01)	(0.00)

Statements of Operations
	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2010
	As Reported $	Adjustment $	As Restated $

Discontinued Operations
Gain on disposal of discontinued operations	453,987	(453,987)	–

Total Loss from Discontinued Operations	(4,576,502)	(453,987)	(5,030,489)

Net Loss	(6,811,772)	(453,987)	(7,265,759)

Statements of Cash Flows
	For the Nine Months Ended February 28, 2010
	As Reported $	Adjustment $	As Restated $

Operating Activities

Net income (loss) for the period	250,478	(453,987)	(203,509)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain from settlement agreement	(453,987)	453,987	–

Statements of Cash Flows
	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2010
	As Reported$	Adjustment$	As Restated$

Operating Activities

Net loss for the period	(6,811,772)	(453,987)	(7,265,759)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain from settlement agreement	(453,987)	453,987	–

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

Business Overview

Buckingham Exploration Inc. (“Buckingham”, “we” or “our”) was incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition and exploration of mineral properties since our inception. In October 2009, we completed the transfer of our two wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium Inc., Colorado corporations through which we acquired mineral claims in the state of Colorado in settlement of certain debentures. In January 2009, we entered into an option agreement to acquire certain mining claims in British Columbia, Canada and we are also currently seeking other properties to acquire.

Our common stock became eligible for trading on the OTC Bulletin Board on May 8, 2007 under the ticker symbol “BUKX.OB”.

On January 29, 2010, we entered into an option agreement (the “Option Agreement”) with Argus Metals Corp. (Argus Metals”) pursuant to which we have the sole and exclusive right and option (the “Option”) to acquire 100% interest in three mining claims known as Lady Ermalina Chemainus Claims located in British Columbia, Canada (the “Property). Under the terms of the Option Agreement, we agreed to issue an aggregate of 600,000 shares of common stock and pay an aggregate of $5,000 in cash to Argus Metals as consideration for the Option. Further, we have to incur not less than $600,000 in expenditures related to the exploration and development of the Property before January 6, 2012. On February 12, 2010, we issued 100,000 shares to Argus Metals in accordance with the terms of the Option Agreement. An additional 500,000 shares shall be issued on or before two years from the date of execution of the Option Agreement.

Uncertainties

We are currently reviewing numerous other properties in a search for suitable acquisition targets to initiate an exploration program. However, there is no assurance that we will be successful in locating prospective mining claims or that any of these claims or the Property will contain a commercially viable ore body. We anticipate that we will require additional financing in order to pursue full exploration of the Property and these prospective claims. We do not have sufficient financing to undertake the acquisition and exploration of new mineral claims or exploration of the Property at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on any of our current or future mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Results of Operations

Our results of operations are presented below:

	For the Three Months Ended February 28, 2010 $	For the Three Months Ended February 28, 2009 $	For the Nine Months Ended February 28, 2010 $	For the Nine Months Ended February, 2009 $	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2010 $

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 4)	31,971	56,035	96,341	299,890	1,688,905
Mineral property costs	5,850	–	5,850	–	5,850
Professional fees	15,692	25,550	83,329	78,127	460,759

Total Expenses	53,513	81,585	185,520	378,017	2,155,514

Net Loss Before Other Income (Expenses)	(53,513)	(81,585)	(185,520)	(378,017)	(2,155,514)

Other Income (Expenses)

Interest income	–	–	–	74	2,276
Miscellaneous income	–	1,467	–	1,467	1,467
Interest expense	–	(12,430)	(12,513)	(26,897)	(59,380)
Accretion of convertible debenture discount	–	(8,270)	(8,433)	(14,332)	(31,396)
Gain on disposal of property and equipment	7,277	–	7,277	–	7,277

Total Other Income (Expenses)	7,277	(19,233)	(13,669)	(39,688)	(79,756)

Net Loss From Continuing Operations	(46,236)	(100,818)	(199,189)	(417,705)	(2,235,270)

Loss from Discontinued Operations (Note 9)	–	(17,776)	(4,320)	(132,722)	(5,030,489)

Net Loss	(46,236)	(118,593)	(203,509)	(550,427)	(7,265,759)

Net Loss Per Share – Basic and Diluted

Net Loss Before Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.01)
Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Net Loss	(0.00)	(0.00)	(0.00)	(0.01)
Weighted Average Shares Outstanding	45,045,000	43,962,250	45,014,000	40,464,316

Since our inception on April 4, 2006 to February 28, 2010, we have not generated any revenue and we have incurred an accumulated deficit of $7,265,759. We may not generate significant revenues even if our exploration program indicates that mineral deposits may exist on our current or future mineral claims. We anticipate that we will incur substantial losses over the next two years.

During the three months ended February 28, 2010, we incurred a net loss of $46,236 compared to our net loss of $118,593 for the three months ended February 28, 2009. We did not record any income (loss) per share for the three and nine months ended February 28, 2010, or for the three months ended February 28, 2009. We generated a net loss of $203,509 or a net loss of $0.00 per share for the nine month period ended February 28, 2010, as compared to a net loss of $550,427 or a net loss of $0.01 per share for the comparable period of 2008.

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

Net loss from discontinued operations came to $4,320 for the nine months ended February 28, 2010 and consisted of $1,087 in amortization and $3,233 in general and administrative expenses.

From April 4, 2006 (Date of Inception) to February 28, 2010 we accumulated total operating loss from discontinued operations of $5,030,489.

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

Liquidity and Capital Resources

As of February 28, 2010 we have no cash, receivables of $4,810 and no prepaid expenses for total current assets of $4,810. Our working capital deficit is $316,394. Our deficit accumulated during the exploration stage was $7,265,759 and was funded through equity financing and shareholder loans. During the nine months ended February 28, 2010, we received an advance of $6,900 from related parties. Since our inception on April 4, 2006 to February 28, 2010 we have raised net proceeds of $3,661,575 from the sale of our common stock.

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

We estimate our planned expenses for the next year (from March 1, 2010), excluding property acquisition costs, to be approximately $800,000, as summarized in the table below.

Description of Expense	Amount
Exploration of mineral properties	$100,000
Surveying and evaluation of reserves on the properties to be acquired	$100,000
Professional Fees	$100,000
General and Administrative Expenses	$500,000
Total	$800,000

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

The debenture was secured by a security interest on all our current and future assets and assets of our subsidiaries.

During the three months ended August 31, 2009, we defaulted on the convertible debentures and received a notice of default under the terms of the debenture with Regal Uranium Inc. We subsequently entered in an Execution and Settlement Agreement (the “Settlement Agreement”) dated August 27, 2009 with Regal Uranium Inc. for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. In accordance with the Settlement Agreement, we agreed to transfer all of our issued and outstanding shares in our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium, Inc. and all of our property and equipment and our mineral properties to Regal Uranium Inc., which was completed in October 2009.

Future Financings

We have no revenues, have achieved losses since inception, and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our current or future mineral claims. Accordingly, we will be dependent on future additional financing in order to acquire new prospective claims, maintain our operations and continue our exploration activities.

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

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of the significant accounting policies is included in note 2 of the notes to our consolidated financial statements for the year ended May 31, 2009 filed in an Annual Report on Form 10-K/A. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

On February 12, 2010, we issued 100,000 restricted common shares to Argus Metals pursuant to the Option Agreement entered into on January 29, 2010. These securities were issued without a prospectus pursuant to Regulation S of the Securities Act.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the nine months ended February 28, 2010, we defaulted on three secured convertible debenture purchase agreements, entered into on September 24, 2008 with three investors. The default was due to a financial difficulty clause. On August 27, 2009, we received a Notice of Default under the terms of our debenture with one of our debenture holders, Regal Uranium Inc (“Regal”). On August 27, 2009, we entered into an Execution and Settlement Agreement (the “Settlement Agreement”) with Regal for the settlement of the outstanding convertible debenture in the amount of $150,000 plus accrued interest. Under the terms of the Settlement Agreement, we agreed to transfer to Regal all of the issued and outstanding shares of our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium, Inc., and all of our property and equipment and our mineral properties, as well as mineral properties of our subsidiaries. For further discussion of the debentures and the Settlement Agreement, please see Note 6 Secured Convertible Debentures and Note 9 Discontinued Operations of the Financial Statements.

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

Buckingham Exploration Inc.
(Registrant)

/s/ Christopher Robin Relph
Date: March 8, 2011	Christopher Robin Relph
Director, President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer