Form 10-Q
period 2011-02-28
Buckingham Exploration Inc.
filed 2011-04-14
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

As of April 13, 2011, the registrant’s outstanding common stock consisted of 50,118,736 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Buckingham Exploration Inc.
(An Exploration Stage Company)
February 28, 2011

Consolidated Balance Sheets (Unaudited)	F-1
Consolidated Statements of Operations (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to (Unaudited) Consolidated Financial Statements	F-4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	February 28,	May 31,
	2011	2010

ASSETS

Current Assets

Cash	$135,967	$2,194
Other receivables	7,345	3,621
Prepaid expense	1,544	–

Total Current Assets	144,856	5,815

Property and Equipment, net	1,466	1,973

Total Assets	$146,322	$7,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$120,715	$49,038
Accounts payable – related party	92,359	190,146
Advances-related party	8,465	23,027
Accrued liabilities	–	13,528
Loans payable	60,932	104,114

Total Current Liabilities	282,471	379,853

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 300,000,000 shares authorized, $0.0001 par value
50,118,736 shares issued and outstanding (May 31, 2010 – 112,818 shares)	5,066	11

Additional Paid-in Capital	7,473,372	6,949,353

Deficit Accumulated During the Exploration Stage	(7,614,587)	(7,321,429)

Total Stockholders’ Deficit	(136,149)	(372,065)

Total Liabilities and Stockholders’ Deficit	$146,322	$7,788

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	For the Three Months Ended February 28, 2011	For the Three Months Ended February 28, 2010	For the Nine Months Ended February 28, 2011	For the Nine Months Ended February 28, 2010	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2011

Expenses

General and administrative	$39,346	$31,971	$119,863	$96,341	$1,844,381
Exploration mineral property costs	6,020	5,850	15,681	5,850	21,531
Professional fees	33,546	15,692	157,614	83,329	638,222

Total Expenses	78,912	53,513	293,158	185,520	2,504,134

Net Loss Before Other Expenses	(78,912)	(53,513)	(293,158)	(185,520)	(2,504,134)

Other Income (Expenses)

Interest income	–	–	–	–	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	–	–	–	(12,513)	(59,588)
Accretion of convertible debenture discount	–	–	–	(8,433)	(31,396)
Gain on disposal of property and equipment	–	7,277	–	7,277	7,277

Total Other Income (Expenses)	–	7,277	–	(13,669)	(79,964)

Net Loss From Continuing Operations	(78,912)	(46,236)	(293,158)	(199,189)	(2,584,098)

Gain on disposal of discontinued operations	–	–	–	453,987	(5,030,489)

Results from discontinued operations	–	–	–	(4,320)	–

Net Loss	$(78,912)	$(46,236)	$(293,158)	$250,478	$(7,614,587)

Net Loss Per Share – Basic and Diluted

Net Income Loss Before Discontinued Operations	$(0.00)	$(0.36)	$(0.05)	$(1.72)
Discontinued Operations	–	–	–	(3.88)
Net Loss	$–	$(0.36)	$(0.05)	$(2.16)

Weighted Average Shares Outstanding	19,390,000	118,530	6,497,000	116,005

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Nine Months Ended February 28, 2011	For the Nine Months Ended February 28, 2010	Accumulated from April 4, 2006 (Date of Inception) to February 28, 2011
Operating Activities

Net income (loss) for the period	$(293,158)	$250,478	$(7,614,587)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	8,433	31,396
Amortization	507	–	564
Common shares issued for services	–	–	32,000
Shares issued for mineral property costs	–	1,100	2,301,100
Non cash gain from settlement agreement	-	(453,987)
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	–	576,120
Gain on disposal of property and equipment	–	(7,277)	(7,277)
Loss from discontinued operations	–	1,087	37,785

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	81,823	149,152	456,391
Other receivables	(3,724)	(2,622)	(9,633)
Prepaid expenses	(1,544)	–	(2,587)
Due to related parties	(97,787)	–	(109,870)

Net Cash Used in Operating Activities	(313,883)	(53,636)	(2,078,473)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(86,763)
Proceeds from disposition of subsidiaries	–	32,970	32,970
Proceeds from disposal of property and equipment	–	7,277	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496

Net Cash Provided by (Used in) Investing Activities	–	40,247	(2,246,645)

Financing Activities

Bank indebtedness	–	3,217	–
Advances from related parties	-	6,900	196,671
Repayments to related parties	(14,562)	–	(50,561)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	(50,000)	–	(73,362)
Proceeds from loans payable	12,218	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	500,000	–	4,161,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	447,656	10,117	4,461,085

Increase (Decrease) In Cash	133,773	(3,272)	135,967
Cash - Beginning of Period	2,194	3,272	–

Cash - End of Period	$135,967	$–	$135,967

Non-Cash Investing and Financing Activities:

Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$1,100	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$–	$–	$172,000
Disposal of property and equipment for debt settlement	$–	$16,952	$16,952
Conversion of debt to stock	$5,400	$-	$5,400
Issuance of stock for settlement of accrued interest	$23,674	$-	$477,661

Supplemental Disclosures
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

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

On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2011, the Company has a working capital deficit of $137,615 and an accumulated deficit of $7,614,587. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 28, 2011, the Company had $135,967 cash in the bank.  The Company requires a minimum of $250,000 to proceed with their plan of operations over the next twelve months.  If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2011, and the results of its operations and cash flows for the three and nine months ended February 28, 2011 and 2010. The results of operations for the three and nine months ended February 28, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

3.   Mineral Property

On August 23, 2010, 0887717 B.C. Ltd. (“0887717”), a British Columbia company and wholly owned subsidiary of the Company, entered into an option agreement (the “Option Agreement”) with Murray Scott Morrison, pursuant to which 0887717 was granted the option to acquire a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia, Canada (the “Property”). In accordance with the provisions of the Option Agreement, 0887717 may exercise its option by making a payment of $5,000 on the date of execution of the Option Agreement (paid), incurring not less than $10,000 in expenditures related to exploration and development on the Property prior to September 30, 2010 (paid) and paying a sum of $1,000 on or before November 30, 2010. Pursuant to the terms of the Option Agreement, Mr. Morrison was granted a stock option to purchase up to 10% of the total issued and outstanding share capital of the Company at the total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the Property.  The Stock Option expires after 36 months from the date of the Option Agreement.

4.   Related Party Transactions and Balances

Included in accounts payable-related party and advances by related party at February 28, 2011, is $100,824 (May 31, 2010 - $213,173) owing to the President of the Company, representing unpaid management fees, cash advances  and expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing and have no repayment terms.

5.   Loans Payable

(a)
During the year ended May 31, 2010, the Company received operating loans in the amount of $38,332 (Cdn$40,000). During the nine months ended February 28, 2011, this amount was increased by $12,218 (Cdn$10,000). The loans were unsecured, bear 1% interest per month and payable upon demand. During the nine months ended February 28, 2011, the Company repaid the loan balance and accrued interest.

(b)
On May 5, 2010, the Company entered into two promissory note agreements with its legal counsel for $65,782, which represents the debt owed by the Company to its legal counsel for services rendered on or before April 30, 2010. The loans are unsecured, non-interest bearing, and payable on demand. On February 25, 2011, the Company entered into a debt conversion agreement whereby it converted $4,850 of the loan and $550 of accounts payable into 540,000 shares of common stock.

6.   Common Stock

(a)
On July 23, 2010, the Company effected a 1 for 400 reverse stock split of the issued and outstanding common stock.  As a result, the issued and outstanding shares decreased from 45,126,850 shares of common stock to 112,818 shares of common stock.  The number of shares that the Company is authorized to issue did not change as a result of the common stock split and remain at 80,000,000 common shares and 20,000,000 preferred shares all with a par value of $0.0001.  All share, stock option and warrant amounts have been retroactively adjusted for all periods presented.

(b)	On August 20, 2010, the Company issued 2,536 post-split restricted common shares at $4 per share in full consideration of $10,146 in interest accrued.

(c)	On August 20, 2010, the Company issued 3,382 post-split restricted common shares at $4 per share in full consideration of $13,528 in interest accrued.

(d)
On December 20, 2010, the Company completed a private placement of 15,000,000 units at $0.01 per unit, for proceeds of $150,000.  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months.

(e)	On December 21, 2010, the Company increased its authorized capital from 80,000,000 shares of common stock with a par value of $0.0001 to 300,000,000 shares of common stock with a par value of $0.0001.

(f)
On February 10, 2011, the Company completed a private placement of 35,000,000 units at $0.01 per unit, for proceeds of $350,000.  Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months.

(g)	On February 25, 2011, the Company issued 540,000 shares of common stock at a fair value of $0.01 per share in exchange for the settlement of $5,400 in debt (Note 5(b)).

7.   Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price

Balance, May 31, 2010	–	–

Issued	25,000,000	$0.10

Balance, February 28, 2011	25,000,000	$0.10

As at February 28, 2011, the intrinsic value of the common share purchase warrants was $nil.

Additional information regarding warrants as at February 28, 2011, is as follows:

Number of Warrants	Exercise Price	Expiry Date

7,500,000	$0.10	December 20, 2011
17,500,000	$0.10	February 10, 2012

25,000,000

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

Overview

We were incorporated as a Nevada company on April 4, 2006. We have been engaged in the acquisition and exploration of mineral properties since our inception. We are an exploration stage company and have not generated any revenues and have incurred losses since inception.

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

On December 20, 2010, we completed the sale of 15,000,000 units to an investor at a price of $0.01 per unit, with each unit comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months, for gross proceeds of $150,000. Pursuant to the terms of the offering, we appointed a new director of our board of directors who is a director of the investor in the offering, who is expected to introduce new business opportunities to us. However, no such opportunities have been determined to date and there can be no assurance that such opportunities will be determined or that we will enter into any further transactions.

On December 21, 2010, we completed an amendment to our bylaws to make them more comprehensive and an increase in our authorized capital from 80,000,000 shares of common stock, par value $0.0001 per share, to 300,000,000 shares of common stock, par value $0.0001 per share, to enable further financing.

On February 11, 2011, we completed the sale of 35,000,000 units to certain investors at a price of $0.01 per unit, with each unit comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months, for gross proceeds of $350,000.

Our plan of operations for the next 12 months is to raise additional financing and acquire another mineral property and mineral claims. We also plan to conduct a small exploration project on each of our current properties. We anticipate we will require approximately $0.5 million to carry out plans over the next 12 months. As at February 28, 2011, we had cash of $135,967 and a working capital deficit of $143,015 and will require significant financing to pursue our plans.

We plan to obtain the required financing from the sale of our common stock or loans. There can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended February 28, 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K/A for the year ended May 31, 2010 filed with the SEC.

Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 28, 2011. As of February 28, 2011, we had an accumulated deficit of $7,614,587. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to February 28, 2011, our total expenses were $2,504,134, comprised of $638,222 in professional fees, $21,531 in mineral property costs and $1,844,381 in general and administrative expenses.

Our total expenses increased to $78,912 for the three months ended February 28, 2011 from $53,513 for the three months ended February 28, 2010. The increase in total expenses was mainly due to higher professional fees and general and administrative expenses. Professional fees increased to $33,546 in the current period from $15,692 in the prior period primarily due to increased financing activities and reporting obligations. General and administrative expenses increased to $39,346 in the current period from $31,971 in the prior period primarily due to increased financing activities. We incurred exploration costs on our properties of $6,020 in the current period, compared to $5,850 in the prior period.

We recognized total other expenses of $79,964 from our inception to February 28, 2011, primarily due to interest expense and amounts owing under our convertible debentures. For the three months ended February 28, 2011, we recognized total other expenses of $0, compared to total other income of $7,277 for the three months ended February 28, 2010, due to a gain on the disposal of property and equipment.

Net Loss

For the three months ended February 28, 2011, we recognized a net loss of $78,912, compared to $46,236 for the three months ended February 28, 2010.

Nine Months Ended February 28, 2011 Compared to Nine Months Ended February 28, 2010

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 28, 2011. As of February 28, 2011, we had an accumulated deficit of $7,614,587. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

Our total expenses increased to $293,158 for the nine months ended February 28, 2011 from $185,520 for the nine months ended February 28, 2010. The increase in total expenses was mainly due to higher professional fees and general and administrative expenses.  Professional fees increased to $157,614 in the current period from $83,329 in the prior period primarily due to increased financing activities and reporting obligations. General and administrative expenses increased to $119,863 in the current period from $96,341 in the prior period primarily due to increased financing activities. We incurred exploration costs on our properties of $15,681 in the current period, compared to $5,850 in the prior period.

For the nine months ended February 28, 2011, we recognized total other expenses of $0, compared to $13,669 for the nine months ended February 28, 2010, due to interest expense and amounts owing under our convertible debentures, partially offset by a gain on the disposal of property and equipment.

Gain From Discontinued Operations

We recognized a gain from discontinued operations of $0 during the nine months ended February 28, 2011, compared to $449,667 during the nine months ended February 28, 2010, due to the transfer of all of our interest in two subsidiaries (and related assets) as a result of our default under our convertible debentures.

Net Loss

For the nine months ended February 28, 2011, we recognized a net loss of $293,158, compared to net income of $250,478 for the nine months ended February 28, 2010 due to the sale of our subsidiaries.

Liquidity and Capital Resources

As of February 28, 2011, we had cash of $135,967, a working capital deficit of $137,615, total assets of $146,322, total liabilities of $282,471 and an accumulated deficit of $7,614,587. As of May 31, 2010, we had cash of $2,194, a working capital deficit of $385,668, total assets of $7,788, total liabilities of $379,853 and an accumulated deficit of $7,321,429.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to February 28, 2011, financing activities provided cash of $4,461,085, primarily from the sale of our common stock and loans.

During the nine months ended February 28, 2011, financing activities provided cash of $447,656, compared to $10,117 in the nine months ended February 28, 2010, primarily from the sale of our common stock and loans.

On December 20, 2010 and February 11, 2011, we raised gross proceeds of $150,000 and $350,000, respectively, from private placements of units. Pursuant to the terms of the initial offering, we appointed a new director to our board of directors who is expected to introduce new business opportunities for our company. However, no such opportunities have been determined at this time and there can be no assurance that we will enter into any further transactions.

Operating Activities

Operating activities used cash of $313,883 for the nine months ended February 28, 2011, compared to $53,636 for the nine months ended February 28, 2010. An increase in accounts payable and accrued liabilities provided cash of $81,823 in the nine months ended February 28, 2011, compared to $149,152 in the prior period. Amounts due to related parties used cash of $97,787 in the current period, compared to $0 in the prior period.

Investing Activities

There were no investing activities during the nine months ended February 28, 2011. In the nine months ended February 28, 2010, investing activities provided cash of $40,247, primarily from proceeds from the sale of subsidiaries related to the settlement of our convertible debentures.

We expect that our total expenses will increase over the next year as we increase our business operations and exploration activities on our mineral properties. We do not anticipate generating any revenues for the foreseeable future. Our plan of operations for the next 12 months is to raise additional financing and acquire another mineral property and mineral claims. We also plan to conduct a small exploration project on each of our current properties. We anticipate we will require approximately $0.5 million to carry out our plans over the next 12 months and will require significant financing to pursue our plans.

We plan to obtain the required financing from the sale of our common stock or loans. There can be no assurance that we will obtain any additional financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the period ended February 28, 2011 have been prepared on a going concern basis and Note 1 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4.  CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our sole officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of February 28, 2011, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended February 28, 2011, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Buckingham Exploration Inc.

	By:	/s/ C. Robin Relph
Date: April 14, 2011		C. Robin Relph
President and Chief Executive Officer