Form 10-K
period 2011-05-31
Buckingham Exploration Inc.
filed 2011-08-29
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-53462

Buckingham Exploration Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
Suite 418-831 Royal Gorge Blvd. Cañon City, CO 81212, USA	(604) 737 0203
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at November 30, 2010 was Nil.

The number of shares of common stock of the registrant outstanding at August 29, 2011 was 56,751,954 shares.

PART I

Item 1.  Description of Business

Forward-Looking Statements

The statements in this annual report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

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

We currently own an option to acquire a 100% interest in the Lady Ermalina mineral properties, and a 100% interest in the Dome mineral properties, both located in the Province of British Columbia, Canada. We have conducted limited exploration work on our mineral properties and none of our properties has been determined to contain any mineral resources or reserves of any kind.

Name of Property	Location	Nature of Interest	Status
Lady Ermalina Claims	Vancouver Island, British Columbia, Canada	An option to acquire 100% interest.	Exploration permit has been obtained.
Dome Claims	Beaverdell Area, Greenwood Mining Division in British Columbia, Canada	100% interest.	Exploration permit has been obtained.

We previously owned interests in two mineral properties located in the State of Colorado, the High Park mineral property and the Proteus mineral property, which we transferred to a debenture holder in October 2009, pursuant to a settlement agreement entered in August 2009, in settlement of amounts owing to our debenture holders.

Our plan of operations for the next 12 months is to explore our mineral properties. We plan to begin by conducting a small exploration project on each of our properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans over the next 12 months. As at May 31, 2011, we had cash of $64,753 and a working capital deficit of $62,177 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

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

On September 24, 2008, we entered into secured convertible debenture purchase agreements with three investors pursuant to which we sold three convertible debentures to the investors in the aggregate amount of $500,000 and we also granted to them warrants to purchase up to an aggregate of 12,500 shares of our common stock at an exercise price of $40 per share exercisable for a period of two years. The debentures accrued interest at a rate of 10% per annum and were convertible into shares of our common stock at a price of $20 per share. As collateral security, we granted the investors a security interest in all the right, title and interest of all of our present and future assets.

On June 5, 2009, we entered into agreements with the debenture holders to issue an aggregate of 8,455 shares of common stock to settle interest accrued up to May 31, 2009. On June 25, 2009, we issued an aggregate of 2,536 restricted shares of common stock to a debenture holder to settle interest accrued up to May 31, 2009 in the amount of $10,146. Subsequent to May 31, 2010, we issued a further 5,918 restricted shares of common stock to two debenture holders to settle interest accrued in the amount of $23,674.

On August 27, 2009, we entered into a settlement agreement with one of the debenture holders, subsequent to an event of default under the terms of the debentures, to settle the outstanding debenture in the amount of $150,000 plus accrued interest. Under the terms of the settlement agreement, we agreed to transfer all of our interest in our wholly-owned subsidiaries, Hyde Park Uranium Inc. and Alpha Beta Uranium Inc., to the debenture holder along with all of our property and equipment and intellectual property rights related to these properties. The debenture holder agreed to pay us $50,000 and had the other two debentures in the aggregate amount of $350,000 assigned to it.

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

On August 23, 2010, 0887717 B.C. Ltd. (“0887717”), our wholly-owned subsidiary which we incorporated in British Columbia, Canada on August 9, 2010, entered into an option agreement (the “Dome Option Agreement”) with Murray Scott Morrison, pursuant to which 0887717 had the right to acquire 100% interest in the mineral property known as the Dome Claim Group located on Mount Vallace in the Beaverdell Area, Greenwood Mining Division in the Province of British Columbia, Canada (the “Dome Property”).

In accordance with the provisions of the Dome Option Agreement, 0887717 paid $5,000 to Mr. Morrison on the date of the agreement, is required to incur not less than $10,000 in expenditures related to exploration and development on the Dome Property prior to September 30, 2010 (incurred) and is required to pay $1,000 to Mr. Morrison on or before November 30, 2010(paid). Pursuant to the terms of the Dome Option Agreement, 0887717 granted to Mr. Morrison stock options (the “Stock Options”) to purchase up to 10% of its total issued and outstanding share capital at a total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the property.  The Stock Options expire 36 months after the date of the Dome Option Agreement.

In October 2010, we changed our independent auditors from Manning Elliott LLP to MaloneBailey, LLP. See our Current Report on Form 8-K filed with the SEC on October 13, 2010 for more information.

In December 2010, we completed the sale of 15,000,000 units at a price of $0.01 per unit, with each unit comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months, for gross proceeds of $150,000, to an investor resident in Australia that acquired the securities for investment purposes. This represented a change-in-control of our Company. In connection with the offering, we appointed Simon Eley as a director of our company. Mr. Eley is a director of the investor in the private placement and was appointed as a director of our company as a result of the investment.

In December 2010, the holders of a majority of our issued and outstanding common stock approved an amendment to our bylaws to make them more comprehensive, as well as an increase in our authorized capital from 80,000,000 shares of common stock, par value $0.0001, to 300,000,000 shares of common stock, par value $0.0001 to better position us to attract financing. The number of shares of preferred stock we are authorized to issue did not change as a result of the authorized capital Increase.

In February 2011, we completed the sale of 35,000,000 units at a price of $0.01 per unit, with each unit comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months, for gross proceeds of $350,000, to certain off-shore investors that acquired the securities for investment purposes.

In April 2011, we and Christopher Robin Relph, our President and Chief Executive Officer, mutually agreed to the termination of the management agreement between us and Mr. Relph, effective December 1, 2010 pursuant to the terms of the management agreement. Under the terms of the management agreement, Mr. Relph had agreed to act as our principal officer in consideration of a salary of $20,000 per month. We have agreed to pay Mr. Relph CDN$24,000 for his services for the quarter ended February 28, 2011 and to pay Mr. Relph CDN$8,000 per month for his services going forward. No early termination penalties were incurred as a result of the termination of the Management Agreement.

Effective April 18, 2011, we completed the conversion of an aggregate of approximately $66,332 in debt owed by us to six offshore lenders into shares of our common stock at a price of $0.01 per share. As a result, we issued an aggregate of 6,633,200 shares of our common stock to the six lenders.

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

Employees

We have no part time or full time employees, other than our officers. We do not intend to hire any employees until our financial condition improves.

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

Present Condition of the Property and Current State of Exploration

To date there has been no drilling or trenching between the Lady A and Lady C showings or south of the Lady C to prove this continuity.  The “iron formation” consists of lenses of extremely fine-grained magnetite with minor specular hematite in grey chert and red jasperoid rock. Some pyrite is present in talus south of the Lady C zone.

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

In accordance with the provisions of the Dome Option Agreement, 0887717 paid $5,000 to Mr. Morrison on the date of the agreement, is required to incur not less than $10,000 in expenditures related to exploration and development on the Dome Property prior to September 30, 2010 (incurred) and is required to pay $1,000 to Mr. Morrison on or before November 30, 2010 (paid). Pursuant to the terms of the Dome Option Agreement, 0887717 granted to Mr. Morrison Stock Options to purchase up to 10% of its total issued and outstanding share capital at a total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the property.  The Stock Options expire 36 months after the date of the Dome Option Agreement.

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

Item 3.  Legal Proceedings

On August 14, 2009, Leslie Rudolph filed a Statement of Claim in the Provincial Court of British Columbia (Small Claims Court) to initiate a lawsuit against us. In the Statement of Claim, Mr. Rudolph seeks judgment for $7,833 and costs with respect to accounting services he provided to us from June 1, 2008 to November 30, 2008. On December 1, 2009, the Court issued a default order against us for the sum of $8,261 plus court order interest from December 30, 2008 to date. We made an application to the Court to cancel the default order, which was subsequently dismissed.

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

Period	High ($)	Low ($)
June 1, 2011 – August 31, 2011	0.09	0.14
March 1, 2011 – May 31, 2011	-	-
December 1, 2010 – February 28, 2011	-	-
September 1, 2010 – November 30, 2010	-	-
June 1, 2010 – August 31, 2010	0.03(1)	0.02(1)
March 1, 2010 – May 31, 2010	0.03(1)	0.01(1)
December 1, 2009 – February 28, 2010	0.04(1)	0.01(1)
September 1, 2009 – November 30, 2009	0.02(1)	0.01(1)
June 1, 2009 – August 31, 2009	0.01(1)	0.01(1)

(1)	We completed a reverse split of our common stock on a 1:400 basis on July 23, 2010. These prices do not reflect the effect of the reverse stock split.

Holders

As of August 26, 2011, there were 149 holders of record of our common stock.

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

Equity Compensation Plans

We implemented two equity compensation plans on November 23, 2007:

●
2007 Stock Compensation Plan:  A total of 5,000 shares of common stock are authorized under the plan. All 5,000 shares underlying the plan were reserved for issuance on the date the plan was adopted. As of May 31, 2011, a total of 375 shares have been issued under the plan.

●
2007 Non-Qualified Stock Option Plan:  Options to purchase up to 5,000 shares of common stock are authorized to be granted under this plan. All 5,000 shares underlying the plan were reserved as of the date the plan was adopted. As of May 31, 2011, options to purchase up to 62 shares have been granted under the plan.

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

We currently own an option to acquire a 100% interest in the Lady Ermalina mineral properties, and a 100% interest in the Dome mineral properties, both located in the Province of British Columbia, Canada, which we acquired in January and August 2010. We have conducted limited exploration work on these properties. We previously held interests in two mineral properties located in the State of Colorado which we acquired in June 2007 and January 2008. Pursuant to the terms of a settlement agreement entered in August 2009, we transferred all of our interest in these properties to a debenture holder in October 2009 in settlement of amounts owing by us under certain debentures upon an event of default under the debentures.

Our plan of operations for the next 12 months is to explore our mineral properties. We plan to begin by conducting a small exploration project on each of our properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans over the next 12 months. As at May 31, 2011, we had cash of $64,753 and a working capital deficit of $62,177 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to May 31, 2011. As of May 31, 2011, we had an accumulated deficit of $7,600,250. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

During the year ended May 31, 2009, we defaulted under three secured convertible debenture purchase agreements as we were unable to pay fees to maintain our interest in any of our 472 mineral claims located in Colorado. We entered into a settlement agreement on August 27, 2009 with one of our debenture holders in settlement of amounts owning under our convertible debentures which required the transfer of all of our interest in two subsidiaries and all of their assets to the debenture holder, including all mineral claims, intellectual property rights and property and equipment, which was completed in October 2009.

Expenses

From April 4, 2006 (inception) to May 31, 2011, our total expenses were $2,489,797, comprised of $617,414 in professional fees, $21,531 in mineral property costs and $1,850,852 in general and administrative expenses.

Our total expenses increased to $278,821 for the year ended May 31, 2011 from $240,982 for the year ended May 31, 2010. The increase in total expenses was due to an increase in costs related to obtaining financing and the acquisition of a mineral property during the current fiscal year, partially offset by a decrease in general and administrative expenses related to our operations.

We recognized total other expenses of $79,964 from our inception to May 31, 2011, primarily due to interest expense and amounts owing under our convertible debentures. For the year ended May 31, 2011, we recognized total other expenses of $0, compared to $13,877 for the year ended May 31, 2010, due to interest expense and amounts owing under our convertible debentures.

Our net loss from continuing operations was $278,821 for the year ended May 31, 2011, compared to $254,859 for the prior period.

Loss From Discontinued Operations

We recognized a loss from discontinued operations of $0 during the year ended May 31, 2011, compared to a loss from discontinued operations of $4,320 during the year ended May 31, 2010, due to the transfer of all of our interest in two subsidiaries (and related assets) as a result of our default under our convertible debentures. See Note 9 to our audited financial statements included in this annual report for more information.

Net Loss

For the year ended May 31, 2011, we recognized a net loss of $278,821, compared to a net loss of $259,179 for the year ended May 31, 2010.

Liquidity and Capital Resources

As of May 31, 2011, we had cash of $64,753, a working capital deficit of $62,177, total assets of $71,028, total liabilities of $131,908 and an accumulated deficit of $7,600,250.

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to May 31, 2011, financing activities provided cash of $4,452,620, primarily from the sale of our common stock. During the fiscal year ended May 31, 2011, financing activities provided cash of $439,191, compared to $16,117 in the year ended May 31, 2010 primarily from sales of our common stock.

Operating activities used cash of $376,632 for the year ended May 31, 2011, compared to $55,466 for the year ended May 31, 2010, primarily as a result of an increased operations. An increase in accounts payable and accrued liabilities used cash of $10,984 in the year ended May 31, 2011, compared to an increase in same providing cash of $201,746 in the prior year. Amounts due to related parties used cash of $86,146 in the current year.

Investing activities during the year ended May 31, 2011 provided cash of $0, compared to $38,217 in the prior year, primarily due to the disposition of our interest in our subsidiaries resulting from the settlement of our convertible debentures.

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

Going Concern

Our financial statements for the period ended May 31, 2011 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity based payments to non employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Buckingham Exploration Inc.
(An Exploration Stage Company)
May 31, 2011
(Expressed in US dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Buckingham Exploration Inc.
(An Exploration Stage Company)
Carson City, Nevada

We have audited the accompanying consolidated balance sheet of Buckingham Exploration Inc. and its subsidiaries (collectively, the “Company” ) as of May 31, 2011 and the related consolidated statements of expenses, stockholders’ deficit and cash flows for the year then ended and the period from April 4, 2006 (inception) through May 31, 2011.  The financial statements for the period from April 4, 2006 (inception) through May 31, 2010 were audited by other auditors whose report expressed an unqualified opinion on those financial statements.  The financial statements for the period from April 4, 2006 (inception) through May 31, 2010 include no revenue and an accumulated net loss of $7,321,429.  Our opinion on the statements of expenses, stockholder’ deficit, and cash flows for the year then ended , in so far as it relates to amounts for prior periods through May 31, 2010  is based solely on the report of the other auditor.  These financial statements are the responsibility of Buckingham Exploration Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Buckingham Exploration Inc. internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2011 and their results of its operations and their cash flows for the year then ended and the period from inception through May 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
August 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Buckingham Exploration Inc.
(an Exploration Stage Company)

We have audited the accompanying balance sheet of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2010 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and accumulated for the period from April 4, 2006 (Date of Inception) to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Buckingham Exploration Inc. (An Exploration Stage Company) as of May 31, 2010 and the results of its operations and cash flows for the year then ended and accumulated for the period from April 4, 2006 (Date of Inception) to May 31, 2010 in conformity with generally accepted accounting principles used in the United States.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

September 14, 2010

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	May 31,
	2011	2010

ASSETS

Current Assets

Cash	$64,753	$2,194
Other receivables	3,429	3,621
Prepaid expense	1,549	–

Total Current Assets	69,731	5,815

Property and Equipment, net accumulated depreciation	1,297	1,973

Total Assets	$71,028	$7,788

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$26,134	$49,038
Accounts payable – related party	104,000	190,146
Advances-related party	–	23,027
Accrued liabilities	1,774	13,528
Loans payable	–	104,114

Total Current Liabilities	131,908	379,853

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 300,000,000 shares authorized, $0.0001 par value
56,751,936 and 112,818 shares issued and outstanding respectively	5,675	11

Additional Paid-in Capital	7,533,695	6,949,353

Deficit Accumulated During the Exploration Stage	(7,600,250)	(7,321,429)

Total Stockholders’ Deficit	(60,880)	(372,065)

Total Liabilities and Stockholders’ Deficit	$71,028	$7,788

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses

	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010	April 4, 2006 (Inception) to May 31, 2011

Expenses

General and administrative	$126,334	$131,954	$1,850,852
Exploration mineral property costs	15,681	5,850	21,531
Professional fees	136,806	103,178	617,414

Total Expenses	278,821	240,982	2,489,797

Net Loss Before Other Expenses	(278,821)	(240,982)	(2,489,797)

Other Income (Expenses)

Interest income	–	–	2,276
Miscellaneous income	–	–	1,467
Interest expense	–	(12,721)	(59,588)
Accretion of convertible debenture discount	–	(8,433)	(31,396)
Gain on disposal of property and equipment	–	7,277	7,277

Total Other Income (Expenses)	–	(13,877)	(79,964)

Net Loss From Continuing Operations	(278,821)	(254,859)	(2,569,761)

Gain on disposal of discontinued operations	–	–	-

Results from discontinued operations	–	(4,320)	(5,030,489)

Net Loss	$(278,821)	$(259,179)	$(7,600,250)

Net Loss Per Share – Basic and Diluted

Net Income Loss Before Discontinued Operations	$(0.02)	$(2.26)
Discontinued Operations	–	(0.04)
Net Loss	$(0.02)	$(2.30)

Weighted Average Shares Outstanding	18,381,000	112,607

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended May 31, 2011	For the Year Ended May 31, 2010	April 4, 2006 (Inception) to May 31, 2011
Operating Activities

Net loss	$(278,821)	$(259,179)	$(7,600,250)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	8,433	31,396
Amortization	676	57	733
Common shares issued for services	–	–	32,000
Shares issued for mineral property costs	–	1,100	2,301,100
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	–	576,120
Gain on disposal of property and equipment	–	(7,277)	(7,277)
Loss from discontinued operations	–	1,087	37,785

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(10,984)	201,746	363,584
Other receivables	192	(1,433)	(5,717)
Prepaid expenses	(1,549)	–	(2,592)
Due to related parties	(86,146)	–	(98,229)

Net Cash Used in Operating Activities	(376,632)	(55,466)	(2,141,222)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	(2,030)	(86,763)
Proceeds from disposition of subsidiaries	–	32,970	32,970
Proceeds from disposal of property and equipment	–	7,277	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496

Net Cash Provided by (Used in) Investing Activities	–	38,217	(2,246,645)

Financing Activities

Advances from related parties	-	28,400	196,671
Repayments to related parties	(23,027)	(50,561)	(59,026)
Proceeds from notes payable	–	38,332	61,694
Repayment of note payable	(50,000)	–	(73,362)
Proceeds from loans payable	12,218	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	500,000	–	4,161,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	439,191	16,117	4,452,620

Increase (Decrease) In Cash	62,559	(1,078)	64,753
Cash - Beginning of Period	2,194	3,272	–

Cash - End of Period	$64,753	$2,194	$64,753

Non-Cash Investing and Financing Activities:

Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$1,100	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$–	$–	$172,000
Disposal of property and equipment for debt settlement	$–	$16,952	$16,952
Conversion of debt to stock	$66,332	$-	$66,332
Issuance of stock for settlement of accrued interest	$23,674	$453,987	$477,661

Supplemental Disclosures
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Inception) to May 31, 2011

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$

Balance - April 4, 2006 (Date of Inception)	–	–	–	–	–	–

May 8, 2006 - issuance of common shares for cash proceeds at $0.04 per share	50,000	5	–	1,995	–	2,000

May 20, 2006 - issuance of common shares for cash proceeds at $0.04 per share	2,500	–	–	100	–	100

May 26, 2006 - issuance of common shares for cash proceeds at $0.04 per share	2,500	–	–	100	–	100

May 31, 2006 - common shares subscribed at $40 per share	–	–	10,350	–	–	10,350

Net loss for the period	–	–	–	–	(6,416)	(6,416)

Balance - May 31, 2006	55,000	5	10,350	2,195	(6,416)	6,134

July 1, 2006 - issuance of common shares for cash proceeds at $40 per share	1,318	–	(10,350)	52,725	–	42,375

August 8, 2006 - issuance of common shares for acquisition of mineral property at $40 per share	5,000	1	–	199,999	–	200,000

September 28, 2006 - issuance of common shares for transfer agent expenses at $40 per share	300	–	–	12,000	–	12,000

May 7, 2007 - issuance of common shares for cash proceeds at $40 per share	50	–	–	2,000	–	2,000

May 7, 2007 - issuance of common shares for cash proceeds at $40 per share	500	–	–	20,000	–	20,000

May 7, 2007 - issuance of common shares for acquisition of mineral property at $40 per share	12,500	1	–	499,999	–	500,000

May 11, 2007 - issuance of common shares for mineral property finders fee at $40 per share	2,500	–	–	100,000	–	100,000

May 16, 2007 - issuance of common shares for cash proceeds at $100 per share	10,750	1	–	1,074,999	–	1,075,000

May 16, 2007 - issuance of common shares for finders fee at $100 per share	538	–	–	53,750	–	53,750

Stock-based compensation	–	–	–	134,999	–	134,999

Share issuance expenses	–	–	–	(53,750)	–	(53,750)

Net loss for the year	–	–	–	–	(1,663,949)	(1,663,949)

Balance - May 31, 2007	88,456	8	–	2,098,916	(1,670,365)	428,559

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (f Inception) to May 31, 2011

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$

Balance - May 31, 2007	88,456	8	–	2,098,916	(1,670,365)	428,559

August 10, 2007 - issuance of common shares for cash proceeds at $200 per share	8,750	1	–	1,749,999	–	1,750,000

September 4, 2007 - issuance of common shares for cash proceeds at $200 per share	500	–	–	100,000	–	100,000

September 12, 2007 - issuance of common shares for cash proceeds at $200 per share	1,000	–	–	200,000	–	200,000

September 12, 2007 - issuance of common shares for cash proceeds at $200 per share	125	–	–	25,000	–	25,000

September 25, 2007 - issuance of common shares for cash proceeds at $200 per share	500	–	–	100,000	–	100,000

October 5, 2007 - issuance of common shares for cash proceeds at $200 per share	750	–	–	150,000	–	150,000

October 18, 2007 - issuance of common shares for cash proceeds at $200 per share	500	–	–	100,000	–	100,000

November 6, 2007 - issuance of common shares for cash proceeds at $200 per share	500	–	–	100,000	–	100,000

January 8, 2008 - issuance of common shares for mineral property at $200 per share	7,500	1	–	1,499,999	–	1,500,000

April 18, 2008 - issuance of common shares for consulting fees at $356 per share	125	–	–	44,500	–	44,500

April 21, 2008 - issuance of common shares for cash proceeds at $200 per share	75	–	–	15,000	–	15,000

May 7, 2008 - issuance of common shares for investor relations at $180 per share	625	–	–	112,500	–	112,500

Stock-based compensation	–	–	–	337,490	–	337,490

Share issuance expenses	–	–	–	(207,500)	–	(207,500)

Net loss for the year	–	–	–	–	(4,769,456)	(4,769,456)

Balance - May 31, 2008	109,406	10	–	6,425,904	(6,439,821)	(13,907)

October 9, 2008 - cancellation of common shares issued for investor relations at $180 per share	(625)	–	–	(68,339)	–	(68,339)

September 24, 2008 - Fair value of warrants issued with convertible debentures	–	–	–	111,556	–	111,556

December 9, 2008 - issuance of common shares for consulting services at $12 per share	1,250	–	–	15,000	–	15,000

Net loss for the year	–	–	–	–	(622,429)	(622,429)

Balance - May 31, 2009	110,031	10	–	6,484,121	(7,062,250)	(578,119)

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Inception) to May 31, 2011

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$

Balance - May 31, 2009	110,031	10	–	6,484,121	(7,062,250)	(578,119)

June 5, 2009 - issuance of common stock in lieu of interest at $4 per share	2,537	1	–	10,145	–	10,146

February 12, 2010 - issuance of common stock for mineral property at $4.40 per share	250	–	–	1,100	–	1,100

Gain on settlement of debt (Note 10)	–	–	–	453,987	–	453,987

Net loss	–	–	–	–	(259,179)	(259,179)

Balance - May 31, 2010	112,818	11	–	6,949,353	(7,321,429)	(372,065)

August 20, 2010 - issuance of common stock in lieu of interest at $4 per share	5,918	1	–	23,673	–	23,674

December 16, 2010 - issuance of common shares for cash proceeds of $0.01 per share	15,000,000	1,500	–	148,500	–	150,000

February 10, 2011 - issuance of common shares for cash proceeds of $0.01 per share	35,000,000	3,500	–	346,500	–	350,000

February 25, 2011 - issuance of common shares for settlement of debt at $0.01 per share	540,000	54	–	5,346	–	5,400

April 5, 2011 - issuance of common shares for settlement of debt at $0.01 per share	1,000,000	100	–	9,900	–	10,000

April 18, 2011 - issuance of common shares for settlement of debt at $0.01 per share	5,093,200	509	–	50,423	–	50,932

Net loss	–	–	–	–	(278,821)	(278,821)

Balance - May 31, 2011	56,751,936	5,675	–	7,533,695	(7,600,250)	(60,880)

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

On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada.

2.  Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2011, the Company has a working capital deficit of $62,177 and an accumulated deficit of $7,600,250. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2011, the Company had $64,753 cash in the bank.  The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months.  If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

3.  Summary of Significant Accounting Policies

a)  Principles of consolidation

The consolidated financial statements include the accounts of Buckingham Exploration Inc. and its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated

(b)  Use of Estimates

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

3.  Summary of Significant Accounting Policies (continued)

(d)  Property and Equipment

Property and equipment comprised of computer is recorded at cost and amortized over 3 years using the straight line method.

(e)  Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. A total of 25,000,000 (2010 – 12,500) outstanding warrants have been excluded from the year ended May 31, 2011 and 2010 as they would be anti-dilutive.

Components of basic and diluted earnings per share for the year ended May 31, 2011 and 2010 were as follows:

	For the year ended
	May 31, 2011	May 31, 2010

Net loss (A)	$(278,821)	$(259,179)

Weighted average outstanding shares of common stock - Basic (B)	18,381,000	112,607
Dilutive securities - Diluted (C)	–	–
	18,381,000	112,607
Earnings per share:
Basic (A/B)	$(0.02)	$(2.30)
Diluted (A/C)	$(0.02)	$(2.30)

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

(h)  Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. As at May 31, 2011 and 2010, the Company has not incurred any asset retirement obligations.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

3.  Summary of Significant Accounting Policies (continued)

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

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

3.  Summary of Significant Accounting Policies (continued)

(l)  Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity based payments to non employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

(p)  Development stage

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

4.  Mineral Property

On August 23, 2010, 0887717 B.C. Ltd. a British Columbia company and wholly owned subsidiary of the Company, entered into an option agreement (the “Option Agreement”) with Murray Scott Morrison, pursuant to which the Company was granted the option to acquire a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia, Canada (the “Property”). In accordance with the provisions of the Option Agreement, the Company exercised its option by making a payment of $5,000 on the date of execution of the Option Agreement, incurring not less than $10,000 in expenditures related to exploration and development on the Property prior to September 30, 2010 and paying a sum of $1,000 before November 30, 2010. Pursuant to the terms of the Option Agreement, Mr. Morrison was granted a stock option to purchase up to 10% of the total issued and outstanding share capital of the Company at the total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the Property.  The Stock Option expires after 36 months from the date of the Option Agreement.

5.  Related Party Transactions and Balances

Included in accounts payable-related party and advances by related party at May 31, 2011 and 2010, respectively, is $104,000 and - $213,173 , which is due to the President of the Company. The amounts represent unpaid management fees, cash advances  and expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing and have no repayment terms.

6.  Property and Equipment

	Cost	Accumulated Amortization	Net Book Value May 31, 2011	Net Book Value May 31, 2010
	$	$	$	$

Computer	2,030	733	1,297	1,973

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

7.  Loans Payable

During the year ended May 31, 2010, the Company received proceeds from notes payable of $38,332 . During the year ended May 31, 2011, this amount was increased by $12,218. The loans were unsecured, bear 1% interest per month and payable upon demand. During the year ended May 31, 2011, the Company repaid the loan balance and accrued interest.

On May 5, 2010, the Company entered into two promissory note agreements with its legal counsel for $65,782, which represents the debt owed by the Company to its legal counsel for services rendered on or before April 30, 2010. The loans are unsecured, non-interest bearing, and payable on demand.

On February 25, 2011, the Company entered into a debt conversion agreement whereby it converted $4,850 of the loan and $550 of accounts payable into 540,000 shares of common stock. On April 5, 2011, the Company entered into a debt conversion agreement whereby it converted $10,000 of the loan into 1,000,000 shares of common stock. On April 18, 2011, the Company entered into various debt conversion agreements whereby it converted the balance of $50,932 of the loan into 5,093,200 shares of common stock.

8.  Common Stock

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

On February 25, 2011, the Company issued 540,000 shares of common stock at a fair value of $0.01 per share in exchange for the settlement of $5,400 in debt.

On April 5, 2011, the Company issued 1,000,000 shares of common stock at a fair value of $0.01 per share in exchange for the settlement of $10,000 in debt.

On April 18, 2011, the Company issued 5,093,200 shares of common stock at a fair value of $0.01 per share in exchange for the settlement of $50,932 in debt.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

9.  Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

	Number	Weighted Average Exercise Price

Balance, May 31, 2010	5,000,000	$0.10

Expired	(5,000,000)	$0.10

Issued	25,000,000	$0.10

Balance, May 31, 2011	25,000,000	$0.10

As at May 31, 2011, the intrinsic value of the common share purchase warrants was $0.00.

Additional information regarding warrants as at May 31, 2011, is as follows:

Number of Warrants	Exercise Price	Expiration Date

7,500,000	$ 0.10	December 20, 2011
17,500,000	$ 0.10	February 10, 2012
25,000,000

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

10.  Discontinued Operations

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

Gain on disposal of discontinued operations is summarized as follows:

	May 31, 2011	May 31, 2010
	$	$

Proceeds received from disposition	–	32,970
Prepaid expenses	–	(1,073)
Office furniture and equipment, net of accumulated depreciation of $12,190	–	(16,952)
Assumption of liabilities of subsidiaries	–	7,144
Accrued interest	–	12,059
Convertible debt, net of discount of $80,161	–	419,839

Gain on disposal of discontinued operations	–	453,987

The results of discontinued operations are summarized as follows:

			Period from
	For the year	For the year	April 4, 2006
	Ended	Ended	(Inception)
	May 31,	May 31,	To May 31,
	2011	2010	2011
	$	$	$
Expenses

Amortization	–	1,087	22,525
General and administrative	–	3,233	67,478
Impairment of mineral property costs	–	–	4,530,126
Professional fees	–	–	10,382
Mineral property costs	–	–	385,920
Loss on disposal of property and equipment	–	–	14,058

Net Loss from Discontinued Operations	–	(4,320)	(5,030,489)

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

11.  Commitments

On May 7, 2007, the Company entered into a management agreement (the “Agreement”) with the President of the Company for management services.  Per the Agreement, the Company is required to pay $10,000 per month, commencing May 7, 2007, and will remain in effect on month-to-month basis until terminated by either party giving 14 days notice. The agreement was amended on April 30, 2008 to increase the monthly fee to $20,000 effective March 15, 2008. The agreement was amended on May 6, 2009 to reduce the monthly fee to $10,000 effective December 1, 2008. On April 8, 2011, the agreement was further amended to reduce the monthly fee to CDN$8,000 effective December 1, 2010.

The Company leases premises, at the rate of $1,073 per month, located at Suite 418- 831 Royal Gorge Blvd, Cañon City, Colorado 81212.

12.  Income Taxes

The Company has a net operating loss carryforward of $2,506,829 available to offset taxable income in future years which commence expiring in fiscal 2029.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%.  The reconciliation of recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	May 31, 2011	May 31, 2010
	$	$

Income tax recovery at statutory rate	(97,587)	(90,713)
Non-deductible expenses	–	385
Change in valuation allowance	97,587	90,328

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2011 and 2010, are as follows:

	May 31, 2011	May 31, 2010
	$	$

Net operating loss carryforward	877,389	779,804
Valuation allowance	(877,389)	(779,804)

Net deferred income tax asset	–	–

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On October 7, 2010, Manning Elliott LLP resigned as our independent registered public accounting firm and we appointed MaloneBailey, LLP to act as our independent auditors. Manning Elliott served as our independent registered public accounting firm during the past two fiscal years and through October 7, 2010.

During the two most recent fiscal years and through October 7, 2010, there were no disagreements (as defined in Item 304(a)(1)(v) of Regulation S-K) or reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that our sole director and officer discussed with Manning Elliott the existence of material weaknesses in our internal control over financial reporting, as more fully described in our amended annual report on Form 10-K/A for the year ended May 31, 2010, filed on September 24, 2010 with the SEC.

See our Current Report on Form 8-K filed with the SEC on October 13, 2010 for more information.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our sole officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our principal executive officer and principal accounting officer concluded, as of the end of the period covered by this annual report, that, due to weaknesses in our internal controls described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting.  Under the supervision of our sole officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2011, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. There are no segregation of duties due to the small size of the Company. The Company has a sole officer/director and does not have a majority of independent directors on its board or audit committee. The Company has no policy on fraud and no code of ethics at this time.

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

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO.

MaloneBailey LLP, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2011 pursuant to rules of the SEC.

Changes in Internal Control

During the quarter ended May 31, 2011, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T).  Controls and Procedures

Not Applicable.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at two.

Our directors and officers are as follows:

Name	Age	Position
Christopher Robin Relph	62	Director, President, Chief Executive Officer,
		Chief Financial Officer
		Treasurer, Secretary, Principal Accounting Officer
Simon Eley	39	Director
Karim Lalani	45	Corporate Secretary

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

Christopher Robin Relph, Director, President, CEO and CFO

Mr. Relph was our founder and has been our President, CEO, CFO and since April 4, 2006 and was our sole director from April 4, 2006 until December 2010. From May 2002 to April 2006, Mr. Relph's principal occupation was acting as the President of Garuda Capital Corp., a company formerly in the businesses of mining and chocolate manufacturing, and formerly quoted on the Pink Sheets.  Also for the past 15 years, Mr. Relph has been the managing director of Buckingham Securities Ltd., an investment company in London, UK. As a former member of various international stock exchanges and the London Life Market, Mr. Relph has considerable experience in public company affairs, fund raising and deal structuring.  Mr. Relph is also Chairman of the Rigpa Foundation, a charitable trust.

Simon Eley, Director

Mr. Eley has been a director since December 20, 2010. He is an Australian solicitor with wide experience in the resources sector. Mr. Eley is currently a director of Auricup Resources Ltd and was a director of Aragon Resources Ltd. He led the team that secured the Central Murchison Gold Project which became Aragon's core asset with approximately 2 million ounces in JORC compliant resources. Aragon was taken over by Westgold Resources Ltd in 2011 valuing Aragon at $76 million. He worked for Woodside in Mauritania, West Africa in an advisory and commercial role dealing with government, joint venture partners and local and international contractors. He has also worked for Aquila Resources, Manhattan Corporation, Clough and Clayton Utz. Mr. Eley’s experience includes capital raisings, corporate matters, various commercial arrangements (including joint venture and farm-in agreements), and matters relating to mining law, toll treatment arrangements, litigation and alternative dispute resolution. At Aquila and Manhattan he was engaged in corporate management and strategy. He also has hands on experience in operating base metal and gold mines in Western Australia and the Northern Territory.

Karim Lalani, Corporate Secretary

Mr. Lalani was appointed our Corporate Secretary effective August 1, 2011. Mr. Lalani has over 15 years of experience as an attorney practicing primarily in the areas of corporate finance and securities law, mergers and acquisitions and corporate and commercial law. He has represented a number of domestic and international clients in transactions of various types and sizes, including U.S and cross border public and private equity and debt financings, mergers and acquisitions, corporate governance and regulatory compliance matters. Mr. Lalani received an LL.B. from the University of Ottawa, Canada in 1994 and is a member of the Washington State Bar Association and Law Society of British Columbia, Canada.

Significant Employees

Other than the officers described above, there are no other individuals that make a significant contribution to our business.

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

Director Independence

We currently have two directors, none of whom is considered to be independent under applicable SEC rules.

Nominating Committee

Given our size and limited financial resources, we have not implemented a nominating committee. Our current directors consider nominations to our board. We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the twelve months ended May 31, 2011.

Audit Committee

On September 25, 2009, we implemented an audit committee currently comprised of our directors. The audit committee adopted an audit committee charter governing the duties of the audit committee. In accordance with the audit committee charter, our audit committee is responsible for: (1) the selection and oversight of our independent auditors; (2) the selection, evaluation and recommendation to the Board, for shareholder approval, of the auditor to examine our accounts, controls and financial statements; (3) recommending to the Board the compensation to be paid to our external auditors; (4) pre-approval of all non-audit services to be provided by the auditor to us or our subsidiaries; (5) oversight of the work of the auditor; (6) review of our audited consolidated financial statements, interim financial statements, our management’s discussion and analysis,  and recommendation of their approval to the Board; and (7) review and consideration of any significant reports and recommendations issued by our auditors. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We do not have an audit committee financial expert as we believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because we have limited operations at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as we currently have limited financial resources and only two directors and officers.  We plan to adopt a code of ethics as our business develops and we appoint additional directors and officers.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on information provided to us, all such reports have been filed under Section 16(a) of the Securities Exchange Act of 1934, however, Aviador Corporation, Simon Eley, Six Fingers Pty Ltd., Smart Train Australian Pty Ltd. and BC & N Pollard ATF Geovet Family Trust were late in filing Form 3s.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth, as of May 31, 2011, the compensation paid to our sole executive officer during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Nonqualified Deferred Compensation Earnings	All Other Compen-sation	Total
		($)	($)	($)	($)		($)	($)	($)
C. Robin Relph (1)	2011	$108,000(1)	0	0	0	0	0	0	$108,000
	2010	$120,000(2)	0	0	0	0	0	0	$120,000

(1)
Christopher Robin Relph was our President, Chief Executive Officer and Chief Financial Officer during the last two fiscal years. Represents management fees incurred and paid or payable to Mr. Relph as CEO during the year ended May 31, 2011.

(2)	Represents management fees incurred and paid or payable to Mr. Relph as CEO during the year ended May 31, 2010 during the year ended May 31, 2010.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the year ended May 31, 2011 or 2010.  Our directors and officers do not own any stock options or other similar securities of our company, except that Mr. Relph holds warrants to acquire up to two million shares at a price of $0.10 per share expiring February 12, 2012. See Item 12.

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

We and Mr. Relph mutually terminated this management agreement effective December 1, 2010 pursuant to the terms of the agreement. We agreed to pay Mr. Relph CDN$24,000 for his services for the quarter ended February 28, 2011 and to pay Mr. Relph CDN$8,000 for his services going forward. No early termination penalties were incurred as a result of the termination of the Management Agreement.

We appointed Karim Lalani as our Corporate Secretary effective August 1, 2011. We have agreed to pay Mr. Lalani CDN$5,000 per month for his services and plan to enter into a formal agreement with him in due course.

Compensation upon Change of Control

As of May 31, 2011, we had no pension plans or compensatory plans or other arrangements, which provide compensation on the event of termination of employment or change in control of us.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended May 31, 2011 or 2010.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 26, 2011 by: (i) each of our directors, (ii) each of our named executive officers and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Simon Eley	Nil(1)	Nil
Common Stock	Christopher Robin Relf	6,600,000(2)	11.2%
Common Stock	Karim Lalani	250,000	*
	All Officers and Directors as a Group	6,850,000	11.6%
Common Stock	Aviador Corporation Pty. Ltd.	22,500,000(3)	35.0%
Common Stock	BC & N Pollard ATF Geovet Family Trust	5,400,000(4)	9.2%
Common Stock	Six Fingers Pty Ltd.	5,400,000(5)	9.2%
Common Stock	Smart Train Australian Pty Ltd.	5,400,000(6)	9.2%
Common Stock	Resmin Pty Ltd.	4,500,000(7)	7.7%
Common Stock	Aran Asset Management SA	3,000,000(8)	5.2%

*	Less than 1%.

(1)
Aviador Corporation Pty. Ltd. owns 15,000,000 shares of common stock and warrants to acquire 7,500,000 shares of common stock of the Company and Resmin Pty Ltd. owns 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock of the Company. Mr. Eley is a director of both Aviador and Resmin and disclaims beneficial ownership of these securities as investment and voting control over these securities rests with the board of directors of Aviador and Resmin, respectively.

(2)
Represents 4,000,000 shares of common stock and warrants to acquire 2,000,000 shares of common stock of the Company held by Mr. Relph, and 400,000 shares of common stock and warrants to acquire 200,000 shares of common stock of the Company held by Buckingham Securities Limited of which Mr. Relph is the President. Mr. Relph disclaims beneficial ownership of these securities as investment and voting control over these securities rests with the board of directors of Buckingham Securities Limited.

(3)	Represents 15,000,000 shares of common stock and warrants to acquire 7,500,000 shares of common stock of the Company.

(4)	Represents 3,600,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company.

(5)	Represents 3,600,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company.

(6)	Represents 3,600,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company.

(7)	Represents 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock of the Company.

(8)	Represents 2,000,000 shares of common stock and warrants to acquire 1,000,000 shares of common stock of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During the years ended May 31, 2011 and 2010, we incurred $104,000 and $213,173, respectively, which is due to Christopher Robin Relph, the President of the Company. The amounts represent unpaid management fees, cash advances and expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing and have no repayment terms.

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

Item 14.  Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Manning Elliott LLP, for the audit of our annual financial statements for the years ended May 31, 2010 and 2011 and any other fees billed for other services rendered by Manning Elliott LLP during these periods. All fees are in US dollars.

	Year Ended May 31, 2010	Year Ended May 31, 2011
Audit fees	$25,000	$15,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$25,000	$15,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statement Schedules

None.

Exhibits

Exhibit Number	Exhibit Description
10.1	Debt Conversion Agreements with various investors (1)
10.1	Option Agreement, between 0887717 B.C. Ltd. and Mr. M. S. Morrison, dated August 23, 2010 (2)
10.2	Option Agreement with Argus Metals Corp., dated January 6, 2010 (3)
10.3	Execution and Settlement Agreement with Regal Uranium Inc. (4)
10.4	Amendment to Christopher Robin Relph Management Agreement, dated December 1, 2008 (4)
10.5	Amendment to Christopher Robin Relph Management Agreement, dated April 10, 2008 (5)
10.6	Robin Relph Management Agreement, dated May 7, 2007 (6)
10.7	2007 Non-Qualified Stock Plan (7)
10.8	2007 Non-Qualified Stock Option Plan (6)
99.1	Audit Committee Charter, dated September 25, 2009 (8)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit with our Form 8-K filed June 2, 2011.

(2) Included as an exhibit with our Form 8-K filed August 24, 2010.

(3) Included as an exhibit with our Form 8-K filed February 5, 2010.

(4) Included as an exhibit with our Form 10-K filed on September 15, 2009.

(5) Included as an exhibit with our Form 10-K filed on September 15, 2008.

(6) Included as an exhibit with our Form 10-KSB filed on September 4, 2007.

(7) Included as an exhibit with our Form S-8 filed on November 23, 2007.

(8) Included as an exhibit with our Form 10-Q for quarterly period ended November 30, 2009, filed January 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

Date: August 29, 2011	By:	/s/ Christopher Robin Relph
Christopher Robin Relph
President, Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Christopher Robin Relph		August 29, 2011
Christopher Robin Relph	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

/s/ Simon Eley	Director	August 29, 2011
Simon Eley