Form 10-Q
period 2011-08-31
Buckingham Exploration Inc.
filed 2011-09-19
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from	To

Commission file number 000-53462

BUCKINGHAM EXPLORATION INC.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☑

As of September 19, 2011, the registrant’s outstanding common stock consisted of 56,751,954 shares.

59308

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Buckingham Exploration Inc.
(An Exploration Stage Company)
August 31, 2011

Index

Consolidated Balance Sheets (Unaudited)	F–1

Consolidated Statements of Operations (Unaudited)	F–2

Consolidated Statements of Cash Flows (Unaudited)	F–3

Notes to (Unaudited) Consolidated Financial Statements	F–4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	August 31,	May 31,
	2011	2011
ASSETS

Current Assets

Cash	$5,681	$64,753
Other receivables	4,772	3,429
Prepaid expense	1,533	1,549
Total Current Assets	11,986	69,731

Property and Equipment, net accumulated depreciation	1,128	1,297
Total Assets	$13,114	$71,028

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$29,151	$26,134
Accounts payable – related party	106,000	104,000
Accrued liabilities	2,045	1,774
Total Current Liabilities	137,196	131,908

Stockholders’ Deficit

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 300,000,000 shares authorized, $0.0001 par value
56,751,936 shares issued and outstanding	5,675	5,675

Additional Paid-in Capital	7,533,695	7,533,695

Deficit Accumulated During the Exploration Stage	(7,663,452)	(7,600,250)
Total Stockholders’ Deficit	(124,082)	(60,880)
Total Liabilities and Stockholders’ Deficit	$13,114	$71,028

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the	For the	Accumulated from
	Three Months	Three Months	April 4, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2011	2010	2011
Expenses

General and administrative	$45,190	$31,830	$1,896,042
Exploration mineral property costs	–	–	21,531
Professional fees	18,012	90,399	635,426
Total Expenses	63,202	122,229	2,552,999
Net Loss Before Other Expenses	(63,202)	(122,229)	(2,552,999)
Other Income (Expenses)

Interest income	–	–	2,276
Miscellaneous income	–	–	1,467
Interest expense	–	–	(59,588)
Accretion of convertible debenture discount	–	–	(31,396)
Gain on disposal of property and equipment	–	–	7,277
Total Other Income (Expenses)	–	–	(79,964)
Net Loss From Continuing Operations	(63,202)	(122,229)	(2,632,963)
Results from discontinued operations	–	–	(5,030,489)
Net Loss	$(63,202)	$(122,229)	$(7,663,452)

Net Loss Per Share – Basic and Diluted	$–	$–
Net Loss Before Discontinued Operations	$(0.00)	$(1.08)
Discontinued Operations	$(0.00)	$(0.00)
Net Loss	$(0.00)	$(1.08)

Weighted Average Shares Outstanding	56,751,936	113,526

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	Accumulated from
	Three Months	Three Months	April 4, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2011	2010	2011
Operating Activities

Net loss	$(63,202)	$(122,229)	$(7,663,452)

Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Amortization	169	169	902
Common shares issued for services	–	–	32,000
Shares issued for mineral property costs	–	–	2,301,100
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	–	576,120
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,288	105,213	366,872
Other receivables	(1,343)	(6,211)	(7,060)
Prepaid expenses	16	–	(2,576)
Due to related parties	2,000	19,854	(96,229)
Net Cash Used in Operating Activities	(59,072)	(3,204)	(2,200,294)
Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	–	(86,763)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496
Net Cash Used in Investing Activities	–	–	(2,246,645)
Financing Activities

Advances from related parties	–	12,918	196,671
Repayments to related parties	–	(10,146)	(59,026)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	(828)	(73,362)
Proceeds from loans payable	–	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	–	–	4,161,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by Financing Activities	–	1,944	4,452,620
Increase (Decrease) In Cash	(59,072)	(1,260)	5,681
Cash - Beginning of Period	64,753	2,194	–
Cash – End of Period	$5,681	$934	$5,681
Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finder’s fee	$–	$–	$100,000
Common stock issued for services	$–	$–	$172,000
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$–	$66,332
Issuance of stock for settlement of accrued interest	$–	$23,674	$477,661

Supplemental Disclosures
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2011, the Company has a working capital deficit of $125,210 and an accumulated deficit of $7,663,452. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2011, the Company had $5,681 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

3.	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2011, included in the Company’s Annual Report on Form 10-K filed on August 29, 2011 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2011, and the results of its operations and cash flows for the three months ended August 31, 2011 and 2010. The results of operations for the three months ended August 31, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

4.	Related Party Transactions and Balances

a)
Included in accounts payable-related party at August 31, 2011, is $98,000 (May 31, 2011 - $104,000), which is due to the President of the Company, representing unpaid management fees. These amounts are unsecured, non-interest bearing and have no repayment terms.

b)
Included in accounts payable-related party at August 31, 2011, is $8,000 (May 31, 2011 - $Nil), which is due to a director of the Company, representing unpaid consulting fees. These amounts are unsecured, non-interest bearing and have no repayment terms.

5.	Commitments

The Company has agreed to pay the President of the Company a monthly fee of $8,000 for management services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Information

The statements in this quarterly report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

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

Presentation of Information

As used in this quarterly report, the terms "we", "us", "our" and the “Company” mean Buckingham Exploration Inc. and its subsidiaries, unless the context requires otherwise.

All dollar amounts in this quarterly report refer to US dollars unless otherwise indicated.

On July 23, 2010, we completed a reverse split of our shares of common stock on a 1-for-400 basis. All share amounts in this quarterly report are presented on a post-split basis, unless otherwise indicated.

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

See our Annual Report on Form 10-K for the year ended May 31, 2011 for more information.

Our plan of operations for the next 12 months is to raise additional financing and explore our mineral properties. We plan to begin by conducting a small exploration project on each of our properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans over the next 12 months. As at August 31, 2011, we had cash of $5,681 and a working capital deficit of $125,210 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC.

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to August 31, 2011. As of August 31, 2011, we had an accumulated deficit of $7,663,452. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to August 31, 2011, our total expenses were $2,552,999 comprised of $635,426 in professional fees, $21,531 in mineral property costs and $1,896,042 in general and administrative expenses.

Our total expenses decreased to $63,202 for the three months ended August 31, 2011 from $122,229 for the three months ended August 31, 2010. The decrease in total expenses was mainly due to lower professional fees, which decreased to $18,012 in the current period from $90,399 in the prior period due to reduced activity. General and administrative expenses increased to $45,190 in the current period from $31,830 in the prior period, primarily resulting from the acquisition of mineral property interests in the current period.

Net Loss

For the three months ended August 31, 2011, we recognized a net loss of $63,202, compared to $122,229 for the three months ended August 31, 2010.

Liquidity and Capital Resources

As of August 31, 2011, we had nominal cash, a working capital deficit of $125,210, total assets of $13,114, total liabilities of $137,196 and an accumulated deficit of $7,663,452.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to August 31, 2011, financing activities provided cash of $4,452,620, primarily from the sale of our common stock and loans.

During the three months ended August 31, 2011, financing activities provided cash of $0, compared to $1,944 in the three months ended August 31, 2010, primarily from loans.

Operating Activities

Operating activities used cash of $59,072 for the three months ended August 31, 2011, compared to $3,204 for the three months ended August 31, 2010. An increase in accounts payable and accrued liabilities provided cash of $3,288 in the three months ended August 31, 2011, compared to $105,213 in the prior period. Amounts due to related parties provided cash of $2,000 in the current period, compared to $19,854 in the prior period.

Investing Activities

There were no investing activities during the three months ended August 31, 2011 or 2010.

We expect that our total expenses will increase over the next year as we increase our business operations and exploration activities on our mineral properties. We do not anticipate generating any revenues for the foreseeable future. Our plan of operations for the next 12 months is to raise additional financing and to explore our mineral properties. We plan to begin by conducting a small exploration project on each of our properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans over the next 12 months.

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

Going Concern

Our financial statements for the period ended August 31, 2011 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our sole officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2011, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended August 31, 2011, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Buckingham Exploration Inc.

/s/ C. Robin Relph
Date: September 19, 2011	C. Robin Relph
President and Chief Executive Officer