Form 10-Q
period 2011-11-30
Buckingham Exploration Inc.
filed 2012-01-13
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of January 13, 2012, the registrant's outstanding common stock consisted of 71,201,936 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Buckingham Exploration Inc.
(An Exploration Stage Company)
November 30, 2011

Index

Balance Sheets (Unaudited)	F–1

Statements of Operations (Unaudited)	F–2

Statements of Cash Flows (Unaudited)	F–3

Notes to (Unaudited) Financial Statements	F–4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Balance Sheets

(Unaudited)

	November 30,	May 31,
	2011	2011
ASSETS

Current Assets
Cash	$408,607	$64,753
Other receivables	2,072	3,429
Prepaid expense and deposits	13,470	1,549
Total Current Assets	424,149	69,731
Property and Equipment, net accumulated depreciation	2,730	1,297
Total Assets	$426,879	$71,028

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$29,377	$26,134
Accounts payable – related party	1,842	104,000
Accrued liabilities	2,045	1,774
Total Liabilities	33,264	131,908

Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–
Common Stock, 300,000,000 shares authorized, $0.0001 par value
71,201,936 and 56,751,936 shares issued and outstanding, respectively	7,120	5,675
Additional Paid-in Capital	8,269,750	7,533,695
Deficit Accumulated During the Exploration Stage	(7,883,255)	(7,600,250)
Total Stockholders’ Equity (Deficit)	393,615	(60,880)
Total Liabilities and Stockholders’ Equity (Deficit)	$426,879	$71,028

The accompanying notes are an integral part of these unaudited financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Operations

(Unaudited)

					Accumulated
					from April 4,
	For the	For the	For the	For the	2006
	Three Months	Three Months	Six Months	Six Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2011	2010	2011	2010	2011
Expenses
General and administrative	$171,697	$48,687	$216,887	$80,517	$2,067,739
Exploration mineral property costs	31,062	9,661	31,062	9,661	52,593
Professional fees	17,044	33,669	35,056	124,068	652,470
Total Expenses	219,803	92,017	283,005	214,246	2,772,802
Net Loss Before Other Expenses	(219,803)	(92,017)	(283,005)	(214,246)	(2,772,802)
Other Income (Expenses)
Interest income	–	–	–	–	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	–	–	–	–	(59,588)
Accretion of convertible debenture discount	–	–	–	–	(31,396)
Gain on disposal of property and equipment	–	–	–	–	7,277
Total Other Income (Expenses)	–	–	–	–	(79,964)
Net Loss From Continuing Operations	(219,803)	(92,017)	(283,005)	(214,246)	(2,852,766)
Results from discontinued operations	–	–	–	–	(5,030,489)
Net Loss	$(219,803)	$(92,017)	$(283,005)	$(214,246)	$(7,883,255)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.77)	(0.00)	(1.85)

Weighted Average Shares Outstanding	64,552,485	118,736	60,630,898	116,117

The accompanying notes are an integral part of these unaudited financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			Accumulated
(Unaudited)	For the	For the	from
	Six Months	Six Months	April 4, 2006
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2011	2010	2011
Operating Activities
Net loss	$(283,005)	$(214,246)	$(7,883,255)
Adjustments to reconcile net loss to net
cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Amortization	500	338	1,233
Common shares issued for services	–	–	32,000
Shares issued for mineral property costs	22,500	–	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	–	576,120
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,514	156,498	367,098
Other receivables	1,357	(7,144)	(4,360)
Prepaid expenses and deposits	(11,921)	–	(14,513)
Due to related parties	(102,158)	49,854	(200,387)
Net Cash Used in Operating Activities	(369,213)	(14,700)	(2,510,435)
Investing Activities
Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(1,933)	–	(88,696)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment
in discontinued operations	–	–	12,496
Net Cash Used in Investing Activities	(1,933)	–	(2,248,578)
Financing Activities
Advances from related parties	–	1,882	196,671
Repayments to related parties	–	–	(59,026)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	10,632	(73,362)
Proceeds from loans payable	–	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	715,000	–	4,876,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by Financing Activities	715,000	12,514	5,167,620
Increase (Decrease) In Cash	343,854	(2,186)	408,607
Cash - Beginning of Period	64,753	2,194	–
Cash – End of Period	$408,607	$8	$408,607
Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$	$–	$2,223,600
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$–	$–	$172,000
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$–	$66,332
Issuance of stock for settlement of accrued interest	$–	$23,674	$477,661
Supplemental Disclosures
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2011, the Company has an accumulated deficit of $7,883,255. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2011, the Company had $408,607 cash in the bank. The Company requires funds to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2011, and the results of its operations and cash flows for the three and six months ended November 30, 2011 and 2010. The results of operations for the three and six months ended November 30, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year.

Certain prior year amounts have been reclassified to conform to current year presentation.

4.	Related Party Transactions and Balances

	a)	Included in accounts payable-related party at November 30, 2011, is $1,842 (May 31, 2011 - $0), which is due to a director of the Company, representing unpaid expenses. These amounts are unsecured, non-interest bearing and have no repayment terms.

	b)	On September 1, 2011, the Company entered into a Domain Purchase Agreement with the President of the Company whereby the Company purchased a domain name entitled Buckingham.com in consideration for $10,000.

5.	Mineral Property

On September 30, 2011, the Company entered into a Property Purchase Agreement (the “Agreement”) whereby the Company agreed to acquire an undivided 100% interest in 2 mineral claims located in the Province of British Columbia, Canada. In consideration for the mineral claims, the Company agreed to issue 150,000 shares of common stock with a fair value of $22,500.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

6.	Common Stock

	a)	On September 30, 2011, the Company issued 150,000 shares of common stock with a fair value of $0.15 per share pursuant to a Property Purchase Agreement (refer to Note 5).

	b)	On October 12, 2011, the Company issued 14,300,000 shares of common stock at $0.05 per share for total proceeds of $715,000 through private placement offerings.

7.	Commitments

The Company has agreed to pay the President of the Company a monthly fee of $8,000 for management services.

The Company has agreed to pay a director of the Company a monthly fee of $8,000 for management services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We currently own an option to acquire a 100% interest in the Lady Ermalina mineral properties, and a 100% interest in the Dome mineral properties, both located in the Province of British Columbia, Canada. In addition, in September 2011, we acquired title to certain mining claims adjacent to our Lady Ermalina claims in consideration for 150,000 shares of our common stock. We have conducted limited exploration work on our mineral properties and none of our properties has been determined to contain any mineral resources or reserves of any kind.

See our Annual Report on Form 10-K for the year ended May 31, 2011 for more information.

In September 2011, we appointed Simon Eley, a director of our company, as our President and Chief Executive Officer, in place of Christopher Robin Relph. Mr. Relph, a director of our company, was appointed as Chairman of our board of directors.

In September 2011, we acquired all rights, title and interest in and to the domain name “Buckingham.com” and related property rights, including all intellectual property rights and rights related to website and internet traffic associated with the domain name, from Mr. Relph for consideration of $10,000.

In October 2011, we raised capital of $715,000 by issuing 14,300,000 shares of common stock at a price of $0.05 per share primarily to off-shore investors.

Our plan of operations for the next 12 months is to raise additional financing and explore our mineral properties or acquire additional mineral properties. We plan to conduct a small exploration project on each of our current properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans or acquire additional properties over the next 12 months. As at November 30, 2011, we had cash of $408,607 and working capital of $390,885 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended November 30, 2011 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC.

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2011. As of November 30, 2011, we had an accumulated deficit of $7,883,255. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to November 30, 2011, our total expenses were $2,772,802 comprised of $652,470 in professional fees, $52,593 in mineral property costs and $2,067,739 in general and administrative expenses.

Our total expenses increased to $219,803 for the three months ended November 30, 2011 from $92,017 for the three months ended November 30, 2010. The increase in total expenses was mainly due to higher general and administrative expenses and mineral property costs due to increased activity. General and administrative expenses increased to $171,697 in the current period from $48,687 in the prior period, and mineral property costs increased to $31,062 in the current period from $9,661 in the prior period, primarily resulting from raising capital and the acquisition of mineral property interests in the current period. Professional fees decreased to $17,044 in the current period from $33,669 in the prior period, primarily due to management efficiencies.

Net Loss

For the three months ended November 30, 2011, we recognized a net loss of $219,083, compared to $92,017 for the three months ended November 30, 2010.

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2011. As of November 30, 2011, we had an accumulated deficit of $7,883,255. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to November 30, 2011, our total expenses were $2,772,802 comprised of $652,470 in professional fees, $52,593 in mineral property costs and $2,067,739 in general and administrative expenses.

Our total expenses increased to $283,005 for the six months ended November 30, 2011 from $214,246 for the six months ended November 30, 2010. The increase in total expenses was mainly due to higher general and administrative expenses and mineral property costs due to increased activity. General and administrative expenses increased to $216,887 in the current period from $80,517 in the prior period, and mineral property costs increased to $31,062 in the current period from $9,661 in the prior period, primarily resulting from raising capital and the acquisition of mineral property interests in the current period. Professional fees decreased to $35,056 in the current period from $124,068 in the prior period, primarily due to management efficiencies.

Net Loss

For the six months ended November 30, 2011, we recognized a net loss of $283,005, compared to $214,246 for the six months ended November 30, 2010.

Liquidity and Capital Resources

As of November 30, 2011, we had cash of $408,607, working capital of $390,885, total assets of $426,879, total liabilities of $33,264 and an accumulated deficit of $7,883,255.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to November 30, 2011, financing activities provided cash of $5,167,620, primarily from the sale of our common stock and loans.

During the six months ended November 30, 2011, financing activities provided cash of $715,000, primarily from the sale of our common stock. During the six months ended November 30, 2010, financing activities provided cash of to $12,514, primarily from loans.

Operating Activities

Operating activities used cash of $369,213 for the six months ended November 30, 2011, compared to $14,700 for the six months ended November 30, 2010. An increase in accounts payable and accrued liabilities provided cash of $3,514 in the six months ended November 30, 2011, compared to $156,498 in the prior period. A decrease in other receivables provided cash of $1,357 in the current period, compared to an increase in the same using cash of $7,144 in the prior period. A decrease in amounts due to related parties used cash of $102,158 in the current period, compared to an increase in the same providing cash of $49,854 in the prior period. An increase in prepaid expenses used cash of $11,921 in the current period, compared to $0 in the prior period.

Investing Activities

Investing activities used cash of $1,933 in the six months ended November 30, 2011 from the purchase of property and equipment. There were no investing activities during the six months ended November 30, 2010.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues for the foreseeable future. Our plan of operations for the next 12 months is to raise additional financing and explore our mineral properties or acquire additional mineral properties. We plan to conduct a small exploration project on each of our current properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans or acquire additional properties over the next 12 months.

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

Going Concern

Our financial statements for the period ended November 30, 2011 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2011, the following significant deficiencies were identified:

1.	Certain entity level controls establishing a “tone at the top” were considered material weaknesses. There are limited segregation of duties currently due to the small size of the Company. The Company does not have a majority of independent directors on its board or audit committee. The Company has no policy on fraud and no code of ethics at this time.

2.	All cash management is conducted by our principal financial officer, which may result in misappropriation of funds.

3.	The lack of independent directors exercising an oversight role increases the risk of management override and potential fraud.

4.	The Company is in the development stage with limited resources and limited monitoring of internal control and assessment of risk is conducted.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s disclosure controls or internal controls.

Changes in Internal Control

During the quarter ended November 30, 2011, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

/s/ Simon Eley
Date: January 13, 2012	Simon Eley
President and Chief Executive Officer