Form 10-Q
period 2012-02-29
Buckingham Exploration Inc.
filed 2012-04-17
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

As of April 17, 2012, the registrant’s outstanding common stock consisted of 71,701,936 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Buckingham Exploration Inc.
(An Exploration Stage Company)
February 29, 2012

Index

Consolidated Balance Sheets (Unaudited)	F–1

Consolidated Statements of Operations (Unaudited)	F–2

Consolidated Statements of Cash Flows (Unaudited)	F–3

Notes to Consolidated (Unaudited) Financial Statements	F–4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	February 29,	May 31,
	2012	2011
ASSETS

Current Assets
Cash	$192,571	$64,753
Other receivables	1,201	3,429
Prepaid expense	21,516	1,549
Total Current Assets	215,288	69,731
Property and equipment, net of accumulated depreciation	2,562	1,297
Total Assets	$217,850	$71,028

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$10,060	$26,134
Accounts payable – related party	–	104,000
Accrued liabilities	–	1,774
Total Liabilities	10,060	131,908

Stockholders’ Equity (Deficit)
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
none issued and outstanding	–	–
Common Stock, 300,000,000 shares authorized, $0.0001 par value
71,701,936 and 56,751,936 shares issued and outstanding, respectively	7,170	5,675
Additional Paid-in Capital	8,334,700	7,533,695
Deficit Accumulated During the Exploration Stage	(8,134,080)	(7,600,250)
Total Stockholders’ Equity (Deficit)	207,790	(60,880)
Total Liabilities and Stockholders’ Equity (Deficit)	$217,850	$71,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Accumulated
					from April 4,
	For the	For the	For the	For the	2006
	Three Months	Three Months	Nine Months	Nine Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2012	2011	2012	2011	2012
Expenses
General and administrative	$192,430	$39,346	$409,317	$119,863	$2,260,169
Exploration mineral property costs	45,239	6,020	76,301	15,681	97,832
Professional fees	13,156	33,546	48,212	157,614	665,626
Total Expenses	250,825	78,912	533,830	293,158	3,023,627
Net Loss Before Other Expenses	(250,825)	(78,912)	(533,830)	(293,158)	(3,023,627)
Other Income (Expenses)
Interest income	–	–	–	–	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	–	–	–	–	(59,588)
Accretion of convertible debenture discount	–	–	–	–	(31,396)
Gain on disposal of property and equipment	–	–	–	–	7,277
Total Other Income (Expenses)	–	–	–	–	(79,964)
Net Loss From Continuing Operations	(250,825)	(78,912)	(533,830)	(293,158)	(3,103,591)
Results from discontinued operations	–	–	–	–	(5,030,489)
Net Loss	$(250,825)	$(78,912)	$(533,830)	$(293,158)	$(8,134,080)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.05)
Weighted Average Shares Outstanding	71,394,000	19,390,000	64,206,000	6,497,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Accumulated
	For the	For the	from
	Nine Months	Nine Months	April 4, 2006
	Ended	Ended	(Date of Inception)
	February 29,	February 28,	to February 29,
	2012	2011	2012
Operating Activities
Net loss	$(533,830)	$(293,158)	$(8,134,080)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Amortization	668	507	1,401
Common shares issued for services	65,000	–	97,000
Shares issued for mineral property costs	22,500	–	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	–	576,120
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(17,848)	81,823	345,736
Other receivables	2,228	(3,724)	(3,489)
Prepaid expenses	(19,967)	(1,544)	(22,559)
Due to related parties	(104,000)	(97,787)	(202,229)
Net Cash Used in Operating Activities	(585,249)	(313,883)	(2,726,471)
Investing Activities
Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(1,933)	–	(88,696)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496
Net Cash Used in Investing Activities	(1,933)	–	(2,248,578)
Financing Activities
Advances from related parties	–	–	196,671
Repayments to related parties	–	(14,562)	(59,026)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	(50,000)	(73,362)
Proceeds from loans payable	–	12,218	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	715,000	500,000	4,876,575
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by Financing Activities	715,000	447,656	5,167,620
Increase In Cash	127,818	133,773	192,571
Cash - Beginning of Period	64,753	2,194	–
Cash – End of Period	$192,571	$135,967	$192,571
Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$–	$–	$172,000
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$5,400	$66,332
Issuance of stock for settlement of accrued interest	$–	$23,674	$477,661
Supplemental Disclosures
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Continuance Nature of Operations and Continuance of Business

Buckingham Exploration Inc. (collectively with its subsidiaries, “we, “our,” “us” or the “Company”) was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral properties.

On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. At February 29, 2012, the Company has no revenue and an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At February 29, 2012, the Company had $192,571 cash in the bank. The Company requires a minimum of $500,000 to proceed with its plan of operations over the next twelve months. If the Company achieves less than the full amount of financing that its requires, it will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 29, 2012, and the results of its operations and cash flows for the three and nine months ended February 29, 2012 and 2011. The results of operations for the three and nine months ended February 29, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited consolidated financial statements include the accounts of Buckingham Exploration Inc. and its wholly owned subsidiary 0887717 B.C. Ltd. All significant intercompany balances and transactions have been eliminated in the consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

4.	Related Party Transactions and Balances

	a)	During the nine months ended February 29, 2012, the Company paid its Chairman management fees in the amount of $176,000, of which $104,000 were related to the prior year. As of February 29, 2012, the Company is not indebted to its Chairman.

	b)	On September 1, 2011, the Company entered into a Domain Purchase Agreement with the Chairman of the Company whereby the Company purchased a domain name entitled Buckingham.com in consideration for $10,000, which was accounted for as compensation expense.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

5.	Mineral Property

On September 30, 2011, the Company entered into a Property Purchase Agreement (the “Agreement”) whereby the Company agreed to acquire an undivided 100% interest in two mineral claims located in the Province of British Columbia, Canada. In consideration for the mineral claims, the Company agreed to issue 150,000 shares of common stock with a fair value of $22,500. This was recognized as a cost for the mineral claims and expensed as incurred.

6.	Common Stock

	a)	On September 30, 2011, the Company issued 150,000 shares of common stock with a fair value of $0.15 per share pursuant to a Property Purchase Agreement (refer to Note 5).

	b)	On October 12, 2011, the Company issued 14,300,000 shares of common stock at $0.05 per share for total proceeds of $715,000 through private placement offerings.

	c)	On January 25, 2012, the Company issued 500,000 shares of common stock with a fair value of $0.13 per share to a director of the Company as a one-time incentive for joining our board of directors and other contributions to date valued at $65,000.

7.	Share Purchase Warrants

A summary of the Company’s outstanding common share purchase warrants at February 29, 2012 is presented below:

Number of Warrants	Exercise Price	Expiration Date
7,500,000	$0.10	February 11, 2013
17,500,000	$0.10	February 11, 2013
25,000,000

On December 1, 2011, the Company extended the expiry date of 7,500,000 warrants, which were originally set to expire on December 20, 2011, to February 11, 2013. In addition, the Company also extended the expiry date of 17,500,000 warrants, which were originally set to expire on February 10, 2012, to February 11, 2013.

At February 29, 2012, the intrinsic value of the common share purchase warrants was $1,250,000.

8.	Commitments

The Company has agreed to pay the President of the Company a monthly fee of $8,000 for management services.

The Company has agreed to pay the Chairman of the Company a monthly fee of $8,000 for management services.

On January 13, 2012, the Company entered into a Strategic Alliance Agreement with Mining Plus (Pty) Ltd. (“Mining Plus”), pursuant to which the Company and Mining Plus agreed to cooperate in respect of project generation and review and the development of projects once identified, as well as consider how best to exploit common interests and derive the potential benefits arising from such common interests. Under the terms of the Strategic Alliance Agreement, the Company agreed to appoint a director of Mining Plus as a director of the Company. The director appointed is also an officer of a company which owns approximately 28% of the Company’s outstanding shares of common stock on a diluted basis. In connection with the appointment of the director, the Company issued 500,000 shares of common stock (Note 6(c)).

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

In January 2012, we entered into a Strategic Alliance Agreement with Mining Plus (Pty) Ltd. (“Mining Plus”), to assist in the identification, assessment and development of mining projects, with an emphasis to potentially create early cash flow enabling us to develop and grow our project pipeline The strategic alliance with Mining Plus allows us ready access to over 50 seasoned mining industry professionals to assist in the potential development of mining projects that are identified. Under the terms of the Strategic Alliance Agreement, we appointed Benjamin Auld, a director of Mining Plus, as a director of our company. In connection with his appointment, we issued 500,000 restricted shares of common stock to Mr. Auld as a one-time incentive for joining our board of directors and other contributions to date.

Our plan of operations for the next 12 months is to raise additional financing and explore our mineral properties or acquire additional mineral properties. We plan to conduct a small exploration project on each of our current properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans or acquire additional properties over the next 12 months. As at February 29, 2012, we had cash of $192,571 and working capital of $205,228 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended February 29, 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC.

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 29, 2012. As of February 29, 2012, we had an accumulated deficit of $8,134,080. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to February 29, 2012, our total expenses were $3,023,627 comprised of $665,626 in professional fees, $97,832 in mineral property costs and $2,260,169 in general and administrative expenses.

Our total expenses increased to $250,825 for the three months ended February 29, 2012 from $78,912 for the three months ended February 28, 2011. The increase in total expenses was mainly due to higher general and administrative expenses and mineral property costs due to increased activity. General and administrative expenses increased to $192,430 in the current period from $39,346 in the prior period, and mineral property costs increased to $45,239 in the current period from $6,020 in the prior period, primarily resulting from due diligence relating to potential acquisitions of mineral property interests in the current period. Professional fees decreased to $13,156 in the current period from $33,546 in the prior period, primarily due to management efficiencies.

Net Loss

For the three months ended February 29, 2012, we recognized a net loss of $250,825, compared to $78,912 for the three months ended February 28, 2011.

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 29, 2012. As of February 29, 2012, we had an accumulated deficit of $8,134,080. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

Our total expenses increased to $533,830 for the nine months ended February 29, 2012 from $293,158 for the nine months ended February 28, 2011. The increase in total expenses was mainly due to higher general and administrative expenses and mineral property costs due to increased activity. General and administrative expenses increased to $409,317 in the current period from $119,863 in the prior period, and mineral property costs increased to $76,301 in the current period from $15,681 in the prior period, primarily resulting from due diligence relating to potential acquisitions of mineral property interests in the current period. Professional fees decreased to $48,212 in the current period from $157,614 in the prior period, primarily due to management efficiencies.

Net Loss

For the nine months ended February 29, 2012, we recognized a net loss of $533,830, compared to $293,158 for the nine months ended February 28, 2011.

Liquidity and Capital Resources

As of February 29, 2012, we had cash of $192,571, working capital of $205,228, total assets of $217,850, total liabilities of $10,060 and an accumulated deficit of $8,134,080.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to February 29, 2012, financing activities provided cash of $5,167,620, primarily from the sale of our common stock and loans.

During the nine months ended February 29, 2012, financing activities provided cash of $715,000 from the sale of our common stock. During the nine months ended February 28, 2011, financing activities provided cash of to $447,656, primarily from the sale of our common stock and loans.

Operating Activities

Operating activities used cash of $585,249 for the nine months ended February 29, 2012, compared to $313,883 for the nine months ended February 28, 2011. A decrease in accounts payable and accrued liabilities used cash of $17,848 in the nine months ended February 29, 2012, compared to an increase in the same providing cash of $81,823 in the prior period. A decrease in other receivables provided cash of $2,228 in the current period, compared to an increase in the same using cash of $3,724 in the prior period. A decrease in amounts due to related parties used cash of $104,000 in the current period, compared to $97,787 in the prior period. An increase in prepaid expenses used cash of $19,967 in the current period, compared to $1,544 in the prior period.

Investing Activities

Investing activities used cash of $1,933 in the nine months ended February 29, 2012 from the purchase of property and equipment. There were no investing activities during the nine months ended February 28, 2011.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to raise additional financing and explore our mineral properties or acquire additional mineral properties. We plan to conduct a small exploration project on each of our current properties in the next month involving mapping and property surveys, among other things, at a cost of approximately $10,000 per property. We anticipate we will require approximately $0.5 million to carry out any further exploration plans or acquire additional properties over the next 12 months.

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

Going Concern

Our consolidated financial statements for the period ended February 29, 2012 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 29, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of February 29, 2012, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended February 29, 2012, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending material legal proceedings and are not aware of any material legal proceedings threatened against us or of which our property is the subject. None of our directors, officers or affiliates: (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

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

Buckingham Exploration Inc.

/s/ Simon Eley
Date: April 17, 2012	Simon Eley
President and Chief Executive Officer