Form 10-K
period 2012-05-31
Buckingham Exploration Inc.
filed 2012-09-13
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-53462

Buckingham Exploration Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

Suite 418-831 Royal Gorge Blvd.	(604) 737 0203
Cañon City, CO 81212, USA
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at November 30, 2011 was approximately $2,794,752.

The number of shares of common stock of the registrant outstanding at September 12, 2012 was 78,769,712 shares.

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

We currently own a 100% interest in the Dome mineral properties, located in the Province of British Columbia, Canada. In addition, we own a 100% interest in two mineral properties (known as the Byng and Tramp claims) also located in the Province of British Columbia, Canada. We owned an option to acquire a 100% interest in the Lady Ermalina mineral properties, located in the Province of British Columbia, Canada, which has expired. As the Byng and Tramp claims are located adjacent to the Lady Ermalina claims, we plan to dispose of our interest in these properties going forward. We have conducted limited exploration work on our mineral properties and none of our properties has been determined to contain any mineral resources or reserves of any kind.

The following table sets forth information relating to our material mineral properties:

Name of Property	Location	Nature of Interest	Status
Dome Claims	Beaverdell Area,	100% interest.	Exploration permit
	Greenwood		has been obtained.
Mining Division in
British Columbia,
Canada

We are currently in advanced negotiations to acquire a gold exploration project in Indonesia. We have completed initial due diligence on the project and are also investigating the potential acquisition of a near-term coal producing asset in a nearby region. In addition, we have commenced discussions with a reputable in-country mining services company to assist in the exploration and development of mineral properties in Indonesia, should we decide to proceed and enter into formal definitive agreements to acquire the properties. The acquisition of the gold project is subject to, among other things, the completion of legal, technical and accounting due diligence to our satisfaction. The negotiations also contemplate that any resulting transaction will be subject to our successfully raising sufficient capital to acquire and commence work on the project.

The gold project is located in Sulawesi, Indonesia and covers nearly 14,000 hectares. The project area is dominated by argillic alteration which is typical of high grade, epithermal gold deposits. The geological setting is similar to that of large, low cost gold producers in the region. Numerous artisanal miners have been operating in the area extracting gold from hydrothermal vein type mineralization.

We have also entered a strategic alliance with Mining Plus Pty Ltd (“Mining Plus”), a leading firm of mining and geoscience consultants with offices in Australia, Canada and Peru, to assist in the identification, assessment and development of projects and this has resulted in our being able to quickly assess the potential of the gold project in Indonesia. We expect the alliance with Mining Plus to lead to other potential opportunities in line with our strategy.

Via the strategic alliance with Mining Plus, we have ready access to over 50 seasoned mining industry professionals to assist in the potential development of projects with the emphasis on creating early cash flow to enable our company to consider other corporate opportunities. We are also continuing discussions in relation to other assets in Indonesia and elsewhere that present near term cash-flow opportunities.

We recently entered into a strategic alliance with ExploAndes S.A.C. (“ExploAndes”), a leading firm of geology consultants and project logistics managers located in Peru, to assist in the identification, assessment and development of projects in South America. ExploAndes has a proven track record of delivering professional services to the South American mining industry from mineral project review and assessment to project management and we expect this strategic alliance to also lead to potential opportunities in line with our strategy.

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at May 31, 2012, we had cash of $446,623 and working capital of $143,107 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

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

Pursuant to the Lady Ermalina Option Agreement, we agreed to issue an aggregate of 1,500 shares of our common stock and to pay an aggregate of $5,000 in cash in consideration for the grant of the sole and exclusive right and option to acquire a 100% undivided interest in the Lady Ermalina Property. Further, we agreed to incur not less than $600,000 in expenditures related to exploration and development on the Lady Ermalina Property before January 6, 2012. We issued 250 shares to Argus under the Lady Ermalina Option Agreement in February 2010. The option agreement has expired and we no longer have an interest in these claims.

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

In accordance with the provisions of the Dome Option Agreement, 0887717 paid $5,000 to Mr. Morrison on the date of the agreement, was required to incur not less than $10,000 in expenditures related to exploration and development on the Dome Property prior to September 30, 2010 (incurred) and was required to pay $1,000 to Mr. Morrison on or before November 30, 2010 (paid). Pursuant to the terms of the Dome Option Agreement, 0887717 granted to Mr. Morrison stock options (the “Stock Options”) to purchase up to 10% of its total issued and outstanding share capital at a total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the property. The Stock Options expire 36 months after the date of the Dome Option Agreement.

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

In April 2011, we and Christopher Robin Relph, our President and Chief Executive Officer, mutually agreed to the termination of the management agreement between us and Mr. Relph, effective December 1, 2010 pursuant to the terms of the management agreement. Under the terms of the management agreement, Mr. Relph had agreed to act as our principal officer in consideration of a salary of $20,000 per month. We have agreed to pay Mr. Relph CDN$24,000 for his services for the quarter ended February 28, 2011 and to pay Mr. Relph CDN$8,000 per month for his services going forward. No early termination penalties were incurred as a result of the termination of the Management Agreement. Mr. Relph resigned as a director and officer of our company in September 2012.

Effective April 18, 2011, we completed the conversion of an aggregate of approximately $66,332 in debt owed by us to six offshore lenders into shares of our common stock at a price of $0.01 per share. As a result, we issued an aggregate of 6,633,200 shares of our common stock to the six lenders.

In September 2011, we acquired title to the Byng and Tramp mining claims adjacent to our Lady Ermalina claims in consideration for 150,000 shares of our common stock. As the Byng and Tramp claims are located adjacent to the Lady Ermalina claims in which our interest has expired, we plan to dispose of our interest in the Byng and Tramp properties going forward.

In September 2011, we appointed Simon Eley, a director of our company, as our President and Chief Executive Officer, in place of Christopher Robin Relph. Mr. Relph, a director of our company at the time, was appointed as Chairman of our board of directors. Mr. Relph resigned as a director and officer of our company in September 2012.

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

In December 2011, we extended the exercise period for our outstanding warrants to February 11, 2013. The exercise price of the warrants of $0.10 per share remains the same.

In January 2012, we entered into a Strategic Alliance Agreement with Mining Plus to assist in the identification, assessment and development of mining projects, with an emphasis to potentially create early cash flow enabling us to develop and grow our project pipeline. Under the terms of the Strategic Alliance Agreement, we appointed Benjamin Auld, a director of Mining Plus, as a director of our company. In connection with his appointment, we issued 500,000 restricted shares of common stock to Mr. Auld as a one-time incentive for joining our board of directors and other contributions to date.

In May 2012, we raised further capital of $431,777 by issuing 4,317,776 shares of common stock at a price of $0.10 per share to certain off-shore investors.

In July 2012, we entered into a Strategic Alliance Agreement with ExploAndes to assist in the identification, assessment and development of mining projects in South America, with an emphasis to potentially create early cash flow enabling us to develop and grow our project pipeline.

In July 2012, we issued an aggregate of 2,750,000 shares of common stock to certain of our directors, officers and employees as compensation for services rendered to us from January 1, 2012 to June 30, 2012 to conserve capital.

In August 2012, Benjamin Auld resigned as a director of our company for personal reasons. We expect to continue working with Mr. Auld as a director of Mining Plus.

In September 2012, Christopher Robin Relph resigned as a director and the Chairman and Chief Financial Officer of our company. We appointed Simon Eley, our current President and Chief Executive Officer, as interim Chief Financial Officer. In line with our plans, we expect to appoint additional directors and officers to manage our growth going forward.

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

Employees

We have three part time employees, in addition to our officers. We do not intend to hire any other employees until our financial condition improves.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease premises, at the rate of $476 per month, located at Suite 418- 831 Royal Gorge Blvd, Cañon City, Colorado 81212, from where we oversee our business activities.

Dome Claim Group Property

On August 23, 2010, through our wholly owned subsidiary 0887717 B.C. Ltd., we entered into the Dome Option Agreement, pursuant to which we acquired a 100% interest in mining claims known as Dome Claim Group located on Mount Vallace in Beaverdell Area, Greenwood Mining Division in British Columbia, Canada.

Location

Figures 1 and 2: Location of the Dome Claims in Beaverdel Area, British Columbia.

Ownership Interest

On August 23, 2010, 0887717 B.C. Ltd., our wholly owned subsidiary, entered into the Dome Option Agreement with Murray Scott Morrison, pursuant to which 0887717 acquired a 100% interest in the mineral property known as the Dome Claim Group located on Mount Vallace in the Beaverdell Area, Greenwood Mining Division in the Province of British Columbia, Canada.

In accordance with the provisions of the Dome Option Agreement, 0887717 paid $5,000 to Mr. Morrison on the date of the agreement, was required to incur not less than $10,000 in expenditures related to exploration and development on the Dome Property prior to September 30, 2010 (incurred) and was required to pay $1,000 to Mr. Morrison on or before November 30, 2010 (paid). Pursuant to the terms of the Dome Option Agreement, 0887717 granted to Mr. Morrison Stock Options to purchase up to 10% of its total issued and outstanding share capital at a total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the property. The Stock Options expire 36 months after the date of the Dome Option Agreement.

History of Operations

The Dome property is comprised of sixteen mineral claims covering approximately 360 hectares (890 acres), located four (4) kilometres southeast of Beaverdell, B.C. in the heart of the historic Beaverdell Mining Camp. The Dome mineral claims cover the historic workings of the Nepanee prospect that, according to the B. C. Minister of Mines Annual Reports, was worked intermittently between 1904 to 1935. In more recent years, sulphide mineralization including galena and sphalerite has been located near the old workings. The property is accessible by logging roads.

Present Condition of the Property and Current State of Exploration

No material exploration work has been carried out on the Dome Property. A sampling and drilling program was conducted in 1989, however the property was determined to be uneconomical due to the price of gold at the time. A small mapping project was undertaken on the property in 2009 to prepare the ground for further work.

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

Figure 3: Geology of the Dome Claims

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

  Beaverdell-Type silver-rich veins in the West Kettle Batholith

  Contact metasomatism related mineralization (within contact zone between West Kettle Batholith and the Wallace Formation

In general the mineralization in the Beaverdell District can be described as hosted within granodiorite of the Westkettle batholith, grading to quartz diorite and diorites with the Permian Wallace Formation metavolcanics and metasediments as roof pendants hosting the mineralization in the northern portions of the Property.

Shear zone related mineralization is the dominant geological control on the Dome Property mineralization and is commonly noted on surface and underground workings in the Beaverdell area. These shear zones are variable in widths from showing to showing, however the widths of these shear zone in the larger, well developed showings (like the Inyo-Ackworth) average approximately two metres and are well defined by rusty fault gouge and vuggy quartz and manganese staining. Lengths of these shear zones are equally as variable from showing to showing, with the larger more productive shear zones defined over 300 metres in length. The shear zones also have variable strikes however a general east-west (075-090 degree) trend can be estimated as the main control of Property mineralization.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the OTC Bulletin Board (“OTCBB”) under the trading symbol “BUKX.OB”. Trading in stocks listed on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little or no connection to a company’s operations or business activities. We cannot assure you there will be a market for our common stock in the future.

The table below sets forth the high and low bid prices for our common stock on the OTCBB for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
June 1, 2012 – August 30, 2012	0.11	0.05
March 1, 2012 – May 31, 2012	0.15	0.11
December 1, 2011 – February 28, 2012	0.18	0.08
September 1, 2011 – November 30, 2011	0.15	0.08
June 1, 2011 – August 31, 2011	0.09	0.14
March 1, 2011 – May 31, 2011	-	-
December 1, 2010 – February 28, 2011	-	-
September 1, 2010 – November 30, 2010	-	-
June 1, 2010 – August 31, 2010	0.03(1)	0.02(1)

(1)	We completed a reverse split of our common stock on a 1:400 basis on July 23, 2010. These prices do not reflect the effect of the reverse stock split.

Holders

As of September 12, 2012, there were 215 holders of record of our common stock.

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

Equity Compensation Plans

We implemented two equity compensation plans on November 23, 2007:

  2007 Stock Compensation Plan: A total of 5,000 shares of common stock are authorized under the plan. All 5,000 shares underlying the plan were reserved for issuance on the date the plan was adopted. As of May 31, 2012, a total of 375 shares have been issued under the plan.

  2007 Non-Qualified Stock Option Plan: Options to purchase up to 5,000 shares of common stock are authorized to be granted under this plan. All 5,000 shares underlying the plan were reserved as of the date the plan was adopted. As of May 31, 2012, options to purchase up to 62 shares have been granted under the plan.

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

	As of May 31, 2012
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

We currently own a 100% interest in the Dome mineral properties, located in the Province of British Columbia, Canada. In addition, we own a 100% interest in two mineral properties (known as the Byng and Tramp claims) also located in the Province of British Columbia, Canada. We owned an option to acquire a 100% interest in the Lady Ermalina mineral properties, located in the Province of British Columbia, Canada, which has expired. As the Byng and Tramp claims are located adjacent to the Lady Ermalina claims, we plan to dispose of our interest in these properties going forward. We have conducted limited exploration work on our mineral properties and none of our properties has been determined to contain any mineral resources or reserves of any kind.

We are currently in advanced negotiations to acquire a gold exploration project in Indonesia. We have completed initial due diligence on the project and are also investigating the potential acquisition of a near-term coal producing asset in a nearby region. In addition, we have commenced discussions with a reputable in-country mining services company to assist in the exploration and development of mineral properties in Indonesia, should we decide to proceed and enter into formal definitive agreements to acquire the properties. The acquisition of the gold project is subject to, among other things, the completion of legal, technical and accounting due diligence to our satisfaction. The negotiations also contemplate that any resulting transaction will be subject to our successfully raising sufficient capital to acquire and commence work on the project.

We have also entered a strategic alliance with Mining Plus, a leading firm of mining and geoscience consultants, to assist in the identification, assessment and development of projects and this has resulted in our being able to quickly assess the potential of the gold project in Indonesia. We expect the alliance with Mining Plus to lead to other potential opportunities in line with our strategy.

Via the strategic alliance with Mining Plus, we have ready access to over 50 seasoned mining industry professionals to assist in the potential development of projects with the emphasis on creating early cash flow to enable our company to consider other corporate opportunities. We are also continuing discussions in relation to other assets in Indonesia and elsewhere that present near term cash-flow opportunities.

We have also entered into a Strategic Alliance Agreement with ExploAndes to assist in the identification, assessment and development of mining projects in South America, with an emphasis to potentially create early cash flow enabling us to develop and grow our project pipeline.

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at May 31, 2012, we had cash of $446,623 and working capital of $143,107 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to May 31, 2012. As of May 31, 2012, we had an accumulated deficit of $8,628,470. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

From April 4, 2006 (inception) to May 31, 2012, our total expenses were $3,518,017, comprised of $666,111 in professional fees, $176,220 in mineral property costs and $2,675,686 in general and administrative expenses.

Our total expenses increased to $1,028,220 for the year ended May 31, 2012 from $278,821 for the year ended May 31, 2011, due to increased business activities. General and administrative expenses increased to $824,834 in fiscal 2012 from $126,334 in fiscal 2011 primarily due to the review of properties for potential acquisition and due diligence conducted on properties determined to be worth pursuing, as well as an increase in costs related to obtaining financing. Mineral property costs increased to $154,689 in fiscal 2012 from $15,681 in fiscal 2011 primarily due to the acquisition of additional mineral interests. Professional fees decreased to $48,697 in fiscal 2012 from $136,806 in fiscal 2011 primarily due to management efficiencies.

Our net loss from continuing operations was $1,028,220 for the year ended May 31, 2012, compared to $278,821 for the prior period.

Net Loss

For the year ended May 31, 2012, we recognized a net loss of $1,028,220, compared to a net loss of $278,821 for the year ended May 31, 2011.

Liquidity and Capital Resources

As of May 31, 2012, we had cash of $446,623, working capital of $143,107, total current assets of $497,074, total liabilities of $353,967 and an accumulated deficit of $8,628,470.

We have funded our operations primarily through private placements of our common stock, as well as advances from related parties and loans. From April 4, 2006 (date of inception) to May 31, 2012, financing activities provided cash of $5,569,397, primarily from the sale of our common stock. During the fiscal year ended May 31, 2012, financing activities provided cash of $1,116,777, compared to $439,191 in the year ended May 31, 2011, primarily from sales of our common stock.

Operating activities used cash of $732,974 for the year ended May 31, 2012, compared to $376,632 for the year ended May 31, 2011, primarily as a result of increased operations. An increase in accounts payable and accrued liabilities provided cash of $323,281 in the year ended May 31, 2012, compared to a decrease in same using cash of $10,984 in the prior year. A decrease in amounts due to related parties used cash of $101,222 in the current year, compared to $86,146 in the prior year. An increase in prepaid and other current assets used cash in the amount of $18,451 in the current year, compared to an increase of same using cash of $1,549 in prior year.

Investing activities during the year ended May 31, 2012 used cash of $1,933, compared to $0 in the prior year, due to the purchase of property and equipment.

We expect that our total expenses will increase over the next year as we increase our business activities. We do not anticipate generating any revenues for the foreseeable future. Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at May 31, 2012, we had cash of $446,623 and working capital of $143,107 and will require significant financing to pursue our exploration plans.

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

Going Concern

Our financial statements for the period ended May 31, 2012 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated any revenues, have achieved losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations. We do not anticipate generating any revenues in the foreseeable future, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management. A complete summary of these policies is included in Note 3 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, stock-based compensation expense, and deferred income tax asset allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Buckingham Exploration Inc.
(An Exploration Stage Company)
May 31, 2012

Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Expenses	F–3
Statements of Cash Flows	F–4
Statements of Stockholders’ Equity (Deficit)	F–5
Notes to the Financial Statements	F–8

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Buckingham Exploration Inc.
(An Exploration Stage Company)
Carson City, Nevada

We have audited the accompanying consolidated balance sheets of Buckingham Exploration Inc. and its subsidiary, an exploration stage company, (collectively, the “Company” ) as of May 31, 2012 and 2011, and the related consolidated statements of expenses, stockholders’ equity (deficit) and cash flows for the years then ended and the period from April 4, 2006 (inception) through May 31, 2012. The financial statements for the period from April 4, 2006 (inception) through May 31, 2010 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from April 4, 2006(inception) through May 31, 2010 include no revenue and an accumulated net loss of $7,321,429. Our opinion on the statements of expenses, stockholders’ deficit, and cash flows for the year then ended, in so far as it relates to amounts for prior periods through May 31, 2010 is based solely on the report of the other auditor. These financial statements are the responsibility of Buckingham Exploration Inc. management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Buckingham Exploration Inc. internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buckingham Exploration Inc. and its subsidiary as of May 31, 2012 and 2011 and their results of their operations and their cash flows for the years then ended and the period from April 6, 2006 (inception) through May 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 12, 2012

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	May 31,
	2012	2011
ASSETS

Current Assets

Cash	$446,623	$64,753
Other receivables	451	3,429
Subscription receivables	30,000	–
Advances to related parties	10,000	–
Prepaid expense	10,000	1,549

Total Current Assets	497,074	69,731

Property and Equipment, net accumulated depreciation of $1,893 and $733
respectively	2,070	1,297

Total Assets	$499,144	$71,028

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	$110,564	$26,134
Accounts payable – related parties	2,778	104,000
Accrued liabilities	240,625	1,774

Total Liabilities	353,967	131,908

Stockholders’ Equity (Deficit)

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–

Common Stock, 300,000,000 shares authorized, $0.0001 par value
76,019,712 and 56,751,936 shares issued and outstanding, respectively	7,602	5,675

Additional Paid-in Capital	8,766,045	7,533,695

Deficit Accumulated During the Exploration Stage	(8,628,470)	(7,600,250)

Total Stockholders’ Equity (Deficit)	145,177	(60,880)

Total Liabilities and Stockholders’ Equity (Deficit)	$499,144	$71,028

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses

			Accumulated
			from April 4,
			2006
	For the	For the	(Date of
	Year Ended	Year Ended	Inception) to
	May 31,	May 31,	May 31,
	2012	2011	2012
Expenses

General and administrative	$824,834	$126,334	$2,675,686
Exploration mineral property costs	154,689	15,681	176,220
Professional fees	48,697	136,806	666,111

Total Expenses	1,028,220	278,821	3,518,017

Net Loss Before Other Expenses	(1,028,220)	(278,821)	(3,518,017)

Other Income (Expenses)

Interest income	–	–	2,276
Miscellaneous income	–	–	1,467
Interest expense	–	–	(59,588)
Accretion of convertible debenture discount	–	–	(31,396)
Gain on disposal of property and equipment	–	–	7,277

Total Other Income (Expenses)	–	–	(79,964)

Net Loss From Continuing Operations	(1,028,220)	(278,821)	(3,597,981)

Results from discontinued operations	–	–	(5,030,489)

Net Loss	$(1,028,220)	$(278,821)	$(8,628,470)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.02)

Weighted Average Shares Outstanding	66,379,000	18,381,000

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			Accumulated
			from
	For the	For the	April 4, 2006
	Year Ended	Year Ended	(Date of Inception)
	May 31, 2012	May 31, 2011	to May 31, 2012
Operating Activities

Net loss	$(1,028,220)	$(278,821)	$(8,628,470)

Adjustments to reconcile net loss to net cash used in
operating activities
Accretion of convertible debenture discount	–	–	31,396
Amortization	1,160	676	1,893
Shares issued for mineral property costs	22,500	–	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	65,000	–	673,120
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	323,281	(10,984)	686,865
Other receivables	2,978	192	(2,739)
Prepaid expenses and other current assets	(18,451)	(1,549)	(21,043)
Due to related parties	(101,222)	(86,146)	(199,451)

Net Cash Used in Operating Activities	(732,974)	(376,632)	(2,874,196)

Investing Activities

Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(1,933)	–	(88,696)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in
discontinued operations	–	–	12,496

Net Cash Used in Investing Activities	(1,933)	–	(2,248,578)

Financing Activities

Advances from related parties	–	–	196,671
Repayments to related parties	–	(23,027)	(59,026)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	(50,000)	(73,362)
Proceeds from loans payable	–	12,218	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	1,116,777	500,000	5,278,352
Proceeds from common stock subscription	–	–	10,350
Share issuance costs	–	–	(207,500)

Net Cash Provided by Financing Activities	1,116,777	439,191	5,569,397

Increase In Cash	381,870	62,559	446,623
Cash - Beginning of Period	64,753	2,194	–

Cash – End of Period	$446,623	$64,753	$446,623

Non-Cash Investing and Financing Activities:

Subscription receivable	$30,000	–	30,000
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$–	$–	$172,000
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$66,332	$66,332
Issuance of stock for settlement of accrued interest	$–	$23,674	$477,661

Supplemental Disclosures:
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Inception) to May 31, 2012

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
For the Period from April 4, 2006 (Inception) to May 31, 2012

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

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Inception) to May 31, 2012

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$
Balance – May 31, 2009	110,031	10	–	6,484,121	(7,062,250)	(578,119)

June 5, 2009 – issuance of common stock
in lieu of interest at $4 per share	2,537	1	–	10,145	–	10,146

February 12, 2010 – issuance of common
stock for mineral property at $4.40 per share	250	–	–	1,100	–	1,100

Gain on settlement of debt	–	–	–	453,987	–	453,987

Net loss for the year	–	–	–	–	(259,179)	(259,179)

Balance – May 31, 2010	112,818	11	–	6,949,353	(7,321,429)	(372,065)

August 20, 2010 – issuance of common
stock in lieu of interest at $4 per share	5,918	1	–	23,673	–	23,674

December 16, 2010 - issuance of common
shares for cash proceeds of $0.01 per share	15,000,000	1,500	–	148,500	–	150,000

February 10, 2011 - issuance of common shares
for cash proceeds of $0.01 per share	35,000,000	3,500	–	346,500	–	350,000

February 25, 2011 - issuance of common shares
for settlement of debt at $0.01 per share	540,000	54	–	5,346	–	5,400

April 5, 2011 - issuance of common shares for
settlement of debt at $0.01 per share	1,000,000	100	–	9,900	–	10,000

April 18, 2011 - issuance of common shares for
settlement of debt at $0.01 per share	5,093,200	509	–	50,423	–	50,932

Net loss for the year	–	–	–	–	(278,821)	(278,821)

Balance – May 31, 2011	56,751,936	5,675	–	7,533,695	(7,600,250)	(60,880)

September 30, 2011 – issuance of common
shares for mineral property at $0.15 per share	150,000	15	–	22,485	–	22,500

October 12, 2011 – issuance of common shares
for cash proceeds of $0.05 per share	14,300,000	1,430	–	713,570	–	715,000

January 25, 2012 – issuance of common shares
for services at $0.13 per share	500,000	50	–	64,950	–	65,000

May 31, 2012 – issuance of common shares for
cash proceeds of $0.10 per share	4,017,776	402	–	401,375	–	401,777

Subscription receivable- issuance of common
shares at $0.10 per share	300,000	30		29,970	–	30,000

Net loss for the year	–	–	–	–	(1,028,220)	(1,028,220)

Balance – May 31, 2012	76,019,712	7,602	–	8,766,045	(8,628,470)	145,177

The accompanying notes are an integral part of these consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

Buckingham Exploration Inc. (“we”, “our” or the “Company”) was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral properties.

On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2012, the Company has a working capital of $143,107 and an accumulated deficit of $8,628,470. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2012, the Company had $446,623 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

3.	Summary of Significant Accounting Policies

(a) Principles of consolidation

The consolidated financial statements include the accounts of Buckingham Exploration Inc. and its wholly owned subsidiary, 0887717 BC Ltd. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany balances and transactions are eliminated upon consolidation.

(b) Use of Estimates

The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to long lived assets, stock-based compensation expense, and deferred income tax asset allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

	(e)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. A total of 25,000,000 (2011 – 25,000,000) outstanding warrants have been excluded from the years ended May 31, 2012 and 2011 as they would be anti-dilutive.

	(f)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2012 and 2011 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. As at May 31, 2012 and 2011, the Company has not incurred any asset retirement obligations.

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

The Company’s financial instruments consist principally of cash, other receivables, accounts payable and accounts payable to related parties.

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

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 740 Foreign Currency Translation Matters, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

4.	Property and Equipment
			Net Book Value	Net Book Value
		Accumulated	May 31,	May 31,
	Cost	Amortization	2012	2011
	$	$	$	$
Computer	3,963	1,893	2,070	1,297

Depreciation expense totaled $1,160 and $677 for the years ended May 31, 2012 and 2011, respectively.

5.	Mineral Properties

	a)	On August 23, 2010, 0887717 B.C. Ltd. a British Columbia company and wholly owned subsidiary of the Company, entered into an option agreement (the “Option Agreement”) with Murray Scott Morrison, pursuant to which the Company was granted the option to acquire a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia, Canada (the “Property”). In accordance with the provisions of the Option Agreement, the Company exercised its option by making a payment of $5,000 on the date of execution of the Option Agreement, incurring not less than $10,000 in expenditures related to exploration and development on the Property prior to September 30, 2010 and paying a sum of $1,000 before November 30, 2010. Pursuant to the terms of the Option Agreement, Mr. Morrison was granted a stock option to purchase up to 10% of the total issued and outstanding share capital of the Company at the total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the Property. The Stock Option expires after 36 months from the date of the Option Agreement.

	b)	On September 30, 2011, the Company entered into a Property Purchase Agreement (the “Agreement”) whereby the Company agreed to acquire an undivided 100% interest in 2 mineral claims located in the Province of British Columbia, Canada. In consideration for the mineral claims, the Company agreed to issue 150,000 shares of common stock with a fair value of $22,500. This was recognized as a cost for the mineral claims and expensed as incurred given recovery of economic reserves cannot be determined.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

6.	Related Party Transactions and Balances

	a)	Included in accounts payable-related party at May 31, 2012, is $2,778 (2011 - $104,000), which is due to the former Chairman of the Company, representing unpaid expenses. These amounts are unsecured, non-interest bearing and have no repayment terms.

	b)	Included in advances-related party at May 31, 2012, is $10,000 due from a company with common directors which was subsequently repaid.

	c)	During the year ended May 31, 2012, the Company paid its President of the Company management fees in the amount of $56,000 (2011 - $nil).

	d)	During the year ended May 31, 2012, the Company paid its former Chairman management fees in the amount of $96,000 (2011 - $108,706).

	e)	On September 1, 2011, the Company entered into a Domain Purchase Agreement with the former Chairman of the Company whereby the Company purchased a domain name entitled Buckingham.com in consideration for $10,000, which is accounted for as compensation expense.

	f)	On January 25, 2012, the Company issued 500,000 shares of common stock with a fair value of $0.13 per share to a former director of the Company as a one-time incentive for joining the Company’s board of directors and other contributions to-date valued at $65,000.

7.	Common Stock

Common stock issued during the year ended May 31, 2012:

	a)	On September 30, 2011, the Company issued 150,000 shares of common stock with a fair value of $0.15 per share pursuant to a Property Purchase Agreement (refer to Note 5(b)).

	b)	On October 12, 2011, the Company issued 14,300,000 shares of common stock at $0.05 per share for total proceeds of $715,000 through private placement offerings.

	c)	On January 25, 2012, the Company issued 500,000 shares of common stock with a fair value of $0.13 per share to a director of the Company as a one-time incentive for joining the Company’s board of directors and other contributions to-date valued at $65,000.

	d)	On May 31, 2012, the Company issued 4,317,776 shares of common stock at $0.10 per share for total proceeds of $431,778 through private placement offerings. Of the total proceeds, the Company received $30,000 subsequent to year-end, the Company has shown $30,000 as subscription receivable on the balance sheet.

Common stock issued during the year ended May 31, 2011:

	a)	On July 23, 2010, the Company affected a 1 for 400 reverse stock split of the issued and outstanding common stock. As a result, the issued and outstanding shares decreased from 45,126,850 shares of common stock to 112,818 shares of common stock. The number of shares that the Company is authorized to issue did not change as a result of the common stock split and remain at 80,000,000 common shares and 20,000,000 preferred shares all with a par value of $0.0001. All share, stock option and warrant amounts have been retroactively adjusted for all periods presented.

	b)	On August 20, 2010, the Company issued 2,536 restricted common shares at $4.00 per share in full consideration of $10,146 in interest accrued.

	c)	On August 20, 2010, the Company issued 3,382 restricted common shares at $4.00 per share in full consideration of $13,528 in interest accrued.

	d)	On December 20, 2010, the Company completed a private placement of 15,000,000 units at $0.01 per unit, for proceeds of $150,000. Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months.

	e)	On December 21, 2010, the Company increased its authorized capital from 80,000,000 shares of common stock with a par value of $0.0001 to 300,000,000 shares of common stock with a par value of $0.0001.

	f)	On February 10, 2011, the Company completed a private placement of 35,000,000 units at $0.01 per unit, for proceeds of $350,000. Each unit is comprised of one share of common stock and one-half of one common stock purchase warrant, with each full warrant exercisable at a price of $0.10 per share for 12 months.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

	g)	On February 25, 2011, the Company issued 540,000 shares of common stock at a fair value of $0.01 per share in exchange for the settlement of $5,400 in debt.

	h)	On April 5, 2011, the Company issued 1,000,000 shares of common stock at a fair value of $0.01 per share in exchange for the settlement of $10,000 in debt.

	i)	On April 18, 2011, the Company issued 5,093,200 shares of common stock at a fair value of $0.01 per share in exchange for the settlement of $50,932 in debt.

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
Balance, May 31, 2010	5,000,000	$0.10

Expired	(5,000,000)	$0.10

Issued	25,000,000	$0.10
Balance, May 31, 2011	25,000,000	$0.10

Expired	-	-

Issued	-	-
Balance, May 31, 2012	25,000,000	$0.10

A summary of the Company’s outstanding common share purchase warrants as at May 31, 2012 is presented below:

Number of Warrants	Exercise Price	Expiration Date
7,500,000	$0.10	February 11, 2013
17,500,000	$0.10	February 11, 2013
25,000,000

On December 1, 2011, the Company extended the expiry date of 7,500,000 warrants, which were originally due on December 20, 2011, to February 11, 2013. In addition, the Company also extended the expiry date of 17,500,000 warrants, which were originally due on February 10, 2012, to February 11, 2013. As of May 31, 2012 25,000,000 warrants are exercisable.

As at May 31, 2012, the intrinsic value of the common share purchase warrants was $125,000.

9.	Commitments

The Company had agreed to pay the former Chairman of the Company a monthly fee of $8,000 for management services prior to his resignation.

On January 13, 2012, the Company entered into a Strategic Alliance Agreement with Mining Plus (Pty) Ltd. (“Mining Plus”), pursuant to which the Company and Mining Plus agreed to cooperate in respect of project generation and review and the development of projects once identified, as well as consider how best to exploit common interests and derive the potential benefits arising from such common interests. Under the terms of the Strategic Alliance Agreement, the Company agreed to appoint a director of Mining Plus as a director of the company. The director appointed (now resigned) is also a director of a company which owns approximately 28% of the Company’s outstanding shares of common stock on a diluted basis. In connection with the appointment of the director, the Company issued 500,000 shares of common stock (Note 7(c)).

We lease premises, at the rate of $476 per month, located at Suite 418-831 Royal Gorge Blvd, Cañon City, Colorado 81212, from where we oversee our business activities.

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

10.	Income Taxes

The Company has a net operating loss carryforward of $3,447,546 available to offset taxable income in future years which commence expiring in fiscal 2029.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	May 31,	May 31,
	2012	2011
	$	$
Income tax recovery at statutory rate	(359,877)	(97,587)
Non-deductible expenses	30,625	–
Change in valuation allowance	329,552	97,587
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2012 and 2011, are as follows:

	May 31,	May 31,
	2012	2011
	$	$
Net operating loss carryforward	1,206,141	877,389
Valuation allowance	(1,206,141)	(877,389)
Net deferred income tax asset	–	–

11.	Subsequent Event

On July 20, 2012, the Company issued an aggregate of 2,750,000 shares of common stock to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012.The Company estimated the total compensation at May 31, 2012 to be $240,625 for services rendered from January 1, 2012 through May 31, 2012 and is properly accrued and presented in the financial statements. Of the total $240,625 compensation expense approximately $85,300 is due to the company President and former Chairman of the board of directors.

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

During the two prior fiscal years and through October 7, 2010, there were no disagreements (as defined in Item 304(a)(1)(v) of Regulation S-K) or reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that our sole director and officer discussed with Manning Elliott the existence of material weaknesses in our internal control over financial reporting, as more fully described in our amended annual report on Form 10-K/A for the year ended May 31, 2010, filed on September 24, 2010 with the SEC.

See our Current Report on Form 8-K filed with the SEC on October 13, 2010 for more information.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2012 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, the Company determined that there were significant deficiencies that constituted material weaknesses, as described below.

1.	Lack of proper segregation of duties due to limited personnel.

2.	Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to common stock, unrecorded liabilities and share based compensation.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO.

MaloneBailey LLP, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2012 pursuant to rules of the SEC.

Changes in Internal Control

During the quarter ended May 31, 2012, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not Applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three. In August 2012, Benjamin Auld resigned as a director of our company for personal reasons. In September 2012, Christopher Robin Relph resigned as a director and the Chairman and Chief Financial Officer of our company. We appointed Simon Eley, our current President and Chief Executive Officer, as interim Chief Financial Officer. In line with our plans, we expect to appoint additional directors and officers to manage our growth going forward.

Our current directors and officers are as follows:

Name	Age	Position
Simon Eley	40	Director, President, Chief Executive Officer and Chief Financial Officer

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

Simon Eley, President, Chief Executive Officer, Chief Financial Officer and Director

Mr. Eley has been a director since December 20, 2010, Chief Executive Officer since September 22, 2011 and Chief Financial Officer since September 12, 2012. He is an Australian solicitor with wide experience in the resources sector. Mr. Eley is currently a director of Auricup Resources Ltd and was a director of Aragon Resources Ltd. He led the team that secured the Central Murchison Gold Project which became Aragon's core asset with approximately 2 million ounces in JORC compliant resources. Aragon was taken over by Westgold Resources Ltd in 2011 valuing Aragon at $76 million. He worked for Woodside in Mauritania, West Africa in an advisory and commercial role dealing with government, joint venture partners and local and international contractors. He has also worked for Aquila Resources, Manhattan Corporation, Clough and Clayton Utz. Mr. Eley’s experience includes capital raisings, corporate matters, various commercial arrangements (including joint venture and farm-in agreements), and matters relating to mining law, toll treatment arrangements, litigation and alternative dispute resolution. At Aquila and Manhattan he was engaged in corporate management and strategy. He also has hands on experience in operating base metal and gold mines in Western Australia and the Northern Territory.

Significant Employees

Other than our officers, there are no other individuals that make a significant contribution to our business.

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

Director Independence

We currently have three directors, none of whom is considered to be independent under applicable SEC rules.

Nominating Committee

Given our size and limited financial resources, we have not implemented a nominating committee. Our current directors consider nominations to our board. We have not implemented any material changes to the procedures by which security holders may recommend nominees to our Board of Directors during the twelve months ended May 31, 2012.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on information provided to us, all such reports have been filed under Section 16(a) of the Securities Exchange Act of 1934, however Mr. Relph and Mr. Eley were late in filing a Form 4 and Schedule 13D/A.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, as of May 31, 2012, the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table
Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
Principal				Awards	Awards	Incentive	Deferred	Compensation
Position						Plan	Compensation
						Compensation	Earnings
		($)	($)	($)	($)		($)	($)	($)
C. Robin	2011	$108,000	0	0	0	0	0	0	$108,000
Relph(1)	2012	$96,000	0	0	0	0	0	0	$96,000
Simon	2011	0	0	0	0	0	0	0	0
Eley(1)	2012	$56,000	0	0	0	0	0	0	$56,000

(1)	Christopher Robin Relph was our President, Chief Executive Officer and Chief Financial Officer during the year ended May 31, 2011 and until September 2011, when Simon Eley was appointed our President and Chief Executive Officer in place of Mr. Relph, who was appointed our Chairman and remained as Chief Financial Officer. Mr. Eley replaced Mr. Relph as Chief Financial Officer in September 2012.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the year ended May 31, 2012 or 2011. Our directors and officers do not own any stock options or other similar securities of our company, except that Mr. Relph (a director and officer until September 2012) holds warrants to acquire up to two million shares at a price of $0.10 per share expiring February 11, 2013. See Item 12.

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

We and Mr. Relph mutually terminated this management agreement effective December 1, 2010 pursuant to the terms of the agreement. We agreed to pay Mr. Relph CDN$24,000 for his services for the quarter ended February 28, 2011 and to pay Mr. Relph CDN$8,000 for his services going forward. No early termination penalties were incurred as a result of the termination of the Management Agreement. Mr. Relph resigned as a director and officer of our company in September 2012.

Compensation upon Change of Control

As of May 31, 2012, we had no pension plans or compensatory plans or other arrangements, which provide compensation on the event of termination of employment or change in control of us.

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

Compensation of Directors

We did not pay director's fees or other cash compensation to our directors for services rendered as directors in the year ended May 31, 2012 or 2011. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 12, 2012 by: (i) each of our directors, (ii) each of our named executive officers and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. There were 78,769,712 shares of common stock of the Company outstanding at September 12, 2012. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. The number of shares described below includes shares which the beneficial owner has the right to acquire within 60 days of the date of this annual report.

	Name	Amount and Nature of	Percent of
Title of Class	of Beneficial Owner	Beneficial Ownership	Class
Common Stock	Simon Eley	1,850,000(1)	2.3%
All Officers and Directors as a Group		1,850,000(1)	2.3%
Common Stock	Christopher Robin Relph	6,805,208(2)	8.4%
Common Stock	Aviador Corporation Pty. Ltd.	22,500,000(3)	26.1%
Common Stock	BC & N Pollard ATF Geovet Family Trust	5,400,000(4)	6.7%
Common Stock	Six Fingers Pty Ltd.	7,159,000(5)	8.9%
Common Stock	Smart Train Australian Pty Ltd.	5,400,000(6)	6.7%
Common Stock	Resmin Pty Ltd.	4,500,000(7)	5.6%

(1)	In addition, Aviador Corporation Pty. Ltd. (“Aviador”) owns 15,000,000 shares of common stock and warrants to acquire 7,500,000 shares of common stock of the Company and Resmin Pty Ltd. (“Resmin”) owns 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock of the Company. Mr. Eley is a director of both Aviador and Resmin and disclaims beneficial ownership of these securities as investment and voting control over these securities rests with the board of directors of Aviador and Resmin, respectively.

(2)	Mr. Relph resigned as a director and officer in September 2012. Represents 4,805,208 shares of common stock and warrants to acquire 2,000,000 shares of common stock of the Company held by Mr. Relph. In addition, Buckingham Securities Limited owns 1,200,000 shares of common stock and warrants to acquire 200,000 shares of common stock of the Company. Mr. Relph is the President of Buckingham Securities Limited and disclaims beneficial ownership of the securities held by Buckingham Securities Limited as investment and voting control over these securities rests with the board of directors of Buckingham Securities Limited.

(3)	Represents 15,000,000 shares of common stock and warrants to acquire 7,500,000 shares of common stock of the Company.

(4)	Represents 3,600,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company.

(5)	Represents 5,359,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company.

(6)	Represents 3,600,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company.

(7)	Represents 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended May 31, 2012 and 2011, we incurred $12,778 and $104,000, respectively, which is due to Christopher Robin Relph, the former Chairman of the Company. The amounts represent unpaid management fees, cash advances and expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing and have no repayment terms.

On September 1, 2011, the Company entered into a Domain Purchase Agreement with the Mr. Relph whereby the Company purchased the domain name Buckingham.com in consideration for $10,000.

At May 31, 2012, $10,000 was due from a company with common directors which was subsequently repaid.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Malone Bailey LLP, for the audit of our annual financial statements for the years ended May 31, 2011 and 2012 and any other fees billed for other services rendered by Malone Bailey LLP during these periods.

	Year Ended May 31,	Year Ended May 31,
	2012	2011
Audit fees	$16,000	$15,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$16,000	$15,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules

None.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation(2)
3.3	Bylaws(2)
4.1	2007 Non-Qualified Stock Plan (3)
4.2	2007 Non-Qualified Stock Option Plan (3)
10.1	Property Purchase Agreement with Jason McLaughlin dated September 30, 2011(4)
10.2	Domain Purchase Agreement with Christopher Robin Relph dated September 22, 2011(5)
10.3	Debt Conversion Agreements with various investors (6)
10.4	Option Agreement between 0887717 B.C. Ltd. and Mr. M. S. Morrison dated August 23, 2010 (7)
16.1	Letter Re: Change in Certifying Accountant(8)
21.1	Subsidiaries of the Registrant – 0887717 B.C. Ltd.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter, dated September 25, 2009 (9)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.

(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

(3)	Included as an exhibit with our Form S-8 filed November 23, 2007.

(4)	Included as an exhibit with our Form 8-K filed October 3, 2011.

(5)	Included as an exhibit with our Form 8-K filed September 23, 2011.

(6)	Included as an exhibit with our Form 8-K filed June 2, 2011.

(7)	Included as an exhibit with our Form 8-K filed August 26, 2010.

(8)	Included as an exhibit with our Form 8-K filed on October 26, 2010.

(9)	Included as an exhibit with our Form 10-Q filed on January 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

Date: September 13, 2012	By:	/s/ Simon Eley
Simon Eley
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
Director, President, Chief
Executive Officer and Chief
/s/ Simon Eley	Financial Officer	September 13, 2012
Simon Eley