Form 10-Q
period 2012-08-31
Buckingham Exploration Inc.
filed 2012-10-15
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]    No [X]

As of October 15, 2012, the registrant’s outstanding common stock consisted of 78,769,712 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Buckingham Exploration Inc.
(An Exploration Stage Company)
August 31, 2012

Index

Consolidated Balance Sheets (Unaudited)	F–1
Consolidated Statements of Expenses (Unaudited)	F–2
Consolidated Statements of Cash Flows (Unaudited)	F–3
Notes to Consolidated (Unaudited) Financial Statements	F–4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	August 31,	May 31,
	2012	2012
ASSETS
Current Assets
Cash	$218,634	$446,623
Other receivables	668	451
Subscription receivables	–	30,000
Advances to related party	47,862	10,000
Prepaid expense	10,000	10,000
Total Current Assets	277,164	497,074
Property and Equipment, net accumulated depreciation of $2,276 and $1,893, respectively	2,960	2,070
Total Assets	$280,124	$499,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$31,122	$110,564
Accounts payable – related parties	–	2,778
Accrued liabilities	4,870	240,625
Total Liabilities	35,992	353,967
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, None issued and outstanding	–	–
Common Stock, 300,000,000 shares authorized, $0.0001 par value 78,769,712 and 76,019,712 shares issued and outstanding, respectively	7,877	7,602
Additional Paid-in Capital	9,052,228	8,766,045
Deficit Accumulated During the Exploration Stage	(8,815,973)	(8,628,470)
Total Stockholders’ Equity	244,132	145,177
Total Liabilities and Stockholders’ Equity	$280,124	$499,144

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Accumulated
			from April 4,
	For the	For the	2006
	Three Months	Three Months	(Date of
	Ended	Ended	Inception) to
	August 31,	August 31,	August 31,
	2012	2011	2012

Expenses

General and administrative	$166,751	$45,190	$2,842,437
Exploration mineral property costs	–	–	176,220
Professional fees	20,752	18,012	686,863

Total Expenses	187,503	63,202	3,705,520

Net Loss Before Other Expenses	(187,503)	(63,202)	(3,705,520)

Other Income (Expenses)

Interest income	–	–	2,276
Miscellaneous income	–	–	1,467
Interest expense	–	–	(59,588)
Accretion of convertible debenture discount	–	–	(31,396)
Gain on disposal of property and equipment	–	–	7,277

Total Other Income (Expenses)	–	–	(79,964)

Net Loss From Continuing Operations	(187,503)	(63,202)	(3,785,484)

Results from discontinued operations	–	–	(5,030,489)

Net Loss	$(187,503)	$(63,202)	$(8,815,973)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	77,275,000	56,751,936

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Accumulated
	For the	For the	from April 4,
	Three Months	Three Months	2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2012	2011	2012
Operating Activities
Net loss	$(187,503)	$(63,202)	$(8,815,973)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Amortization	383	169	2,276
Shares issued for mineral property costs	–	–	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	45,833	–	718,953
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(74,572)	3,288	612,293
Other receivables	(217)	(1,343)	(2,956)
Prepaid expenses and other current assets	-	16	(21,043)
Due to/from related parties	(40,640)	2,000	(240,091)
Net Cash Used in Operating Activities	(256,716)	(59,072)	(3,130,912)
Investing Activities
Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(1,273)	–	(89,969)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496
Net Cash Used in Investing Activities	(1,273)	–	(2,249,851)
Financing Activities
Advances from related parties	–	–	196,671
Repayments to related parties	–	–	(59,026)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	–	(73,362)
Proceeds from loans payable	–	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	-	–	5,278,352
Proceeds from common stock subscription	30,000	–	40,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by Financing Activities	30,000	–	5,599,397
(Decrease) Increase In Cash	(227,989)	(59,072)	218,634
Cash - Beginning of Period	446,623	64,753	–
Cash – End of Period	$218,634	$5,681	$218,634
Non-Cash Investing and Financing Activities:
Subscription receivable	$-	$–	$30,000
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$240,625	$–	$412,625
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$–	$66,332
Issuance of stock for settlement of accrued interest	$–	$–	$477,661
Supplemental Disclosures:
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2012, the Company has working capital of $241,172 and an accumulated deficit of $8,815,973. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2012, the Company had $218,634 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

3.	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2012, included in the Company’s Annual Report on Form 10-K filed on September 13, 2012 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2012, and the results of its operations and cash flows for the three months ended August 31, 2012 and 2011. The results of operations for the three months ended August, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited consolidated financial statements include the accounts of Buckingham Exploration Inc. and its wholly owned subsidiary 0887717 B.C. Ltd. All significant intercompany balances and transactions have been eliminated in the consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

4.	Related Party Transactions and Balances

a)	Included in advances to related party at August 31, 2012, is $47,862 (May 31, 2012 - $10,000) due from a company with common directors.

b)	During the three months ended August 31, 2012, the Company paid its former Chairman management fees in the amount of $24,000.

5.	Common Stock

On July 20, 2012, the Company issued an aggregate of 2,750,000 shares of common stock with a fair value of $286,458 to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012. The company recognized expense of $240,625 for the period from January 1, 2012 through May 31, 2012 during prior year while the remaining $45,833 was expensed during the current quarter ended August 31, 2012.

F-4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

6.	Share Purchase Warrants

A summary of the Company’s outstanding common share purchase warrants as at August 31, 2012 is presented below:

Number of Warrants	Exercise Price	Expiration Date
7,500,000	$ 0.10	February 11, 2013
17,500,000	$ 0.10	February 11, 2013
25,000,000

As at August 31, 2012, the intrinsic value of the common share purchase warrants was $0.

7.	Commitments

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

The Company leases premises, at the rate of $476 per month, located at Suite 418-831 Royal Gorge Blvd, Canon City, Colorado 81212, from where the Company oversees its business activities.

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

See our Annual Report on Form 10-K for the year ended May 31, 2012 for more information regarding our business.

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at August 31, 2012, we had cash of $218,634 and working capital of $241,172 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2012 filed with the SEC.

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to August 31, 2012. As of August 31, 2012, we had an accumulated deficit of $8, 815,973. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to August 31, 2012, our total expenses were $3,705,520 comprised of $686,863 in professional fees, $176,220 in mineral property costs and $2, 842,437 in general and administrative expenses.

Our total expenses increased to $187,503 for the three months ended August 31, 2012 from $63,202 for the three months ended August 31, 2011 mainly due to higher general and administrative expenses. General and administrative expenses increased to $166,751 in the current period from $45,190 in the prior period, primarily resulting from due diligence relating to potential acquisitions of mineral property interests in the current period. Professional fees increased marginally to $20,752 in the current period from $18,012 in the prior period due to increased activity.

Net Loss

For the three months ended August 31, 2012, we recognized a net loss of $187,503, compared to $63,202 for the three months ended August 31, 2011.

Liquidity and Capital Resources

As of August 31, 2012, we had cash of $218,634, working capital of $241,172, total assets of $280,124, total liabilities of $35,992 and an accumulated deficit of $8, 815,973.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to August 31, 2012, financing activities provided cash of $5,599,397, primarily from the sale of our common stock and loans.

During the three months ended August 31, 2012, financing activities provided cash of $30,000 from the sale of our common stock. During the three months ended August 31, 2011, there were no financing activities.

Operating Activities

Operating activities used cash of $256,716 for the three months ended August 31, 2012, compared to $59,072 for the three months ended August 31, 2011. A decrease in accounts payable and accrued liabilities used cash of $74,572 in the three months ended August 31, 2012, compared to an increase in the same providing cash of $3,288 in the prior period. An increase in other receivables used cash of $217 in the current period, compared to using cash of $1,343 in the prior period. A decrease in amounts due to/from related parties used cash of $40,640 in the current period, compared to an increase in the same providing cash of $2,000 in the prior period.

Investing Activities

Investing activities used cash of $1,273 in the three months ended August 31, 2012 from the purchase of property and equipment. There were no investing activities during the three months ended August 31, 2011.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at August 31, 2012, we had cash of $218,634 and working capital of $241,172 and will require significant financing to pursue our exploration plans..

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

Going Concern

Our consolidated financial statements for the period ended August 31, 2012 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2012, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended August 31, 2012, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Exhibit
Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Buckingham Exploration Inc.

/s/ Simon Eley
Date: October 15, 2012	Simon Eley
President and Chief Executive Officer