Form 10-Q
period 2012-11-30
Buckingham Exploration Inc.
filed 2013-01-14
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

As of January 14, 2013, the registrant’s outstanding common stock consisted of 78,769,712 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Buckingham Exploration Inc.
(An Exploration Stage Company)
November 30, 2012

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	November 30,	May 31,
	2012	2012
ASSETS
Current Assets
Cash	$139,211	$446,623
Other receivables	1,864	451
Subscription receivables	–	30,000
Advances from related party	65,504	10,000
Prepaid expense	10,100	10,000
Total Current Assets	216,679	497,074
Property and Equipment, net accumulated depreciation of $2,712 and $1,893, respectively	2,524	2,070
Total Assets	$219,203	$499,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$22,897	$110,564
Accounts payable – related parties	5,228	2,778
Accrued liabilities	–	240,625
Total Liabilities	28,125	353,967
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, None issued and outstanding	–	–
Common Stock, 300,000,000 shares authorized, $0.0001 par value 78,769,712 and 76,019,712 shares issued and outstanding, respectively	7,877	7,602
Additional Paid-in Capital	9,052,228	8,766,045
Deficit Accumulated During the Exploration Stage	(8,869,027)	(8,628,470)
Total Stockholders’ Equity	191,078	145,177
Total Liabilities and Stockholders’ Equity	$219,203	$499,144

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					Accumulated
	For the	For the	For the	For the	from April 4,
	Three Months	Three Months	Six Months	Six Months	2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	November 30,	November 30,	November 30,	November 30,	to November 30,
	2012	2011	2012	2011	2012
Expenses
General and administrative	$35,546	$171,697	$202,297	$216,887	$2,877,983
Exploration mineral property costs	7,106	31,062	7,106	31,062	183,326
Professional fees	10,402	17,044	31,154	35,056	697,265
Total Expenses	53,054	219,803	240,557	283,005	3,758,574
Net Loss Before Other Expenses	(53,054)	(219,803)	(240,557)	(283,005)	(3,758,574)
Other Income (Expenses)
Interest income	–	–	–	–	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	–	–	–	–	(59,588)
Accretion of convertible debenture discount	–	–	–	–	(31,396)
Gain on disposal of property and equipment	–	–	–	–	7,277
Total Other Income (Expenses)	–	–	–	–	(79,964)
Net Loss From Continuing Operations	(53,054)	(219,803)	(240,557)	(283,005)	(3,838,538)
Results from discontinued operations	–	–	–	–	(5,030,489)
Net Loss	$(53,054)	$(219,803)	$(240,557)	$(283,005)	$(8,869,027)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Shares Outstanding	78,770,000	64,552,000	78,018,000	60,631,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Buckingham Exploration Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Accumulated
	For the	For the	from April 4,
	Six Months	Six Months	2006
	Ended	Ended	(Date of Inception)
	November 30,	November 30,	to November 30,
	2012	2011	2012
Operating Activities
Net loss	$(240,557)	$(283,005)	$(8,869,027)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Amortization	819	500	2,712
Shares issued for mineral property costs	–	22,500	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	45,833	–	718,953
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(87,667)	3,514	599,198
Advances	(55,504)	–	(55,504)
Other receivables	(1,413)	1,357	(4,152)
Prepaid expenses and other current assets	(100)	(11,921)	(21,143)
Due to related parties	2,450	(102,158)	(197,001)
Net Cash Used in Operating Activities	(336,139)	(369,213)	(3,210,335)
Investing Activities
Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(1,273)	(1,933)	(89,969)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496
Net Cash Used in Investing Activities	(1,273)	(1,933)	(2,249,851)
Financing Activities
Advances from related parties	–	–	196,671
Repayments to related parties	–	–	(59,026)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	–	(73,362)
Proceeds from loans payable	–	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	-	715,000	5,278,352
Proceeds from common stock subscription	30,000	–	40,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by Financing Activities	30,000	715,000	5,599,397
(Decrease) Increase In Cash	(307,412)	343,854	139,211
Cash - Beginning of Period	446,623	64,753	–
Cash – End of Period	$139,211	$408,607	$139,211
Non-Cash Investing and Financing Activities:
Subscription receivable	$–	$–	$30,000
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$240,625	$–	$412,625
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$–	$66,332
Issuance of stock for settlement of accrued interest	$–	$–	$477,661
Supplemental Disclosures:
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2012, the Company has working capital of $188,554 and an accumulated deficit of $8,869,027. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2012, the Company had $139,211 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2012, and the results of its operations and cash flows for the six months ended November 30,2012 and 2011. The results of operations for the six months ended November 30, 2012, are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited consolidated financial statements include the accounts of Buckingham Exploration Inc. and its wholly owned subsidiary 0887717 B.C. Ltd. All significant intercompany balances and transactions have been eliminated in the consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

4.	Related Party Transactions and Balances

	a)	Included in accounts payable-related party at November 30, 2012, is $5,228 due to a company with common directors.

	b)	During the six months ended November 30, 2012, the Company paid its former Chairman management fees in the amount of $32,000.

	c)	Included in advances to related party at November 30, 2012, is $65,504( May 31, 2012-$10,000) due from a company with common directors (interest free and due on demand).

F-4

Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
(Unaudited)

5.	Common Stock

On July 20, 2012, the Company issued an aggregate of 2,750,000 shares of common stock with a fair value of $286,458 to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012. The company recognized expense of $240,625 for the period from January 1, 2012 through May 31, 2012 during prior year while the remaining $45,833 was expensed during the current period ended November 30, 2012.

6.	Share Purchase Warrants

A summary of the Company’s outstanding common share purchase warrants as at November 30, 2012 is presented below:

Number of Warrants	Exercise Price	Expiration Date
7,500,000	$ 0.10	February 11, 2013
17,500,000	$ 0.10	February 11, 2013
25,000,000

As at November 30, 2012, the aggregate intrinsic value of the common share purchase warrants was $0.

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

We continue our advanced negotiations to acquire a gold exploration project in Indonesia, and are also reviewing what we believe to be opportunities with potential in Peru, South America through our strategic alliance with ExploAndes S.A.C. (“ExploAndes”) as described below.

We have completed initial due diligence on the project in Indonesia and continue to negotiate terms. In addition, we continue to investigate the potential acquisition of a near-term coal producing asset in a nearby region of Indonesia. We have agreed to initial terms with a reputable in-country mining services company to assist in the exploration and development of mineral properties in Indonesia, should we decide to proceed and enter into formal definitive agreements to acquire the properties.

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

We recently entered into a strategic alliance with ExploAndes, a leading firm of geology consultants and project logistics managers located in Peru, to assist in the identification, assessment and development of projects in South America. ExploAndes has a proven track record of delivering professional services to the South American mining industry from mineral project review and assessment to project management and we expect this strategic alliance to also lead to potential opportunities in line with our strategy. As noted above, we are currently reviewing certain projects with ExploAndes.

In September 2012, Christopher Robin Relph resigned as a director and the Chairman and Chief Financial Officer of our company. We appointed Simon Eley, our current President and Chief Executive Officer, as interim Chief Financial Officer. In December 2012, we appointed Allister Blyth as our Chief Financial Officer. In line with our plans, we expect to appoint additional directors and officers to manage our growth going forward.

See our Annual Report on Form 10-K for the year ended May 31, 2012 for more information regarding our business.

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at November 30, 2012, we had cash of $139,211 and working capital of $188,554 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended November 30, 2012 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2012 filed with the SEC.

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2012. As of November 30, 2012, we had an accumulated deficit of $8, 869,027. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to November 30, 2012, our total expenses were $3,758,574 comprised of $697,265 in professional fees, $183,326 in mineral property costs and $2,877,983 in general and administrative expenses.

Our total expenses decreased to $53,054 for the three months ended November 30, 2012 from $219,803 for the three months ended November 30, 2011 mainly due to lower general and administrative expenses. General and administrative expenses decreased to $35,546 in the current period from $171,697 in the prior period, primarily resulting from reduced due diligence expenses relating to potential acquisitions of mineral property interests in the current period. Professional fees decreased to $10,402 in the current period from $17,044 in the prior period due to decreased activity.

Net Loss

For the three months ended November 30, 2012, we recognized a net loss of $53,054, compared to $219,803 for the three months ended November 30, 2011.

Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2012. As of November 30, 2012, we had an accumulated deficit of $8, 869,027. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

Our total expenses decreased to $240,557 for the six months ended November 30, 2012 from $283,005 for the six months ended November 30, 2011 mainly due to lower general and administrative expenses. General and administrative expenses decreased to $202,297 in the current period from $216,887 in the prior period, primarily resulting from reduced due diligence expenses relating to potential acquisitions of mineral property interests in the current period. Professional fees decreased to $31,154 in the current period from $35,056 in the prior period due to decreased activity.

Net Loss

For the six months ended November 30, 2012, we recognized a net loss of $240,557, compared to $283,005 for the six months ended November 30, 2011.

Liquidity and Capital Resources

As of November 30, 2012, we had cash of $139,211, working capital of $188,554, total assets of $219,203, total liabilities of $28,125 and an accumulated deficit of $(8,869,027.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to November 30, 2012, financing activities provided cash of $5,599,397, primarily from the sale of our common stock and loans.

During the six months ended November 30, 2012, financing activities provided cash of $30,000 from the sale of our common stock, compared to $715,000 in the prior period.

Operating Activities

Operating activities used cash of $336,139 for the six months ended November 30, 2012, compared to $369,213 for the six months ended November 30, 2011. A decrease in accounts payable and accrued liabilities used cash of $87,667 in the six months ended November 30, 2012, compared to an increase in the same providing cash of $3,514 in the prior period. A decrease in advances used cash of $55,504 in the current period, compared to $Nil in the prior period. An increase in other receivables used cash of $1,413 in the current period, compared to a decrease in same providing cash of $1,357 in the prior period. An increase in prepaid expenses and other assets used cash of $100 in the current period, compared to $11,921 in the prior period. An increase in amounts due to/from related parties provided cash of $2,450 in the current period, compared to a decrease in the same using cash of $102,158 in the prior period.

Investing Activities

Investing activities used cash of $1,273 in the six months ended November 30, 2012 from the purchase of property and equipment, compared to $1,933 in the prior period.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year.

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at November 30, 2012, we had cash of $139,211 and working capital of $188,554 and will require significant financing to pursue our exploration plans.

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

Going Concern

Our consolidated financial statements for the period ended November 30, 2012 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2012, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended November 30, 2012, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Buckingham Exploration Inc.

/s/ Simon Eley
Date: January 14, 2013	Simon Eley
President and Chief Executive Officer