Form 10-Q
period 2013-02-28
Tierra Grande Resources Inc.
filed 2013-04-15
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ______________________

Commission file number 000-53462

TIERRA GRANDE RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

     Suite 440, 580 Hornby Street
Vancouver, British Columbia V6C 3B5, Canada

(Address of principal executive offices)

+61 8 9384 6835
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes[x]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [x]

As of April 15, 2013, the registrant’s outstanding common stock consisted of 78,769,712 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
February 28, 2013

Index

Consolidated Balance Sheets (Unaudited)	F–1
Consolidated Statements of Expenses (Unaudited)	F–2
Consolidated Statements of Cash Flows (Unaudited)	F–3
Notes to Consolidated (Unaudited) Financial Statements	F–4

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	February 28,	May 31,
	2013	2012
ASSETS
Current Assets
Cash	$82,921	$446,623
Other receivables	–	451
Subscription receivables	–	30,000
Advances – related party	64,592	10,000
Prepaid expense	10,000	10,000
Total Current Assets	157,513	497,074
Property and Equipment, net accumulated depreciation of $3,149 and $1,893, respectively	2,087	2,070
Website Development Costs	5,500	–
Total Assets	$165,100	$499,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,308	$110,564
Accounts payable – related parties	1,950	2,778
Accrued liabilities	–	240,625
Total Liabilities	14,258	353,967
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, None issued and outstanding	–	–
Common Stock, 300,000,000 shares authorized, $0.0001 par value 78,769,712 and 76,019,712 shares issued and outstanding, respectively	7,877	7,602
Additional Paid-in Capital	9,052,228	8,766,045
Deficit Accumulated During the Exploration Stage	(8,909,263)	(8,628,470)
Total Stockholders’ Equity	150,842	145,177
Total Liabilities and Stockholders’ Equity	$165,100	$499,144

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					Accumulated
	For the	For the	For the	For the	from April 4,
	Three Months	Three Months	Nine Months	Nine Months	2006
	Ended	Ended	Ended	Ended	(Date of Inception)
	February 28,	February 29,	February 28,	February 29,	to February 28,
	2013	2012	2013	2012	2013
Expenses
General and administrative	$32,466	$192,430	$234,763	$409,317	$2,910,449
Exploration mineral property costs	3,805	45,239	10,911	76,301	187,131
Professional fees	3,965	13,156	35,119	48,212	701,230
Total Expenses	40,236	250,825	280,793	533,830	3,798,810
Net Loss Before Other Expenses	(40,236)	(250,825)	(280,793)	(533,830)	(3,798,810)
Other Income (Expenses)
Interest income	–	–	–	–	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	–	–	–	–	(59,588)
Accretion of convertible debenture discount	–	–	–	–	(31,396)
Gain on disposal of property and equipment	–	–	–	–	7,277
Total Other Income (Expenses)	–	–	–	–	(79,964)
Net Loss From Continuing Operations	(40,236)	(250,825)	(280,793)	(533,830)	(3,878,774)
Results from discontinued operations	–	–	–	–	(5,030,489)
Net Loss	$(40,236)	$(250,825)	$(280,793)	$(533,830)	$(8,909,263)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted Average Shares Outstanding	78,770,000	71,394,000	78,266,000	64,206,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	Accumulated
	Nine Months	Nine Months	from April 4, 2006
	Ended	Ended	(Date of Inception)
	February 28,	February 29,	to February 28,
	2013	2012	2013
Operating Activities
Net loss	$(280,793)	$(533,830)	$(8,909,263)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Amortization	1,256	668	3,149
Shares issued for mineral property costs	–	22,500	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	45,833	65,000	718,953
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(98,256)	(17,848)	588,609
Advances	(54,592)	–	(54,592)
Other receivables	451	2,228	(2,288)
Prepaid expenses and other current assets	–	(19,967)	(21,043)
Due to related parties	(828)	(104,000)	(200,279)
Net Cash Used in Operating Activities	(386,929)	(585,249)	(3,261,125)
Investing Activities
Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(1,273)	(1,933)	(89,969)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496
Website development costs	(5,500)	–	(5,500)
Net Cash Used in Investing Activities	(6,773)	(1,933)	(2,255,351)
Financing Activities
Advances from related parties	–	–	196,671
Repayments to related parties	–	–	(59,026)
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	–	(73,362)
Proceeds from loans payable	–	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	–	715,000	5,278,352
Proceeds from common stock subscription	30,000	–	40,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by Financing Activities	30,000	715,000	5,599,397
(Decrease) Increase In Cash	(363,702)	127,818	82,921
Cash - Beginning of Period	446,623	64,753	–
Cash – End of Period	$82,921	$192,571	$82,921
Non-Cash Investing and Financing Activities:
Subscription receivable	$–	$–	$30,000
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for services	$240,625	$–	$412,625
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$–	$66,332
Issuance of stock for settlement of accrued interest	$–	$–	$477,661
Supplemental Disclosures:
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral properties. On March 1, 2013, the Company changed its name from Buckingham Exploration Inc. to Tierra Grande Resources Inc.

On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada.

On February 28, 2013, the Company acquired a 100% interest in Tierra Grande Resources, S.A.C. (“Tierra”), a company incorporated in Peru, in consideration for $10. Tierra does not currently have any assets, liabilities, or operations.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2013, the Company has working capital of $143,255 and an accumulated deficit of $8,909,263. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 28, 2013, the Company had $82,921 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2013, and the results of its operations and cash flows for the nine months ended February 28, 2013 and February 29, 2012. The results of operations for the nine months ended February 28, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited consolidated financial statements include the accounts of Tierra Grande Resources Inc. and its wholly owned subsidiaries 0887717 B.C. Ltd. and Tierra Grande Resources, S.A.C. All significant intercompany balances and transactions have been eliminated in the consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

4.	Related Party Transactions and Balances

a)	During the nine months ended February 28, 2013, the Company paid its former Chairman management fees in the amount of $32,000.

F-4

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

b)	Included in advances to related party at February 28, 2013 is $64,592 (May 31, 2012 - $10,000) due from a company owned by its former Chairman (interest free and due on demand).

c)	Included in accounts payable-related party at February 28, 2013, is $1,950 due to a company with common directors.

5.	Common Stock

On July 20, 2012, the Company issued an aggregate of 2,750,000 shares of common stock with a fair value of $286,458 to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012. The Company recognized expense of $240,625 for the period from January 1, 2012 through May 31, 2012 during prior year while the remaining $45,833 was expensed during the current period ended February 28, 2013.

6.	Share Purchase Warrants

A summary of the Company’s outstanding common share purchase warrants as at February 28, 2013 is presented below:

Number of Warrants	Exercise Price	Expiration Date
7,500,000	$ 0.10	February 11, 2014
17,500,000	$ 0.10	February 11, 2014
25,000,000

On January 14, 2013, the Company extended the exercise period of the 25,000,000 warrants expiring on February 11, 2013 to February 11, 2014. Due to the warrant holders having received their warrants from an investment in the company originally, the extension is not subject to ASC 718.

As at February 28, 2013, the aggregate intrinsic value of the common share purchase warrants was $0.

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

The Company leased premises, at the rate of $476 per month, located at Suite 418-831 Royal Gorge Blvd, Canon City, Colorado 81212, from where the Company oversaw its business activities. This agreement was effectively terminated in February 2013 and the Company now oversees its business activities from a location in Vancouver, Canada currently at no cost.

The Company pays $175 per year to a corporation in Nevada for acting as its resident agent in Nevada.

8.	Subsequent Events

a)

On March 1, 2013, the Company approved a 2012 Stock Incentive Plan. The plan allows the Company to grant stock options; restricted stock rights; restricted stock; performance shares; performance share units; and stock appreciation rights to employees, officers, directors and consultants. The total number of shares subject to all awards under the plan is 15,000,000 shares of common stock.

	b)	On March 1, 2013, the Company approved an increase in its number of authorized shares of common stock from 300,000,000 shares to 500,000,000 shares.

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

Presentation of Information

In April 2013, we completed a change of our corporate name from Buckingham Exploration Inc. to Tierra Grande Resources Inc.

As used in this quarterly report, the terms "we", "us", "our" and the “Company” mean Tierra Grande Resources Inc. and its subsidiaries, unless the context requires otherwise.

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

Our strategy is to identify, acquire and develop assets that present near term cash-flow opportunities with the emphasis on creating early cash flow to enable our company to consider other corporate opportunities.

We continue reviewing what we believe to be opportunities with potential in Peru, South America through our strategic alliance with ExploAndes S.A.C. (“ExploAndes”). ExploAndes is a leading firm of geology consultants and project logistics managers located in Peru assisting in the identification, assessment and development of projects in South America. ExploAndes has a proven track record of delivering professional services to the South American mining industry from mineral project review and assessment to project management.

We expect our strategic alliance with ExploAndes to lead to potential opportunities in South America in line with our strategy. In that regard, in February 2013, we acquired all of the outstanding shares of Tierra Grande Resources S.A.C., a Peruvian company, through which we plan to conduct operations in South America.

We have also entered a strategic alliance with Mining Plus Pty Ltd (“Mining Plus”), a leading firm of mining and geoscience consultants with offices in Australia, Canada and Peru, to assist in the identification, assessment and development of projects. We expect the alliance with Mining Plus to lead to other potential opportunities in line with our strategy. Via the strategic alliance with Mining Plus, we have ready access to over 50 seasoned mining industry professionals to assist in the potential development of projects.

In September 2012, Christopher Robin Relph resigned as a director and the Chairman and Chief Financial Officer of our company and we appointed Simon Eley, our current President and Chief Executive Officer, as interim Chief Financial Officer. In December 2012, we appointed Allister Blyth as our Chief Financial Officer. Mr. Blyth is a Certified Practicing Accountant in Australia with over 10 years of experience with both the public and private companies and specializes in financial management, reporting and strategic corporate planning.

In February 2013, we appointed Andrew Gasmier as a director of our company. Mr. Gasmier has extensive experience in the assessment, evaluation and feasibility of mineral projects throughout the globe.

In addition, in April 2013, we (i) completed our name change, (ii) increased the number of authorized shares of our common stock to 500 million shares, and (iii) adopted a stock incentive plan. See our Schedule 14C filed with the SEC on March 18, 2013 for more information relating to these corporate actions.

In line with our plans, we expect to appoint additional directors and officers to manage our growth going forward.

See our Annual Report on Form 10-K for the year ended May 31, 2012 for more information regarding our business.

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at February 28, 2013, we had cash of $82,921 and working capital of $143,255 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended February 28, 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2012 filed with the SEC.

Three Months Ended February 28, 2013 Compared to Three Months Ended February 28, 2012

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 28, 2013. As of February 28, 2013, we had an accumulated deficit of $8,909,263. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to February 28, 2013, our total expenses were $3,798,810 comprised of $701,230 in professional fees, $187,131 in mineral property costs and $2,910,449 in general and administrative expenses.

Our total expenses decreased to $40,236 for the three months ended February 28, 2013 from $250,825 for the three months ended February 28, 2012 mainly due to lower general and administrative expenses. General and administrative expenses decreased to $32,466 in the current period from $192,430 in the prior period, primarily resulting from reduced expenses relating to potential acquisitions of mineral property interests in the current period. In that regard, exploration mineral property costs decreased to $3,805 in the current period from $45,239 in the prior period and professional fees decreased to $3,965 in the current period from $13,156 in the prior period.

Net Loss

For the three months ended February 28, 2013, we recognized a net loss of $40,236, compared to $250,825 for the three months ended February 28, 2012.

Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 28, 2012

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 28, 2013. As of February 28, 2013, we had an accumulated deficit of $8,909,263. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

Our total expenses decreased to $280,793 for the nine months ended February 28, 2013 from $533,830 for the nine months ended February 28, 2012 mainly due to lower general and administrative expenses. General and administrative expenses decreased to $234,763 in the current period from $409,317 in the prior period, primarily resulting from reduced due diligence expenses relating to potential acquisitions of mineral property interests in the current period. In that regard, exploration mineral property costs decreased to $10,911 in the current period from $76,301 in the prior period and professional fees decreased to $35,119 in the current period from $48,212 in the prior period.

Net Loss

For the nine months ended February 28, 2013, we recognized a net loss of $280,793, compared to $533,830 for the nine months ended February 28, 2012.

Liquidity and Capital Resources

As of February 28, 2013, we had cash of $82,921, working capital of $143,255, total assets of $165,100, total liabilities of $14,258 and an accumulated deficit of $(8,909,263).

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to February 28, 2013, financing activities provided cash of $5,599,397, primarily from the sale of our common stock and loans.

During the nine months ended February 28, 2013, financing activities provided cash of $30,000 from the sale of our common stock, compared to $715,000 in the prior period.

Operating Activities

Operating activities used cash of $386,929 for the nine months ended February 28, 2013, compared to $585,249 for the nine months ended February 28, 2012. A decrease in accounts payable and accrued liabilities used cash of $98,256 in the nine months ended February 28, 2013, compared to $17,848 in the prior period. A decrease in advances used cash of $54,592 in the current period, compared to $Nil in the prior period. A decrease in other receivables provided cash of $451 in the current period, compared to $2,228 in the prior period. An increase in prepaid expenses and other assets used cash of $Nil in the current period, compared to $19,967 in the prior period. A decrease in amounts due to/from related parties used cash of $828 in the current period, compared to $104,000 in the prior period.

Investing Activities

Investing activities used cash of $6,773 in the nine months ended February 28, 2013 relating to the development of our web site and the purchase of property and equipment, compared to $1,933 in the prior period relating to the purchase of property and equipment.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at February 28, 2013, we had cash of $82,921 and working capital of $143,255 and will require significant financing to pursue our exploration plans.

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

Going Concern

Our consolidated financial statements for the period ended February 28, 2013 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of February 28, 2013, the following significant deficiencies were identified:

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

Changes in Internal Control

During the quarter ended February 28, 2013, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tierra Grande Resources Inc.

Date: April 15, 2013	/s/ Simon Eley
Simon Eley
President and Chief Executive Officer