Form 10-K
period 2013-05-31
Tierra Grande Resources Inc.
filed 2013-09-16
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53462

Tierra Grande Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

Cnr Stirling Hwy & Fairlight St.
Mosman Park, Western Australia 6012
Australia	+61 8 9384 6835
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including
Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [   ] No [X]

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

Large accelerated filer [   ]     Accelerated filer [   ]     Non-accelerated filer [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at November 30, 2012 was approximately $1,575,394

The number of shares of common stock of the registrant outstanding at September 13, 2013 was 78,769,712 shares.

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

Presentation of Information

As used in this annual report, the terms "we", "us", "our" and the “Company” mean Tierra Grande Resources Inc. and its subsidiaries, unless the context requires otherwise.

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

In July 2013, we entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru. The Buldibuyo Gold Project offers us the opportunity to deliver near term gold production and cash flow. It is our intention to acquire 100% of the gold project, which has produced high grade ore in the past. With support from our strategic relationships and personnel in Peru, we are currently engaged in due diligence to qualify future expectations and timelines.

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

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at May 31, 2013, we had cash of $39,983 and working capital of $36,400 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

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

In accordance with the provisions of the Dome Option Agreement, 0887717 paid $5,000 to Mr. Morrison on the date of the agreement, was required to incur not less than $10,000 in expenditures related to exploration and development on the Dome Property prior to September 30, 2010 (incurred) and was required to pay $1,000 to Mr. Morrison on or before November 30, 2010 (paid). Pursuant to the terms of the Dome Option Agreement, 0887717 granted to Mr. Morrison stock options (the “Stock Options”) to purchase up to 10% of its total issued and outstanding share capital at a total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the property. The Stock Options expired 36 months after the date of the Dome Option Agreement.

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

In December 2011, we extended the exercise period for our outstanding warrants to February 11, 2013. In January 2013, we further extended the exercise period for our outstanding warrants to February 11, 2014. All other terms of the warrants remain the same, including the exercise price of the warrants of $0.10 per share.

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

In April 2013, we (i) completed our name change to Tierra Grande Resources Inc. and our ticker symbol changed to “TGRI”, (ii) increased the number of authorized shares of our common stock to 500 million shares, and (iii) adopted a stock incentive plan. See our Schedule 14C filed with the SEC on March 18, 2013 for more information relating to these corporate actions.

In May 2013, we appointed Brad Evans as a director of our company. Mr Evans has been the General Manager of Mining Plus Pty Ltd., for the past five years and has more than 15 years of experience in the mining industry in a diverse range of roles, from production, planning and management of mine sites, to organizational leadership.

In June 2013, we appointed Mark Kalajzich as President and Chief Executive Officer of our company in place of Simon Eley. Mr. Eley was appointed as Chairman of our company. Mr. Kalajzich has held senior executive roles in the Telecommunications, Workforce Management and Finance sectors in Australia and Asia over the past decade, has substantial global resources and commodities experience in equity capital markets and has been heavily involved in the operation and listing of resource companies for the past 2 years.

In line with our plans, we expect to appoint additional directors and officers to manage our growth going forward.

Subsidiaries

We currently have two wholly-owned subsidiaries, 0887717 BC Ltd. which is incorporated under the laws of the Province of British Columbia, Canada, and Tierra Grande Resources SAC which is incorporated in Peru.

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

Intellectual Property

We currently do not own any intellectual property other than copyright in the contents of a website, www.buckingham.com.

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

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our head office is currently located at Cnr Stirling Hwy & Fairlight St., Mosman Park, Western Australia 6012 Australia from where we oversee our business activities. We currently do not pay any costs for use of these premises.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the OTC Bulletin Board (“OTCBB”) under the trading symbol “TGRI.OB”. Trading in stocks listed on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little or no connection to a company’s operations or business activities. We cannot assure you there will be a market for our common stock in the future.

The table below sets forth the high and low bid prices for our common stock on the OTCBB for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
June 1, 2013 – August 30, 2013	0.02	0.01
March 1, 2013 – May 31, 2013	0.04	0.01
December 1, 2012 – February 28, 2013	0.04	0.01
September 1, 2012 – November 30, 2012	0.05	0.02
June 1, 2012 – August 30, 2012	0.11	0.05
March 1, 2012 – May 31, 2012	0.15	0.11
December 1, 2011 – February 28, 2012	0.18	0.08
September 1, 2011 – November 30, 2011	0.15	0.08
June 1, 2011 – August 31, 2011	0.09	0.14

Holders

As of September 13, 2013, there were 209 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

We implemented two equity compensation plans in November 2007: a 2007 Stock Compensation Plan and 2007 Non-Qualified Stock Option Plan. Both plans have been terminated by our board in accordance with their terms.

In April 2013, we adopted a 2012 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term success of our company and the creation of stockholder value by encouraging the attraction and retention of qualified employees and non-employee directors, encouraging them to focus on critical long-range objectives of our company and linking their interests directly to stockholder interests through increased stock ownership. The Plan seeks to achieve this purpose by providing for various types of incentive awards to participants. We believe it is important to have flexibility to grant various types of equity awards to our employees so that we can react appropriately to the changing environment. No securities have been issued under the Plan to date.

The Plan shall be administered by our Board until the appointment of an appropriate committee (the “Committee”). The Committee has the discretion to determine the types and terms of awards made under the Plan. The Plan allows the Company to grant stock options; restricted stock rights; restricted stock; performance shares; performance share units; and stock appreciation rights to employees, officers, consultants to, and non-employee directors of, our company on the grant date of the award. The total number of shares subject to all awards under the Plan is fifteen million, subject to adjustment as provided in the Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. The maximum number of shares that may be granted to a participant in any year is three million. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the Plan.

The Plan may be amended, terminated or modified with shareholder approval to the extent required by applicable rules, other than for non-substantive amendments to the Plan. The Plan also sets out provisions relating to a change in control of the Company, the non-transferability of awards, the forfeiture and substitution of awards, as well as other provisions customary for plans of this type.

Federal Income Tax Consequences of Awards

The following summary is not intended to (and does not) constitute tax advice, is not intended to be exhaustive and, among other things, does not describe state, local or foreign tax consequences.

There will be no U.S. federal income tax consequences to the participant or us upon the grant of an option under the Plan. Upon exercise of an option that is not an incentive stock option, a participant generally will recognize ordinary income in an amount equal to (i) the fair market value, on the date of exercise, of the acquired shares, less (ii) the exercise price of the option. We will generally be entitled to a tax deduction in the same amount.

Upon the exercise of an incentive stock option, a participant recognizes no immediate taxable income. Income recognition is deferred until the participant sells the shares. If the option is exercised no later than three months after the termination of the participant’s employment, and the participant does not dispose of the shares acquired pursuant to the exercise of the option within two years from the date the option was granted and within one year after the exercise of the option, the gain on the sale will be treated as long-term capital gain. We are not entitled to any tax deduction with respect to the grant or exercise of incentive stock options, except that if the shares are not held for the full term of the holding period outlined above, the gain on the sale of such shares, being the lesser of: (i) the fair market value of the shares on the date of exercise minus the option price or (ii) the amount realized on disposition minus the exercise price, will be taxed to the participant as ordinary income and, we will generally be entitled to a deduction in the same amount. The excess of the fair market value of the shares acquired upon exercise of an incentive stock option over the exercise price therefor constitutes a tax preference item for purposes of computing the “alternative minimum tax” under the Code.

There will be no U.S. federal income tax consequences to either the participant or us upon the grant of a stock appreciation right (“SAR”). However, the participant generally will recognize ordinary income upon the exercise of an SAR in an amount equal to the aggregate amount of cash and the fair market value of the shares received upon exercise. We will generally be entitled to a deduction equal to the amount includible in the participant’s income.

Unless a participant makes a “Section 83(b) election” under the Code, there will be no U.S. federal income tax consequences to either the participant or us upon the grant of restricted stock until expiration of the restricted period and the satisfaction of any other conditions applicable to the restricted stock. At that time, the participant generally will recognize taxable income equal to the then fair market value for the shares. We will generally be entitled to a corresponding tax deduction.

There generally will be no U.S. federal income tax consequences to the participant or us upon the grant of performance awards (unless the participant makes a “Section 83(b) election” under the Code) or restricted stock units. Participants generally will recognize taxable income at the time when such awards are paid or settled in an amount equal to the aggregate amount of cash and the fair market value of shares acquired. We will generally be entitled to a tax deduction equal to the amount includible in the participant’s income.

The Plan is intended to provide for Awards that are exempt from, or comply with

Section 409A of the Code to the extent that such section would apply to any Award under the Plan. Section 409A of the Code governs the taxation of deferred compensation. Any participant that is granted an Award that is deemed to be deferred compensation, such as a grant of restricted stock rights or units that does not qualify for an exemption from Section 409A of the Code, and does not comply with Section 409A of the Code, could be subject to taxation on the Award as soon as the Award is no longer subject to a substantial risk of forfeiture (even if the Award is not exercisable) and an additional 20% excise tax (and a penalty based upon an amount of interest determined under Section 409A of the Code) on the value of the Award.

Importance of Consulting Tax Advisor

The information set forth above is a summary only and does not purport to be complete. In addition, the information is based upon current Federal income tax rules and therefore is subject to change when those rules change. Moreover, because the tax consequences to any recipient will depend on his or her particular situation, each recipient should consult his or her tax adviser as to the Federal, state, local, foreign and other tax consequences of the grant or exercise of an Award or the disposition of shares acquired as a result of an Award.

The foregoing summary of the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is attached as an exhibit to our Form 8-K filed April 11, 2013.

Equity Compensation Plan Information

	As of May 31, 2013
	Number of Common Shares Issued or to be Issued Under Equity Compensation Plans	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders
Equity compensation plans approved by shareholders	0	-	15,000,000
Total	0	-	15,000,000

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

In July 2013, we entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru. The Buldibuyo Gold Project offers us the opportunity to deliver near term gold production and cash flow. It is our intention to acquire 100% of the gold project, which has produced high grade ore in the past. With support from our strategic relationships and personnel in Peru, we are currently engaged in due diligence to qualify future expectations and timelines.

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

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at May 31, 2013, we had cash of $39,983 and working capital of $36,400 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to May 31, 2013. As of May 31, 2013, we had an accumulated deficit of $9,016,554. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are an exploration stage company.

Expenses

From April 4, 2006 (inception) to May 31, 2013, our total expenses were $3,906,101, comprised of $709,504 in professional fees, $187,131 in mineral property costs and $3,009,466 in general and administrative expenses.

Our total expenses decreased to $388,084 for the year ended May 31, 2013 from $1,028,220 for the year ended May 31, 2012, due to decreased business activities. General and administrative expenses decreased to $333,780 in fiscal 2013 from $824,834 in fiscal 2012 primarily due to reduced due diligence conducted on mineral properties. Mineral property costs decreased to $10,911 in fiscal 2013 from $154,689 in fiscal 2012 primarily due to decreased costs relating to the review of properties for acquisition. Professional fees decreased to $43,393 in fiscal 2013 from $48,697 in fiscal 2012 primarily due to reduced business activity.

Our net loss from continuing operations was $388,084 for the year ended May 31, 2013, compared to $1,028,220 for the prior period.

Net Loss

For the year ended May 31, 2013, we recognized a net loss of $388,084, compared to a net loss of $1,028,220 for the year ended May 31, 2012.

Liquidity and Capital Resources

As of May 31, 2013, we had cash of $39,983, working capital of $36,400, total current assets of $39,983, total liabilities of $3,583 and an accumulated deficit of $9,016,554.

We have funded our operations primarily through private placements of our common stock, as well as advances from related parties and loans. From April 4, 2006 (date of inception) to May 31, 2013, financing activities provided cash of $5,546,053, primarily from the sale of our common stock. During the fiscal year ended May 31, 2013, $23,344 was used in financing activities for advances made to a related party and payments received from related party, net and proceeds from the sale of common stock, compared to $1,116,777 provided by financing activities in the year ended May 31, 2012 from sales of our common stock.

Operating activities used cash of $376,523 for the year ended May 31, 2013, compared to $732,974 for the year ended May 31, 2012. A decrease in accounts payable and accrued liabilities used cash of $106,981 in the year ended May 31, 2013, compared to an increase in same providing cash of $323,281 in the prior year. A decrease in other receivables provided cash of $451 in the current year, compared to $2,978 in the prior year. A decrease in amounts due to related parties used cash of $2,778 in the current year, compared to $101,222 in the prior year. A decrease in prepaid expenses and other current assets provided cash of $10,000 in the current year, compared to an increase in same using cash of $18,451 in prior year.

Investing activities during the year ended May 31, 2013 used cash of $6,773 due to web site development costs and the purchase of property and equipment, compared to $1,993 in the prior year due to the purchase of property and equipment.

We expect that our total expenses will increase over the next year as we increase our business activities. We do not anticipate generating any revenues for the foreseeable future.

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at May 31, 2013, we had cash of $39,983 and working capital of $36,400 and will require significant financing to pursue our exploration plans.

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

Going Concern

Our financial statements for the period ended May 31, 2013 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
May 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tierra Grande Resources, Inc (Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Mosman Park, Australia

We have audited the accompanying consolidated balance sheets of Tierra Grande Resources, Inc (Formerly Buckingham Exploration Inc.) and its subsidiaries, an exploration stage company, (collectively, the “Company” ) as of May 31, 2013 and 2012, and the related consolidated statements of expenses, stockholders’ equity (deficit) and cash flows for the years then ended and the period from April 4, 2006 (inception) through May 31, 2013. The financial statements for the period from April 4, 2006 (inception) through May 31, 2010 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from April 4, 2006(inception) through May 31, 2010 include no revenue and an accumulated net loss of $7,321,429. Our opinion on the statements of expenses, stockholders’ deficit, and cash flows for the year then ended, in so far as it relates to amounts for prior periods through May 31, 2010 is based solely on the report of the other auditor. These financial statements are the responsibility of Tierra Grande Resources, Inc (Formerly Buckingham Exploration Inc.) management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Tierra Grande Resources, Inc (Formerly Buckingham Exploration Inc.) internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tierra Grande Resources, Inc (Formerly Buckingham Exploration Inc.) and its subsidiaries as of May 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended and the period from April 4, 2006 (inception) through May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 11, 2013

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	May 31,	May 31,
	2013	2012
ASSETS
Current Assets
Cash	$39,983	$446,623
Other receivables	–	451
Subscription receivable	–	30,000
Advances to related parties	–	10,000
Prepaid expense	–	10,000
Total Current Assets	39,983	497,074
Property and Equipment, net accumulated depreciation of $3,585 and $1,893, respectively	1,651	2,070
Website Development Costs, net amortization of $-0-	5,500	–
Total Assets	$47,134	$499,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,583	$110,564
Accounts payable – related parties	–	2,778
Accrued liabilities	–	240,625
Total Liabilities	3,583	353,967
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, None issued and outstanding	–	–
Common Stock, 500,000,000 shares authorized, $0.0001 par value 78,769,712 and 76,019,712 shares issued and outstanding, respectively	7,877	7,602
Additional Paid-in Capital	9,052,228	8,766,045
Deficit Accumulated During the Exploration Stage	(9,016,554)	(8,628,470)
Total Stockholders’ Equity	43,551	145,177
Total Liabilities and Stockholders’ Equity	$47,134	$499,144

The accompanying notes are an integral part of these consolidated financial statements

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statements of Expenses

			Accumulated
	For the	For the	from April 4,
	Year	Year	2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2013	2012	2013
Expenses
General and administrative	$333,780	$824,834	$3,009,466
Exploration mineral property costs	10,911	154,689	187,131
Professional fees	43,393	48,697	709,504
Total Expenses	388,084	1,028,220	3,906,101
Net Loss Before Other Expenses	(388,084)	(1,028,220)	(3,906,101)
Other Income (Expenses)
Interest income	–	–	2,276
Miscellaneous income	–	–	1,467
Interest expense	–	–	(59,588)
Accretion of convertible debenture discount	–	–	(31,396)
Gain on disposal of property and equipment	–	–	7,277
Total Other Income (Expenses)	–	–	(79,964)
Net Loss From Continuing Operations	(388,084)	(1,028,220)	(3,986,065)
Results from discontinued operations	–	–	(5,030,489)
Net Loss	$(388,084)	$(1,028,220)	$(9,016,554)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.02)
Weighted Average Shares Outstanding	78,393,000	66,379,000

The accompanying notes are an integral part of these consolidated financial statements

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the	For the	Accumulated
	Year	Year	from April 4, 2006
	Ended	Ended	(Date of Inception)
	May 31,	May 31,	to May 31,
	2013	2012	2013
Operating Activities
Net loss	$(388,084)	$(1,028,220)	$(9,016,554)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Depreciation and amortization	1,692	1,160	3,585
Shares issued for mineral property costs	–	22,500	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	45,833	65,000	718,953
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785
Bad debt expense	63,344	–	63,344
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(106,981)	323,281	579,884
Other receivables	451	2,978	(2,288)
Prepaid expenses and other current assets	10,000	(18,451)	(11,043)
Due to related parties	(2,778)	(101,222)	(202,229)
Net Cash Used in Operating Activities	(376,523)	(732,974)	(3,250,719)
Investing Activities
Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	(1,273)	(1,933)	(89,969)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496
Website development costs	(5,500)	–	(5,500)
Net Cash Used in Investing Activities	(6,773)	(1,933)	(2,255,351)
Financing Activities
Advances from related parties	–	–	196,671
Repayments to related parties	–	–	(59,026)
Advances to related party receivable	(63,344)	–	(63,344)
Proceeds from related party receivable	10,000	–	10,000
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	–	(73,362)
Proceeds from loans payable	–	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	–	1,116,777	5,278,352
Proceeds from common stock subscription	30,000	–	40,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by (Used in) Financing Activities	(23,344)	1,116,777	5,546,053
(Decrease) Increase In Cash	(406,640)	381,870	39,983
Cash - Beginning of Period	446,623	64,753	–
Cash – End of Period	$39,983	$446,623	$39,983
Non-Cash Investing and Financing Activities:

Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for prior period accrued services	$240,625	$–	$412,625
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$–	$66,332
Issuance of stock for settlement of accrued interest	$–	$–	$477,661
Supplemental Disclosures:
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Inception) to May 31, 2013

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
For the Period from April 4, 2006 (Inception) to May 31, 2013

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

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from April 4, 2006 (Inception) to May 31, 2013

					Deficit
					Accumulated
			Common	Additional	During the
	Common Stock		Stock	Paid-in	Exploration
	Shares	Par Value	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$
Balance – May 31, 2009	110,031	10	–	6,484,121	(7,062,250)	(578,119)
June 5, 2009 – issuance of common stock in lieu of interest at $4 per share	2,537	1	–	10,145	–	10,146
February 12, 2010 – issuance of common stock for mineral property at $4.40 per share	250	–	–	1,100	–	1,100
Gain on settlement of debt	–	–	–	453,987	–	453,987
Net loss for the year	–	–	–	–	(259,179)	(259,179)
Balance – May 31, 2010	112,818	11	–	6,949,353	(7,321,429)	(372,065)
August 20, 2010 – issuance of common stock in lieu of interest at $4 per share	5,918	1	–	23,673	–	23,674
December 16, 2010 - issuance of common shares for cash proceeds of $0.01 per share	15,000,000	1,500	–	148,500	–	150,000
February 10, 2011 - issuance of common shares for cash proceeds of $0.01 per share	35,000,000	3,500	–	346,500	–	350,000
February 25, 2011 - issuance of common shares for settlement of debt at $0.01 per share	540,000	54	–	5,346	–	5,400
April 5, 2011 - issuance of common shares for settlement of debt at $0.01 per share	1,000,000	100	–	9,900	–	10,000
April 18, 2011 - issuance of common shares for settlement of debt at $0.01 per share	5,093,200	509	–	50,423	–	50,932
Net loss for the year	–	–	–	–	(278,821)	(278,821)
Balance – May 31, 2011	56,751,936	5,675	–	7,533,695	(7,600,250)	(60,880)
September 30, 2011 – issuance of common shares for mineral property at $0.15 per share	150,000	15	–	22,485	–	22,500
October 12, 2011 – issuance of common shares for cash proceeds of $0.05 per share	14,300,000	1,430	–	713,570	–	715,000
January 25, 2012 – issuance of common shares for services at $0.13 per share	500,000	50	–	64,950	–	65,000
May 31, 2012 – issuance of common shares for services at $0.10 per share	4,017,776	402	–	401,375	–	401,777
Subscription receivable – issuance of common shares at $0.10 per share	300,000	30	–	29,970		30,000
Net loss for the year	–	–	–	–	(1,028,220)	(1,028,220)
Balance – May 31, 2012	76,019,712	7,602	–	8,766,045	(8,628,470)	145,177
July 20, 2012 – issuance of common shares for prior accrued services at $0.105 per share	2,291,667	229	–	240,396	–	240,625
July 20, 2012- issuance of common shares for services $0.10 per share	458,333	46	--	45,787	--	45,833
Net loss for the year	–	–	–	–	(388,084)	(388,084)
Balance – May 31, 2013	78,769,712	7,877	–	9,052,228	(9,016,554)	43,551

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Consolidated Financial Statements

1.	Nature of Operations and Continuance of Business

The Company was incorporated in the State of Nevada on April 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the acquisition and exploration of mineral properties. Effective April 10, 2013, the Company changed its name from Buckingham Exploration Inc. to Tierra Grande Resources Inc. On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada. On February 28, 2013, the Company acquired a 100% interest in Tierra Grande Resources, S.A.C. (“Tierra”), a company incorporated in Peru, in consideration for $10. Tierra does not currently have any assets, liabilities, nor operations.

2.	Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2013, the Company has working capital of $36,400 and an accumulated deficit of $9,016,554. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2013, the Company had $39,983 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

3.	Summary of Significant Accounting Policies

	(a)	Principles of consolidation

The consolidated financial statements include the accounts of Tierra Grande Resources Inc. and its wholly owned subsidiaries, 0887717 BC Ltd. and Tierra Grande Resources SAC. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany balances and transactions are eliminated upon consolidation.

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

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (continued)

	(d)	Property and Equipment

Property and equipment comprised of computer is recorded at cost and amortized over 3 years using the straight line method.

	(e)	Website development costs

Website development cost comprised of the development and rights of the Company website. All such assets are capitalized at their original cost and amortized over their estimated useful of 3 years. The website was placed into service during May 2013 and in the development stage. No amortization has been recognized as of May 31, 2013.

	(f)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. A total of 25,000,000 (2012 – 25,000,000) outstanding warrants have been excluded from the years ended May 31, 2013 and 2012 as they would be anti-dilutive.

	(g)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2013 and 2012 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. As at May 31, 2013 and 2012, the Company has not incurred any asset retirement obligations.

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (continued)

	(j)	Long-Lived Assets

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

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.
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

	(p)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

4.	Property and Equipment

			Net Book Value	Net Book Value
		Accumulated	May 31,	May 31,
	Cost	Amortization	2013	2012
	$	$	$	$

Computer	5,236	3,585	1,651	2,070

Depreciation expense totaled $1,692 and $1,160 for the years ended May 31, 2013, and 2012, respectively.

5.	Mineral Properties

a)

On August 23, 2010, 0887717 B.C. Ltd. a British Columbia company and wholly owned subsidiary of the Company, entered into an option agreement (the “Option Agreement”) with Murray Scott Morrison, pursuant to which the Company was granted the option to acquire a 100% interest in a mineral property located in the Greenwood Mining Division, British Columbia, Canada (the “Property”). In accordance with the provisions of the Option Agreement, the Company exercised its option by making a payment of $5,000 on the date of execution of the Option Agreement, incurring not less than $10,000 in expenditures related to exploration and development on the Property prior to September 30, 2010 and paying a sum of $1,000 before November 30, 2010. Pursuant to the terms of the Option Agreement, Mr. Morrison was granted a stock option to purchase up to 10% of the total issued and outstanding share capital of the Company at the total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the Property. The Stock Option expired after 36 months from the date of the Option Agreement.

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

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

6.	Related Party Transactions and Balances

	a)	The Company recognized bad debt of $63,344 because as of May 31, 2013 the Company is not certain of recoverability of the other receivable due from the former Chairman.

	b)	During the year ended May 31, 2013, the Company paid its former Chairman management fees in the amount of $32,000 (2012 - $96,000).

c)

On July 20, 2012, the Company issued an aggregate of 2,750,000 shares of common stock with a fair value of $286,458 to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012. See Footnote 7 for common stock.

d)

On September 1, 2011, the Company entered into a Domain Purchase Agreement with the former Chairman of the Company whereby the Company purchased a domain name entitled Buckingham.com in consideration for $10,000, which is accounted for as compensation expense.

e)

On January 25, 2012, the Company issued 500,000 shares of common stock with a fair value of $0.13 per share to a former director of the Company as a one-time incentive for joining the Company’s board of directors and other contributions to-date valued at $65,000

7.	Common Stock

Common stock issued during the year ended May 31, 2013:

a)

On July 20, 2012, the Company issued an aggregate of 2,750,000 shares of common stock with a fair value of $286,458 to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012. The Company recognized expense of $240,625 for the period from January 1, 2012 through May 31, 2012 during prior year while the remaining $45,833 was expensed during the current year ended May 31, 2013.

	b)	On March 1, 2013, the Company approved an increase in its number of authorized shares of common stock from 300,000,000 shares to 500,000,000 shares.

Common stock issued during the year ended May 31, 2012:

	a)	On September 30, 2011, the Company issued 150,000 shares of common stock with a fair value of $0.15 per share pursuant to a Property Purchase Agreement.

	b)	On October 12, 2011, the Company issued 14,300,000 shares of common stock at $0.05 per share for total proceeds of $715,000 through private placement offerings.

c)

On January 25, 2012, the Company issued 500,000 shares of common stock with a fair value of $0.13 per share to a former director of the Company as a one-time incentive for joining the Company’s board of directors and other contributions to-date valued at $65,000.

On May 31, 2012, the Company issued 4,217,776 shares of common stock at $0.10 per share for total proceeds of $431,778 through private placement offerings. Of the total proceeds, the Company received $30,000 subsequent to year-end, the Company has shown $30,000 as subscription receivable on the balance sheet for the year ended May 31, 2012

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

8.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

Weighted Average
	Warrants	Exercise Price
Outstanding at May 31, 2011	25,000,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2012	25,000,000	0.10
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at May 31, 2013	25,000,000	$0.10

A summary of the Company’s outstanding common share purchase warrants as at May 31, 2013, and 2012, is presented below:

Number of Warrants	Exercise Price	Expiration Date
7,500,000	$ 0.10	February 11, 2014
17,500,000	$ 0.10	February 11, 2014
25,000,000

On January 14, 2013, the Company extended the exercise period of the 25,000,000 warrants expiring on February 11, 2013 to February 11, 2014. The warrants extended are investor warrants; thus, under ASC 718-10- 15 these are not employee services or non employee services and would be scoped out of ASC 718 and ASC 505 and therefore no accounting is required for the modification.

As at May 31, 2013, the intrinsic value of the common share purchase warrants was $0.

9.	Stock Options

On March 1, 2013, the Company approved a 2012 Stock Incentive Plan. The plan allows the Company to grant stock options; restricted stock rights; restricted stock; performance shares; performance share units; and stock appreciation rights to employees, officers, directors and consultants. The total number of shares subject to all awards under the plan is 15,000,000 shares of common stock.

10.	Commitments

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

The Company leased premises, at the rate of $476 per month, located at Suite 418-831 Royal Gorge Blvd, Canon City, Colorado 81212, from where the Company oversaw its business activities. This agreement was effectively terminated in February 2013 and the Company now oversees its business activities from a location in Western Australia currently at no cost.

The Company pays $175 per year to a corporation in Nevada for acting as its resident agent in Nevada.

11.	Income Taxes

The Company has a net operating loss carryforward of $3,789,797 available to offset taxable income in future years which commence expiring in fiscal 2029.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

Tierra Grande Resources Inc.
(Formerly Buckingham Exploration Inc.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

	May 31,	May 31,
	2013	2012
	$	$
Income tax recovery at statutory rate	(135,829)	(359,877)
Non-deductible expenses	16,042	30,625
Change in valuation allowance	119,787	329,552

Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2013, and 2012, are as follows:

	May 31,	May 31,
	2013	2012
	$	$

Net operating loss carryforward	1,326,430	1,206,141
Valuation allowance	(1,326,430)	(1,206,141)

Net deferred income tax asset	–	–

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2013 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2012, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

1.	Lack of proper segregation of duties due to limited personnel.

2.	Lack of a formal review process that includes multiple levels of review, resulting in an adjustment to related party other receivable

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

MaloneBailey LLP, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2013 pursuant to rules of the SEC.

Changes in Internal Control

During the quarter ended May 31, 2013, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not Applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Management and Directors

Our current directors and executive officers are as follows. We plan to appoint additional directors and officers to manage our business going forward.

Name	Age	Position
Simon Eley	40	Director and Chairman
Mark Kalajzich	32	President and Chief Executive Officer
Allister Blyth	31	Chief Financial Officer
Andrew Gasmier	40	Director
Brad Evans	37	Director

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

Simon Eley, Chairman and Director

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

Mark Kalajzich, President and Chief Executive Officer

Mr. Kalajzich has been our President and Chief Executive Officer since June 20, 2013. Mr. Kalajzich has held senior executive roles in the Telecommunications, Workforce Management and Retail sectors in Australia and Asia. He also has significant experience in Equity Capital Markets and Stock Broking with a fundamental focus of Global Resources and Commodities. He has been heavily involved in the operation and listing of resource companies and for the past 2 years, and has successfully foundered and held Executive Director roles in a number of successful start-up entities. Mr. Kalajzich continues to hold a Directors role in the Private Venture Capital and Greenfields Investment Company, Chapman Valley Capital. Throughout these positions, he has traditionally focused on the creation of corporate structures, the execution of capital management strategies and driven change through management outcomes.

Allister Blyth, Chief Financial Officer

Mr. Blyth has been Chief Financial Officer since December 3, 2012. Mr. Blyth is a Certified Practicing Accountant in Australia with over 10 years of experience with both the public and private companies and specializes in financial management, reporting and strategic corporate planning. He has held financial controller and senior management positions with companies across various industries including mining exploration and development, and has been responsible for reporting compliance for various companies. Mr. Blyth has also actively participated in establishing a start-up exploration company in Australia. Mr. Blyth is a partner at Blyth Partners, a distinguished public accounting and business advisory firm based in Subiaco, Western Australia.

Andrew Gasmier, Director

Mr. Gasmier is a West Australian School of Mines educated Mining Engineer with over 16 years’ experience in both underground and open pit operations. He has extensive experience in the assessment, evaluation and feasibility of mineral projects in Africa, Australia, Laos and Russia. Mr. Gasmier has held General Management roles in operations in Queensland and Western Australia, and in the past five years Mr. Gasmier has held senior positions for Metals X, Monarch Gold, AngloGold Ashanti and Mining Plus. Mr. Gasmier is a current member of AusIMM, holds First Class Mine Managers Certificate of Competency and holds a West Australian Underground Supervisor’s Certificate of Competency.

Brad Evans, Director

Mr. Evans has been the General Manager of Mining Plus Pty. Ltd. for the past five years and has more than 15 years of experience in the mining industry in a diverse range of roles, from production, planning and management of mine sites, to organizational leadership. He has led the growth in Mining Plus from 10 to 70 employees with five offices around the world. Mr. Evans has a Bachelor of Engineering (Mining) degree from the University of Ballarat in Australia and holds a Mine Managers Certificates of Competency in Western Australia and New South Wales.

Significant Employees

Other than our officers, there are no other individuals that make a significant contribution to our business.

Family Relationships

There are no family relationships among our directors and officers.

Other Directorships

None of our directors or proposed directors currently hold, or within the past five years have held, directorships in companies with a class of securities registered pursuant to Section 12 of the Exchange Act or that are subject to the requirements of Section 15(d) of such Act.

Involvement in Certain Legal Proceedings

We are not a party to any material legal proceedings. In addition, to our knowledge, no director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries in any material legal proceeding.

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

Corporate Governance

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the NYSE MKT Marketplace Rules.

Under these rules, a director or proposed direrctor is not considered to be independent if he or she also is an executive officer or employee of the Company or has loaned funds to us within the past two years. As a result, Mr. Eley and Mr. Kalajzich would not be considered independent because each serves as an officer of our company. Our other directors or proposed directors, Mr. Gasmier, Mr. Evans, Mr. Cardozo and Mr. Ferrero, would be considered independent under these rules.

Board of Directors’ Meetings

During the fiscal year ended March 31, 2013, our board of directors did not formally meet. Our board conducted all business and approved all corporate actions during the fiscal year ended March 31, 2013 by the unanimous written consent of its members in the absence of formal board meetings.

Committees of the Board of Directors

As our common stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to have board committees.

We currently have an audit committee comprised of our current directors and Allister Blyth, our CFO. Mr. Blyth is considered a “financial expert” under applicable rules. The purpose of the Audit Committee is, among other things, to assist the board in its oversight of the integrity of our financial statements and other relevant public disclosures, our compliance with legal and regulatory requirements relating to financial reporting, the external auditors' qualifications and independence and the performance of the internal audit function and the external auditors.

Due to our small size and limited operations to date, we do not presently have a nominating committee, compensation committee or other committee performing similar functions. We have not adopted any procedures by which security holders may recommend nominees to our board, and we do not have a diversity policy.

Code of Ethics

Due to our small size and limited operations to date, we have not adopted a formal code of ethics. Our Board has found that the fiduciary duties placed on individual directors by applicable legislation and the restrictions placed by applicable legislation on an individual director's participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of our company.

Board Leadership Structure and Role on Risk Oversight

At present, we have determined our current leadership structure, comprised of our directors and officers, is appropriate due to our small size and limited operations and resources.

We have no policy requiring the combination or separation of the Principal Executive Officer and Chairman roles and our governing documents do not mandate a particular structure. Our directors recognize that the leadership structure and the combination or separation of these leadership roles is driven by our needs at any point in time.

Our directors are involved in the general oversight of risks that could affect our business and they will continue to evaluate our leadership structure and modify such structure as appropriate based on our size, resources and operations.

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to us at PO Box 116, West Perth 6872, Western Australia, Australia, Attention: President.

Other Information

We are required to file periodic reports, proxy statements and other information with the SEC. You may read and copy this information at the Public Reference Room of the SEC, 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain a copy of these reports by accessing the SEC’s website at http://www.sec.gov. You may also send communications to our board of directors at Tierra Grande Resources Inc., PO Box 116, West Perth 6872, Western Australia, Australia, Attention: President.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on information provided to us, all such reports have been filed under Section 16(a) of the Securities Exchange Act of 1934 in a timely manner since the filing of our annual report on Form 10-K for the year ended May 31, 2012, except that Allister Blyth and Brad Evans were late in filing a Form 3, and Andrew Gasmier was late in filing a Form 3 and Form 4.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth, as of May 31, 2013, the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
C. Robin	2013	$32,000	0	0	0	0	0	0	$32,000
Relph (1)	2012	$96,000	0	0	0	0	0	0	$96,000
Simon	2013	0	0	0	0	0	0	0	0
Eley(1)	2012	$56,000	0	0	0	0	0	0	$56,000

(1)

Christopher Robin Relph was our President, Chief Executive Officer and Chief Financial Officer during the year ended May 31, 2011 and until September 2011, when Simon Eley was appointed our President and Chief Executive Officer in place of Mr. Relph, who was appointed our Chairman and remained as Chief Financial Officer. Mr. Eley replaced Mr. Relph as Chief Financial Officer in September 2012 upon the resignation of Mr. Relph as a director and officer of our company.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the years ended May 31, 2012 or 2013. Our directors and officers do not own any stock options or other similar securities of our company, except that Mr. Relph (a director and officer until September 2012) holds warrants to acquire up to two million shares at a price of $0.10 per share expiring February 11, 2013. See “Security Ownership of Certain Beneficial Owners and Management”.

Management Agreements

We had agreed to pay Robin Relph, an officer and director until September 2012, CDN$8,000 for his services. Mr. Relph resigned as a director and officer of our company in September 2012.

Compensation upon Change of Control

As of May 31, 2013, we had no pension plans or compensatory plans or other arrangements, which provide compensation in the event of the termination of directors, officers or employees or a change in control of our company.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans pursuant to which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation of Directors

We did not pay director's fees or other cash compensation to our directors for services rendered as directors in the year ended May 31, 2012 or 2013. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of the Record Date, of our common stock by each of our directors, director nominees and executive officers, by all of our executive officers, directors and director nominees as a group and by each person known to us to be the beneficial owner of more than 5% of any class of our securities. As of the Record Date, there were 78,769,712 shares of our common stock issued and outstanding. All persons named have sole voting and investment power with respect to the securities held by them, except as otherwise noted. The number of securities described below includes shares which the beneficial owner has the right to acquire within 60 days of the date of this Information Statement.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Simon Eley	1,850,000(1)	2.3%
Common Stock	Andrew Gasmier	1,000,000	1.3%
Common Stock	Brad Evans	150,000(2)	0.2%
Common Stock	Mark Kalajzich	0	0%
Common Stock	Miguel Cardozo	0	0%
Common Stock	Eduardo Ferrero	0	0%
All Officers, Directors and Director Nominees as a Group		3,000,000(1)(2)	3.8%

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Christopher Robin Relph	6,805,208(3)	8.4%
Common Stock	Aviador Corporation Pty. Ltd.	22,500,000(4)	26.1%
Common Stock	BC & N Pollard ATF Geovet Family Trust	5,400,000(5)	6.7%
Common Stock	Six Fingers Pty Ltd.	8,160,000(6)	10.1%
Common Stock	Smart Train Australian Pty Ltd.	5,400,000(7)	6.7%
Common Stock	Resmin Pty Ltd.	4,500,000(8)	5.6%

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

(2)

These shares are held by CLM Resources Pty. Ltd. Mr. Evans is a director and officer of CLM Resources and disclaims beneficial ownership of these securities as investment and voting control over these securities rests with the board of directors of CLM Resources. The shareholder of CLM Resources is Kylie Evans (wife of Brad Evans).

(3)	Mr. Relph resigned as a director and officer in September 2012. Represents 4,805,208 shares of common stock and warrants to acquire 2,000,000 shares of common stock of the Company held by Mr. Relph.
(4)

Represents 15,000,000 shares of common stock and warrants to acquire 7,500,000 shares of common stock of the Company. The shareholders of Aviador are: (i) Six Fingers Pty Ltd ATF Six Fingers Discretionary Trust (of which the shareholder is Six Fingers Pty Ltd, and the shareholders of Six Fingers Pty Ltd are Benjamin Auld and Alison Auld), (ii) Benjamin Craig Pollard & Neeta Pollard ATF Geovet Family Trust (of which the trustees and beneficiaries are Benjamin Craig Pollard & Neeta Pollard), (iii) Allister Leon Blyth ATF Gabal Trust (of which the trustee and beneficiary is Allister Blyth), (iv) Resmin Pty Ltd ATF SPE Investment Trust (of which the trustee and beneficiary is Simon Eley), (v) Smart Train Australia Pty Ltd ATF Byrne Family Trust (of which the trustees and beneficiaries are Tobias Byrne and Bianca Byrne), and (vi) Richard Paul Pappas ATF Pappas Family Trust (of which the trustee and beneficiary is Richard Paul Pappas).

(5)

Represents 3,600,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company. The trustees and beneficiaries of the trust are Benjamin Craig Pollard & Neeta Pollard.

(6)	Represents 6,360,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company. The shareholders of Six Fingers Pty Ltd. are Benjamin Auld and Alison Auld.
(7)

Represents 3,600,000 shares of common stock and warrants to acquire 1,800,000 shares of common stock of the Company. The shareholder of Smart Train is Smart Train Australia Pty Ltd ATF Byrne Family Trust (of which the trustees and beneficiaries are Tobias Byrne and Bianca Byrne).

(8)	Represents 3,000,000 shares of common stock and warrants to acquire 1,500,000 shares of common stock of the Company. The shareholder of Resmin is Simon Eley.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended May 31, 2013 and 2012, we incurred management fees of $32,000 and $96,000, respectively, to Christopher Robin Relph, the former Chairman of the Company. On September 1, 2011, we entered into a Domain Purchase Agreement with Mr. Relph whereby we purchased the domain name Buckingham.com in consideration for $10,000.

As of May 31, 2013, we recognized bad debt of $63,344 due to the uncertainty of recoverability of a receivable due from Mr. Relph.

On January 25, 2012, we issued 500,000 shares of common stock to a former director of the Company as a one-time incentive for joining the Company’s board of directors and other contributions to-date.

On July 20, 2012, we issued an aggregate of 2,750,000 shares of common stock to certain directors, officers and employees as compensation for services rendered from January 1, 2012 to June 30, 2012 to conserve capital.

Other than as described above, since the beginning of our last fiscal year, we have not entered into any transactions, and there are no currently proposed transactions, with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

While we do not have any special committee, policy or procedure related to the review, approval or ratification of transactions with related persons, our board of directors reviews all such transactions.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Malone Bailey LLP, for the audit of our annual financial statements for the years ended May 31, 2012 and 2013 and any other fees billed for other services rendered by Malone Bailey LLP during these periods.

	Year Ended May 31, 2012	Year Ended May 31, 2013

Audit fees	$25,920	$18,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$25,920	$18,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules

None.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation(2)
3.3	Bylaws(2)
4.1	2012 Stock Incentive Plan (3)
10.1	Property Purchase Agreement with Jason McLaughlin dated September 30, 2011(4)
10.2	Domain Purchase Agreement with Christopher Robin Relph dated September 22, 2011(5)
10.3	Debt Conversion Agreements with various investors (6)
10.4	Option Agreement between 0887717 B.C. Ltd. and Mr. M. S. Morrison dated August 23, 2010 (7)
16.1	Letter Re: Change in Certifying Accountant(8)
21.1	Subsidiaries of the Registrant – 0887717 B.C. Ltd. (100%) and Tierra Grande Resources SAC (100%).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter dated September 25, 2009 (9)

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.
(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.
(3)	Included as an exhibit with our Form 8-K filed April 11, 2013.
(4)	Included as an exhibit with our Form 8-K filed October 3, 2011.
(5)	Included as an exhibit with our Form 8-K filed September 23, 2011.
(6)	Included as an exhibit with our Form 8-K filed June 2, 2011.
(7)	Included as an exhibit with our Form 8-K filed August 26, 2010.
(8)	Included as an exhibit with our Form 8-K filed on October 26, 2010.
(9)	Included as an exhibit with our Form 10-Q filed on January 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TIERRA GRANDE RESOURCES INC.

Date: September 13, 2013	By:	/s/ Mark Kalajzich
Mark Kalajzich
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Simon Eley	Director and Chairman	September 13, 2013
Simon Eley

President and Chief Executive
/s/ Mark Kalajzich	Officer	September 13, 2013
Mark Kalajzich

/s/ Allister Blyth	Chief Financial Officer	September 13, 2013
Allister Blyth

/s/ Andrew Gasmier	Director	September 13, 2013
Andrew Gasmier

/s/ Brad Evans	Director	September 13, 2013
Brad Evans