Form 10-Q
period 2013-08-31
Tierra Grande Resources Inc.
filed 2013-10-15
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Yes [   ]      No [X]

As of October 15, 2013, the registrant’s outstanding common stock consisted of 78,769,712 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Tierra Grande Resources Inc.
(An Exploration Stage Company)
August 31, 2013

Index

Consolidated Balance Sheets (Unaudited)	F–1
Consolidated Statements of Expenses (Unaudited)	F–2
Consolidated Statements of Cash Flows (Unaudited)	F–3
Notes to Consolidated (Unaudited) Financial Statements	F–4

Tierra Grande Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	August 31,	May 31,
	2013	2013
ASSETS
Current Assets
Cash	$23,398	$39,983
Total Current Assets	23,398	39,983
Property and Equipment, net accumulated depreciation of $3,796 and $3,585, respectively	1,440	1,651
Website Development Costs, net accumulated amortization of $0	5,500	5,500
Total Assets	$30,338	$47,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,999	$3,583
Accrued liabilities	2,847	–
Total Liabilities	12,846	3,583
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–
Common Stock, 500,000,000 shares authorized, $0.0001 par value
78,769,712 shares issued and outstanding	7,877	7,877
Additional Paid-in Capital	9,052,228	9,052,228
Deficit Accumulated During the Exploration Stage	(9,042,613)	(9,016,554)
Total Stockholders’ Equity	17,492	43,551
Total Liabilities and Stockholders’ Equity	$30,338	$47,134

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses
(Unaudited)

			Accumulated
	For the	For the	from April 4,
	Three Months	Three Months	2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2013	2012	2013
Expenses
General and administrative	$20,623	$166,751	$3,030,089
Exploration mineral property costs	–	–	187,131
Professional fees	5,436	20,752	714,940
Total Expenses	26,059	187,503	3,932,160
Net Loss Before Other Expenses	(26,059)	(187,503)	(3,932,160)
Other Income (Expenses)
Interest income	–	–	2,276
Miscellaneous income	–	–	1,467
Interest expense	–	–	(59,588)
Accretion of convertible debenture discount	–	–	(31,396)
Gain on disposal of property and equipment	–	–	7,277
Total Other Income (Expenses)	–	–	(79,964)
Net Loss From Continuing Operations	(26,059)	(187,503)	(4,012,124)
Results from discontinued operations	–	–	(5,030,489)
Net Loss	$(26,059)	$(187,503)	$(9,042,613)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	78,769,712	77,275,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the	Accumulated
	Three Months	Three Months	from April 4, 2006
	Ended	Ended	(Date of Inception)
	August 31,	August 31,	to August 31,
	2013	2012	2013
Operating Activities
Net loss	$(26,059)	$(187,503)	$(9,042,613)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Depreciation and amortization	211	383	3,796
Shares issued for mineral property costs	–	–	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Stock-based compensation	–	45,833	718,953
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785
Bad debt expense	–	–	63,344
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	9,263	(74,572)	589,147
Other receivables	–	(217)	(2,288)
Prepaid expenses and other current assets	–	–	(11,043)
Due to related parties	–	(40,640)	(202,229)
Net Cash Used in Operating Activities	(16,585)	(256,716)	(3,267,304)
Investing Activities
Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	(1,273)	(89,969)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496
Website development costs	–	–	(5,500)
Net Cash Used in Investing Activities	–	(1,273)	(2,255,351)
Financing Activities
Advances from related parties	–	–	196,671
Repayments to related parties	–	–	(59,026)
Advances to related party receivable	–	–	(63,344)
Proceeds from related party receivable	–	–	10,000
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	–	(73,362)
Proceeds from loans payable	–	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	–	–	5,278,352
Proceeds from common stock subscription	–	30,000	40,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by Financing Activities	–	30,000	5,546,053
(Decrease) Increase In Cash	(16,585)	(227,989)	23,398
Cash - Beginning of Period	39,983	446,623	–
Cash – End of Period	$23,398	$218,634	$23,398
Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finder’s fee	$–	$–	$100,000
Common stock issued for prior period accrued services	$–	$240,625	$412,625
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$–	$66,332
Issuance of stock for settlement of accrued interest	$–	$–	$477,661
Supplemental Disclosures:
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2013, the Company has working capital of $10,552 and an accumulated deficit of $9,042,613. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2013, the Company had $23,398 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

3.	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended May 31, 2013, included in the Company’s Annual Report on Form 10-K filed on September 16, 2013 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2013, and the results of its operations and cash flows for the three months ended August 31, 2013 and 2012. The results of operations for the three months ended August 31, 2013, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

See our Annual Report on Form 10-K for the year ended May 31, 2013 for more information regarding our business.

Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As of August 31, 2013, we had cash of $23,398 and working capital of $10,552 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2013 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2013 filed with the SEC.

Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to August 31, 2013. As of August 31, 2013, we had an accumulated deficit of $9,042,613. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to August 31, 2013, our total expenses were $3,932,160 comprised of $714,940 in professional fees, $187,131 in mineral property costs and $3,030,089 in general and administrative expenses.

Our total expenses decreased to $26,059 for the three months ended August 31, 2013 from $187,503 for the three months ended August 31, 2012 mainly due to lower general and administrative expenses. General and administrative expenses decreased to $20,623 in the current period from $166,751 in the prior period, primarily resulting from reduced expenses relating to potential acquisitions of mineral property interests in the current period. In that regard, professional fees for the three months ended August 31, 2013 decreased to $5,436 from $20,752 in the prior period.

Net Loss

For the three months ended August 31, 2013, we recognized a net loss of $26,059, compared to $187,503 for the three months ended August 31, 2012.

Liquidity and Capital Resources

As of August 31, 2013, we had cash of $23,398, working capital of $10,552, total assets of $30,338, total liabilities of $12,846 and an accumulated deficit of $9,042,613.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to August 31, 2013, financing activities provided cash of $5,546,053, primarily from the sale of our common stock and loans.

During the three months ended August 31, 2013, financing activities provided cash of $0, compared to $30,000 in the prior period from the sale of our common stock.

Operating Activities

Operating activities used cash of $16,585 for the three months ended August 31, 2013, compared to $256,716 for the three months ended August 31, 2012. An increase in accounts payable and accrued liabilities provided cash of $9,263 in the three months ended August 31, 2013, compared to a decrease in same using cash of $74,572 in the prior period. An increase in other receivables used cash of $0 in the current period, compared to $217 in the prior period. A decrease in amounts due to/from related parties used cash of $0 in the current period, compared to $40,640 in the prior period.

Investing Activities

Investing activities used cash of $0 in the three months ended August 31, 2013, compared to $1,273 in the prior period relating to the purchase of property and equipment.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to continue to seek out, acquire, explore and potentially develop projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at August 31, 2013, we had cash of $23,398 and working capital of $10,552 and will require significant financing to pursue our exploration plans.

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

Going Concern

Our consolidated financial statements for the period ended August 31, 2013 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2013, the following deficiencies were identified:

1. Lack of proper segregation of duties due to limited personnel.

2. Lack of a formal review process that includes multiple levels of review, resulting in adjustments related to related party other receivable.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s disclosure controls or internal controls.

Changes in Internal Control

During the quarter ended August 31, 2013, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tierra Grande Resources Inc.

/s/ Mark Kalajzich
Date: October 15, 2013	Mark Kalajzich
President