Form 10-Q
period 2014-02-28
Tierra Grande Resources Inc.
filed 2014-04-17
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes [ x ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [ x ]

As of April 17, 2014, the registrant’s outstanding common stock consisted of 95,769,712 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Tierra Grande Resources Inc.
(An Exploration Stage Company)
February 28, 2014

Tierra Grande Resources Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	February 28,	May 31,
	2014	2013
ASSETS
Current Assets
Cash	$61,241	$39,983
Total Current Assets	61,241	39,983
Property and Equipment, net accumulated depreciation of $4,330 and $3,585, respectively	906	1,651
Website Development Costs, net accumulated amortization of $0	–	5,500
Total Assets	$62,147	$47,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,605	$3,583
Total Liabilities	11,605	3,583
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, None issued and outstanding	–	–
Common Stock, 500,000,000 shares authorized, $0.0001 par value 95,769,712 shares and 78,269,712 shares issued and outstanding, respectively	9,577	7,877
Additional Paid-in Capital	9,220,528	9,052,228

Deficit Accumulated During the Exploration Stage	(9,179,563)	(9,016,554)
Total Stockholders’ Equity	50,542	43,551
Total Liabilities and Stockholders’ Equity	$62,147	$47,134

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Expenses
(Unaudited)

					Accumulated
					from April 4,
	For the	For the	For the	For the	2006
	Three Months	Three Months	Nine Months	Nine Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014

Expenses

General and administrative	$5,194	$32,466	$36,643	$234,763	$3,046,109
Exploration mineral property costs	–	3,805	65,009	10,911	252,140
Professional fees	32,005	3,965	55,857	35,119	765,361

Total Expenses	37,199	40,236	157,509	280,793	4,063,610

Net Loss Before Other Expenses	(37,199)	(40,236)	(157,509)	(280,793)	(4,063,610)

Other Income (Expenses)

Interest income	–	–	–	–	2,276
Miscellaneous income	–	–	–	–	1,467
Interest expense	–	–	–	–	(59,588)
Accretion of convertible debenture discount	–	–	–	–	(31,396)
Gain on disposal of property and equipment	–	–	–	–	7,277
Impairment of website development costs	(5,500)	–	(5,500)	–	(5,500)

Total Other Income (Expenses)	(5,500)	–	(5,500)	–	(85,464)

Net Loss From Continuing Operations	(42,699)	(40,236)	(163,009)	(280,793)	(4,149,074)

Results from discontinued operations	–	–	–	–	(5,030,489)

Net Loss	$(42,699)	$(40,236)	$(163,009)	$(280,793)	$(9,179,563)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	92,936,000	78,770,000	86,707,000	78,266,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows			Accumulated
(Unaudited)	For the	For the	from April 4, 2006
	Nine Months	Nine Months	(Date of
	Ended	Ended	Inception) to
	February 28,	February 28,	February 28,
	2014	2013	2014
Operating Activities
Net loss	$(163,009)	$(280,793)	$(9,179,563)
Adjustments to reconcile net loss to net cash used in operating activities
Accretion of convertible debenture discount	–	–	31,396
Depreciation and amortization	745	1,256	4,330
Shares issued for mineral property costs	–	–	2,323,600
Impairment of mineral property costs	–	–	2,230,125
Impairment of website development costs	5,500	–	5,500
Stock-based compensation	–	45,833	718,953
Gain on disposal of property and equipment	–	–	(7,277)
Loss from discontinued operations	–	–	37,785
Bad debt expense	–	–	63,344
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	8,022	(98,256)	587,906
Advances	–	(54,592)	–
Other receivables	–	451	(2,288)
Prepaid expenses and other current assets	–	–	(11,043)
Due to related parties	–	(828)	(202,229)
Net Cash Used in Operating Activities	(148,742)	(386,929)	(3,399,461)
Investing Activities
Acquisition of mineral properties	–	–	(2,230,125)
Acquisition of property and equipment	–	(1,273)	(89,969)
Proceeds from disposition of subsidiaries	–	–	32,970
Proceeds from disposal of property and equipment	–	–	24,777
Proceeds from disposal of property and equipment in discontinued operations	–	–	12,496
Website development costs	–	(5,500)	(5,500)
Net Cash Used in Investing Activities	–	(6,773)	(2,255,351)
Financing Activities
Advances from related parties	–	–	196,671
Repayments to related parties	–	–	(59,026)
Advances to related party receivable	–	–	(63,344)
Proceeds from related party receivable	–	–	10,000
Proceeds from notes payable	–	–	61,694
Repayment of note payable	–	–	(73,362)
Proceeds from loans payable	–	–	387,218
Repayment of loans payable	–	–	(25,000)
Proceeds from the issuance of common stock	170,000	–	5,448,352
Proceeds from common stock subscription	-	30,000	40,350
Share issuance costs	–	–	(207,500)
Net Cash Provided by Financing Activities	170,000	30,000	5,716,053
Increase (Decrease) In Cash	21,258	(363,702)	61,241
Cash - Beginning of Period	39,983	446,623	–
Cash – End of Period	$61,241	$82,921	$61,241

Non-Cash Investing and Financing Activities:
Convertible debt issued to settle loans payable	$–	$–	$350,000
Convertible debt issued to settle related party advances	$–	$–	$150,000
Common stock issued for mineral property acquisitions	$–	$–	$2,201,100
Common stock issued for finders fee	$–	$–	$100,000
Common stock issued for prior period accrued services	$–	$240,625	$412,625
Disposal of property and equipment for debt settlement	$–	$–	$16,952
Conversion of debt to stock	$–	$–	$66,332
Issuance of stock for settlement of accrued interest	$–	$–	$477,661
Supplemental Disclosures:
Interest paid	$–	$–	$21,897
Income tax paid	$–	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2014, the Company has working capital of $49,636 and an accumulated deficit of $9,179,563. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 28, 2014, the Company had $61,241 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2014, and the results of its operations and cash flows for the three and nine months ended February 28, 2014 and 2013. The results of operations for the three and nine months ended February 28, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited interim consolidated financial statements include the accounts of Tierra Grande Resources Inc. and its wholly owned subsidiaries 0887717 B.C. Ltd. and Tierra Grande Resources, S.A.C. All significant intercompany balances and transactions have been eliminated in the consolidation.

4.	Common Stock

	a)	During the nine months ended February 28, 2014, the Company issued 14,000,000 shares of common stock at $0.01 per share for proceeds of $140,000 under a private placement.

	b)	During the nine months ended February 28, 2014, the Company issued 3,000,000 shares of common stock at $0.01 per share for proceeds of $30,000. The shares have not been issued yet.

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

Our strategy is to identify, acquire and develop assets that present near term cash-flow opportunities with the emphasis on creating early cash flow to enable our company to consider other corporate opportunities. We seek out, acquire, explore and potentially develop projects, whether by way of acquisition of full ownership, joint venture or other acceptable structure.

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

In July 2013, we entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru. The Buldibuyo Gold Project offers us the opportunity to deliver near term gold production and cash flow. It is our intention to acquire 100% of the gold project, which has produced high grade ore in the past. With support from our strategic relationships and personnel in Peru, we have completed our initial due diligence review and are currently in negotiations to acquire the project.

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

Our plan of operations for the next 12 months is to acquire and advance the Buldibuyo gold project. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As of February 28, 2014, we had cash of $61,241 and working capital of $49,636 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, our business may fail. An investment in our securities involves significant risks and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the nine and three months ended February 28, 2014 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2013 filed with the SEC.

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 28, 2014. As of February 28, 2014, we had an accumulated deficit of $9,179,563. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

From April 4, 2006 (date of inception) to February 28, 2014, our total expenses were $4,063,610 comprised of $765,361 in professional fees, $252,140 in mineral property costs and $3,046,109 in general and administrative expenses.

Our total expenses decreased to $37,199 for the three months ended February 28, 2014 from $40,236 for the three months ended February 28, 2013 mainly due to an overall reduction in our operations. We have completed our initial due diligence review of the Buldibuyo Gold Project and are currently in negotiations to acquire the project. As a result, our mineral property costs decreased to $Nil for the three months ended February 28, 2014 from $3,805 for the three months ended February 28, 2013, our general and administrative expenses decreased to $5,194 in the current period from $32,466 in the prior period, and professional fees for the three months ended February 28, 2014 increased to $32,005 from $3,965 in the prior period. We also incurred a charge of $5,500 in the current period as we impaired our web site development costs as the web site was not built to operate as we anticipated.

Net Loss

For the three months ended February 28, 2014, we recognized a net loss of $42,699, compared to $40,236 for the three months ended February 28, 2013.

Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 28, 2014. As of February 28, 2014, we had an accumulated deficit of $9,179,563. We anticipate that we will not earn any revenues during the current fiscal year as we are an exploration stage company.

Expenses

Our total expenses decreased to $157,509 for the nine months ended February 28, 2014 from $280,793 for the nine months ended February 28, 2013 mainly due to lower general and administrative expenses. General and administrative expenses decreased to $36,643 in the current period from $234,763 in the prior period, primarily resulting from a reduction in overall operating expenses in the current period as we focused on the Buldibuyo Gold Project in Peru. During the nine months ended February 28, 2014, we have been conducting a due diligence review of the Buldibuyo Gold Project and, as a result, our professional fees for the nine months ended February 28, 2014 increased to $55,857 from $35,119 in the prior period, and our mineral property costs increased to $65,009 for the nine months ended February 28, 2014 from $10,911 for the nine months ended February 28, 2013. We also incurred a charge of $5,500 in the current period as we impaired our web site development costs as the web site was not built to operate as we anticipated.

Net Loss

For the nine months ended February 28, 2014, we recognized a net loss of $163,009, compared to $280,793 for the nine months ended February 28, 2013.

Liquidity and Capital Resources

As of February 28, 2014, we had cash of $61,241, working capital of $49,636, total assets of $62,147, total liabilities of $11,605 and an accumulated deficit of $9,179,563.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. From April 4, 2006 (date of inception) to February 28, 2014, financing activities provided cash of $5,716,053, primarily from the sale of our common stock and loans.

During the nine months ended February 28, 2014, financing activities provided cash of $170,000, compared to $30,000 in the nine months ended February 28, 2013, from the sale of our common stock.

Operating Activities

Operating activities used cash of $148,742 for the nine months ended February 28, 2014, compared to $386,929 for the nine months ended February 28, 2013. An increase in accounts payable and accrued liabilities provided cash of $8,022 in the nine months ended February 28, 2014, compared to a decrease in same using cash of $98,256 in the prior period. A decrease in advances used cash of $0 in the current period, compared to $54,592 in the prior period. A decrease in other receivables provided cash of $0 in the current period, compared to $451 in the prior period. An increase in amounts due to/from related parties used cash of $0 in the current period, compared to $828 in the prior period.

Investing Activities

Investing activities used cash of $0 in the nine months ended February 28, 2014, compared to $6,773 in the prior period relating to the purchase of property and equipment and the impairment of our web site development costs.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to acquire and advance the Buldibuyo gold project. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. We anticipate we will require approximately $5 million to carry out our plans over the next 12 months. As at February 28, 2014, we had cash of $61,241 and working capital of $49,636 and will require significant financing to pursue our exploration plans.

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

Going Concern

Our consolidated financial statements for the period ended February 28, 2014 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Tierra Grande Resources Inc.

/s/ Andrew Gasmier
Date: April 17, 2014	Andrew Gasmier
President