Form 10-K
period 2014-05-31
Tierra Grande Resources Inc.
filed 2014-09-15
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 000-53462

Tierra Grande Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or Other Jurisdiction of Incorporation of	(I.R.S. Employer Identification No.)
Organization)

33 Richardson Street, Level 1
West Perth, Western Australia 6005	+61 8 9384 6835
Australia	(Registrant's Telephone Number, Including
(Address of Principal Executive Offices)	Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at November 30, 2013 was approximately $353,899.

The number of shares of common stock of the registrant outstanding at September 12, 2014 was 107,019,712 shares.

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

We currently own a 100% interest in the Dome mineral properties, located in the Province of British Columbia, Canada. In addition, we own a 100% interest in two mineral properties known as the Byng and Tramp claims also located in the Province of British Columbia, Canada, which we plan to dispose. We have conducted limited exploration work on our mineral properties and none of our properties has been determined to contain any mineral resources or reserves of any kind.

The following table sets forth information relating to our material mineral properties:

Name of Property	Location	Nature of Interest	Status
Dome Claims	Beaverdell Area, Greenwood Mining Division in British Columbia, Canada	100% interest.	Exploration permit has been obtained.

Our strategy is to identify, acquire and advance assets that present near term cash-flow with the emphasis on creating early cash flow to enable our company to consider other projects.

In July 2013, we entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru, South America. We subsequently entered into an updated Letter of Intent to acquire the project in May 2014. It was our intention to acquire 100% of the gold project, which has produced high grade ore in the past, and had engaged in some due diligence to qualify expectations and timelines. However, despite the execution of the Letter of Intent and numerous attempts to accommodate the vendors, the vendors failed to deliver essential information to us required to conduct a thorough technical and legal due diligence on the project and associated holding companies and, according, we terminated negotiations to acquire the project in July 2014.

We continue reviewing what we believe to be opportunities with potential in Peru through our strategic alliance with ExploAndes S.A.C. (“ExploAndes”). ExploAndes is a leading firm of geology consultants and project logistics managers located in Peru assisting in the identification, assessment and advancement of projects in South America. ExploAndes has a proven track record of delivering professional services to the South American mining industry from mineral project review and assessment to project management.

We expect our strategic alliance with ExploAndes to lead to potential opportunities in South America in line with our strategy. In that regard, in February 2013, we acquired all of the outstanding shares of Tierra Grande Resources S.A.C., a Peruvian company, through which we plan to conduct operations in South America.

We have also entered a strategic alliance with Mining Plus Pty Ltd (“Mining Plus”), a leading firm of mining and geoscience consultants with offices in Australia, Canada and Peru, to assist in the identification, assessment and advancement of projects. We expect the alliance with Mining Plus to lead to other potential opportunities in line with our strategy. Via the strategic alliance with Mining Plus, we have ready access to over 50 seasoned mining industry professionals to assist in the potential advancement of projects.

Our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. As at May 31, 2014, we had cash of $33,106 and working capital of $55,109 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, we may be required to pursue other alternatives such as the sale of our company. An investment in our securities involves significant risks, our business may fail and you could lose your entire investment.

Development of Business

We were incorporated under the laws of the State of Nevada in April 2006.

We acquired a 100% interest in our Dome mineral properties in 2010. In addition, we acquired a 100% interest the Byng and Tramp claims in 2011 as they were adjacent to the Lady Ermalina claims in which our interest has expired. Accordingly, we plan to dispose of the Byng and Tramp claims as well. We have conducted limited exploration work on our mineral properties and none of our properties has been determined to contain any mineral resources or reserves of any kind.

Over the past three years we have undertaken the following activities:

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

In January 2012, we entered into a Strategic Alliance Agreement with Mining Plus to assist in the identification, assessment and advancement of mining projects, with an emphasis to create early cash flow. Under the terms of the Strategic Alliance Agreement, we appointed Benjamin Auld, a director of Mining Plus, as a director of our company. In connection with his appointment, we issued 500,000 restricted shares of common stock to Mr. Auld as a onetime incentive for joining our board of directors and other contributions to date.

In May 2012, we raised further capital of $431,777 by issuing 4,317,776 shares of common stock at a price of $0.10 per share to certain off-shore investors.

In July 2012, we entered into a Strategic Alliance Agreement with ExploAndes to assist in the identification, assessment and advancement of mining projects in South America, with an emphasis to create early cash flow.

In July 2012, we issued an aggregate of 2,750,000 shares of common stock to certain of our directors, officers and employees as compensation for services rendered to us from January 1, 2012 to June 30, 2012 to conserve capital.

In August 2012, Benjamin Auld resigned as a director of our company for personal reasons. We continue to work with Mr. Auld as a director of Mining Plus.

In September 2012, Christopher Robin Relph resigned as a director and the Chairman and Chief Financial Officer of our company and we appointed Simon Eley, our then President and Chief Executive Officer, as interim Chief Financial Officer. In December 2012, we appointed Allister Blyth as our Chief Financial Officer. Mr. Blyth is a Certified Practicing Accountant in Australia with over 10 years of experience with both the public and private companies and specializes in financial management, reporting and strategic corporate planning.

In February 2013, we appointed Andrew Gasmier as a director of our company. Mr. Gasmier has extensive experience in the assessment, evaluation and feasibility of mineral projects throughout the globe.

In April 2013, we (i) completed our name change to Tierra Grande Resources Inc. and our ticker symbol changed to “TGRI”, (ii) increased the number of authorized shares of our common stock to 500 million shares, and (iii) adopted a stock incentive plan, all with approval of a majority of our shareholders. These actions were subsequently ratified by a majority of our shareholders in September 2013 by way of a consent solicitation. See our Definitive 14A filed with the SEC on September 30, 2013 for more information relating to these corporate actions.

In May 2013, we appointed Brad Evans as a director of our company. Mr. Evans has been the General Manager of Mining Plus Pty Ltd., for the past five years and has more than 15 years of experience in the mining industry in a diverse range of roles, from production, planning and management of mine sites, to organizational leadership.

In June 2013, we appointed Mark Kalajzich as President and Chief Executive Officer of our company in place of Simon Eley. Mr. Eley was appointed as Chairman of our company. In December 2013, Mr. Kalajzich was appointed as a director as well. However, for personal reasons, Mr. Kalajzich resigned as a director and officer in April 2014 and was replaced as President and Chief Executive Officer by Mr. Gasmier.

In July 2013, we entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru, South America.

In November 2013, we completed the sale of 14,000,000 shares of common stock at a price of $0.01 per share, for gross proceeds of approximately $140,000, to certain off-shore investors, including Andrew Gasmier, our Chief Executive Officer, and Allister Blyth, our Chief Financial Officer.

In December 2013, Eduardo Ferrero and Miguel Cardozo became directors of our company. Mr. Ferrero is an Australian-Peruvian Executive with more than 16 years professional experience in the fields of Engineering, Banking & Finance, Management Consulting and Business Start-Ups. Dr. Cardozo has over 39 years of gold and base metals experience throughout the Americas, holding senior management roles with companies such as Newmont, North Ltd. and Teck Cominco, as well as in consulting roles to Placer Dome and AurionGold, and he is a Director of Rio Cristal Resources and Minandex, both junior exploration companies.

In May 2014, we completed the sale of 8,000,000 shares of common stock at a price of $0.01 per share, for gross proceeds of $80,000, to certain off-shore investors one of whom is our Chief Executive Officer, Andrew Gasmier. However, $50,000 of the proceeds were not received until after May 31, 2014 and have been accounted for as a subscription receivable on the balance sheet.

In May 2014, we entered into an updated Letter of Intent to acquire the Buldibuyo Gold Project in Peru. It was our intention to acquire 100% of the gold project, which has produced high grade ore in the past, and had engaged in some due diligence to qualify expectations and timelines. However, despite the execution of the Letter of Intent and numerous attempts to accommodate the vendors, the vendors failed to deliver essential information to us required to conduct a thorough technical and legal due diligence on the project and associated holding companies and, according, we terminated negotiations to acquire the project in July 2014.

In August 2014, the Company completed a private placement of 2,000,000 shares of common stock at a price of $0.01 per share to a director for working capital.

In August 2014, we issued an aggregate of 4,250,000 shares of common stock to certain of our directors, officers and employees that we had previously agreed to issue upon their agreeing to act as directors, officers or employees of our company.

Subsidiaries

We currently have two wholly-owned subsidiaries (i) 0887717 BC Ltd. which is incorporated under the laws of the Province of British Columbia, Canada and holds our Dome claims, and (ii) Tierra Grande Resources SAC which is incorporated in Peru.

Competition

We are a mineral resource exploration company that competes with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on advancement of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and advancement. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties. We also compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in mineral exploration companies. The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors. We also compete with other mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

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

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our head office, from where we oversee our business activities, was until recently located at Cnr Stirling Hwy & Fairlight St., Mosman Park, Western Australia 6012 Australia. It is currently located at 33 Richardson Street, Level 1, West Perth, Western Australia 6005 Australia. We currently do not pay any costs for use of the premises.

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

In accordance with the provisions of the Dome Option Agreement, 0887717 paid $5,000 to Mr. Morrison on the date of the agreement, was required to incur not less than $10,000 in expenditures related to exploration and advancement on the Dome Property prior to September 30, 2010 (incurred) and was required to pay $1,000 to Mr. Morrison on or before November 30, 2010 (paid). Pursuant to the terms of the Dome Option Agreement, 0887717 granted to Mr. Morrison Stock Options to purchase up to 10% of its total issued and outstanding share capital at a total price of $1.00, which may be exercised when a probable mineral reserve is discovered on the property. The Stock Options expire 36 months after the date of the Dome Option Agreement.

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

Broadly speaking, the lithologies (and general ages) are broken into the following Formations and units:

1. Wallace Formation [Pre-Jurassic - Quesnellia Terrane]

a. Wallace Formation undivided

b. Crouse Creek Greenstone Member

c. Larse Creek Limestone Member

2. West Kettle batholiths [Jurassic]

3. Various intrusive stocks [Tertiary]

a. Beaverdell stock - 58.2 ± 2 Ma

b. Eugene Creek stock - 54.5 1.9 Ma

c. Tuzo Creek stock - 49.5 2 Ma

4. Crosscutting porphyry dykes [Tertiary] 61.9 2.2 Ma and 50.6 1.5 Ma

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

In the Beaverdell Mining Camp silver-lead-zinc ores have predominated historical production. In order of historical importance (production), there are two (2) distinct types of ore:

A. Beaverdell type – Silver Rich Deposits

B. Carmi type – Gold Rich Deposits

In the former case mineralization is typically composed of galena, sphalerite and pyrite with lesser amounts of arsenopyrite, tetrahedrite, pyrargyrite, chalcopyrite, polybasite, acanthite, native silver and pyrrhotite in a gangue of mainly quartz with lesser amounts of calcite and fluorite. In the latter, roughly equivalent with native gold in place of native silver. Both these types of mineralization are noted in the Dome Property:

•	Beaverdell-Type silver-rich veins in the West Kettle Batholith
•	Contact metasomatism related mineralization (within contact zone between West Kettle Batholith and the Wallace Formation

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed for trading on the OTC Bulletin Board (“OTCBB”) under the trading symbol “TGRI”. Trading in stocks listed on the OTCBB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little or no connection to a company’s operations or business activities. We cannot assure you there will be a market for our common stock in the future.

The table below sets forth the high and low bid prices for our common stock on the OTCBB for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
June 1, 2014 – August 31, 2014	0.01	0.005
March 1, 2014 – May 31, 2014	0.04	0.01
December 31, 2013 – February 28, 2014	0.02	0.005
September 1, 2013 – November 30, 2013	0.01	0.005
June 1, 2013 – August 31, 2013	0.02	0.01
March 1, 2013 – May 31, 2013	0.04	0.01
December 1, 2012 – February 28, 2013	0.04	0.01
September 1, 2012 – November 30, 2012	0.05	0.02
June 1, 2012 – August 31, 2012	0.11	0.05

On September 12, 2014, the closing price of our shares of common stock on the OTCBB was $0.01.

Holders

As of September 12, 2014, there were 215 holders of record of our common stock.

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

Equity Compensation Plan Information

	As of May 31, 2014
	Number of Common Shares Issued or to be Issued Under Equity Compensation Plans	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders	-	-	-
Equity compensation plans approved by shareholders	0	-	15,000,000
Total	0	-	15,000,000

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

We are a company with limited operations and no revenues from our business operations since inception in April 2006. Our auditors have issued a going concern opinion relating to our business which means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional financing to fund our operations.

We currently own a 100% interest in the Dome mineral properties, located in the Province of British Columbia, Canada. In addition, we own a 100% interest in two mineral properties known as the Byng and Tramp claims also located in the Province of British Columbia, Canada, which we plan to dispose. We have conducted limited exploration work on our mineral properties and none of our properties has been determined to contain any mineral resources or reserves of any kind.

Our strategy is to identify, acquire and advance assets that present near term cash-flow with the emphasis on creating early cash flow to enable our company to consider other projects.

In July 2013, we entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru, South America. We subsequently entered into an updated Letter of Intent to acquire the project in May 2014. It was our intention to acquire 100% of the gold project, which has produced high grade ore in the past, and had engaged in some due diligence to qualify expectations and timelines. However, despite the execution of the Letter of Intent and numerous attempts to accommodate the vendors, the vendors failed to deliver essential information to us required to conduct a thorough technical and legal due diligence on the project and associated holding companies and, according, we terminated negotiations to acquire the project in July 2014.

We continue reviewing what we believe to be opportunities with potential in Peru through our strategic alliance with ExploAndes. ExploAndes is a leading firm of geology consultants and project logistics managers located in Peru assisting in the identification, assessment and advancement of projects in South America. ExploAndes has a proven track record of delivering professional services to the South American mining industry from mineral project review and assessment to project management.

We expect our strategic alliance with ExploAndes to lead to potential opportunities in South America in line with our strategy. In that regard, in February 2013, we acquired all of the outstanding shares of Tierra Grande Resources S.A.C., a Peruvian company, through which we plan to conduct operations in South America.

We have also entered a strategic alliance with Mining Plus, a leading firm of mining and geoscience consultants with offices in Australia, Canada and Peru, to assist in the identification, assessment and advancement of projects. We expect the alliance with Mining Plus to lead to other potential opportunities in line with our strategy. Via the strategic alliance with Mining Plus, we have ready access to over 50 seasoned mining industry professionals to assist in the potential advancement of projects.

Our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. As at May 31, 2014, we had cash of $33,106 and working capital of $55,109 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, we may be required to pursue other alternatives such as the sale of our company. An investment in our securities involves significant risks, our business may fail and you could lose your entire investment.

Results of Operations

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to May 31, 2014. As of May 31, 2014, we had an accumulated deficit of $9,224,996. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future.

Expenses

Our total expenses decreased to $208,442 for the year ended May 31, 2014 from $388,084 for the year ended May 31, 2013, due to an overall decrease in our business activities. General and administrative expenses decreased to $35,567 in fiscal 2014 from $333,780 in fiscal 2013 primarily due to reduced overall activity as we focused on the review of properties identified for acquisition. Mineral property costs increased to $65,009 in fiscal 2014 from $10,911 in fiscal 2013, and professional fees increased to $101,727 in fiscal 2014 from $43,393 in fiscal 2013, primarily due to increased costs relating to the review of properties identified for acquisition.

In addition, we incurred a charge of $5,500 in the year ended May 31, 2014 relating to the impairment of web site development costs as our web site was not built to operate as we anticipated, as well as a $639 charge relating to the impairment of property and equipment.

Net Loss

For the year ended May 31, 2014, we recognized a net loss of $208,442, compared to a net loss of $388,084 for the year ended May 31, 2013.

Liquidity and Capital Resources

As of May 31, 2014, we had cash of $33,106, working capital of $55,109, total current assets of $83,106, total liabilities of $27,997 and an accumulated deficit of $9,224,996.

We have funded our operations primarily through private placements of our common stock, as well as advances from related parties and loans. During the fiscal year ended May 31, 2014, financing activities provided cash of $170,000 from the sale of common stock, compared to $23,344 being used in financing activities in the year ended May 31, 2013 from advances made to a related party net of payments received from related party and proceeds from the sale of common stock.

Operating activities used cash of $176,877 for the year ended May 31, 2014, compared to $376,523 for the year ended May 31, 2013. An increase in accounts payable and accrued liabilities provided cash of $24,414 in the year ended May 31, 2014, compared to a decrease in same using cash of $106,981 in the prior year. A decrease in other receivables provided cash of $0 in the current year, compared to $451 in the prior year. A decrease in amounts due to related parties used cash of $0 in the current year, compared to $2,778 in the prior year. A decrease in prepaid expenses and other current assets provided cash of $0 in the current year, compared to $10,000 in prior year.

There were no investing activities in the year ended May 31, 2014. Investing activities during the year ended May 31, 2013 used cash of $6,773 due to web site development costs and the purchase of property and equipment.

We expect that our total expenses will increase over the next year as we increase our business activities. We do not anticipate generating any revenues for the foreseeable future. Our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. As at May 31, 2014, we had cash of $33,106 and working capital of $55,109 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all.

We intend to raise additional capital for the next 12 months from the sale of our equity securities or loans from related and other parties. If we are unsuccessful in raising sufficient capital through such efforts, we may consider other financing avenues such as bank financing. There is no assurance that any financing will be available to us, or if available, on terms that will be acceptable to us. In the event we are unable to obtain the required financing, we may be required to pursue other alternatives such as the sale of our company. An investment in our securities involves significant risks, our business may fail and you could lose your entire investment.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our financial statements for the period ended May 31, 2014 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral Property Costs

The company since its inception has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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
May 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Tierra Grande Resources, Inc
West Perth, Australia

We have audited the accompanying consolidated balance sheets of Tierra Grande Resources, Inc and its subsidiaries, (collectively, the “Company” ) as of May 31, 2014 and 2013, and the related consolidated statements of expenses, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Tierra Grande Resources, Inc management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Tierra Grande Resources, Inc internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tierra Grande Resources, Inc and its subsidiaries as of May 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
September 12, 2014

Tierra Grande Resources Inc.
Consolidated Balance Sheets

	May 31,	May 31,
	2014	2013
ASSETS
Current Assets
Cash	$33,106	$39,983
Subscriptions receivable	50,000	–
Total Current Assets	83,106	39,983
Property and Equipment, net accumulated depreciation of $nil and $3,585, respectively	–	1,651
Website Development Costs, net accumulated amortization of $nil	–	5,500
Total Assets	$83,106	$47,134
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,997	$3,583
Total Liabilities	27,997	3,583
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, None issued and outstanding	–	–
Common Stock, 500,000,000 shares authorized, $0.0001 par value 100,769,712 shares and 78,269,712 shares issued and outstanding, respectively	10,077	7,877
Additional Paid-in Capital	9,270,028	9,052,228
Accumulated deficit	(9,224,996)	(9,016,554)
Total Stockholders’ Equity	55,109	43,551
Total Liabilities and Stockholders’ Equity	$83,106	$47,134

The accompanying notes are an integral part of these consolidated financial statements

Tierra Grande Resources Inc.
Consolidated Statements of Expenses

	For the	For the
	Year	Year
	Ended	Ended
	May 31,	May 31,
	2014	2013
Expenses
General and administrative	$35,567	$333,780
Exploration mineral property costs	65,009	10,911
Professional fees	101,727	43,393
Impairment of property and equipment	639	–
Impairment of website development costs	5,500	–
Total Expenses	(208,442)	(388,084)
Net Loss	$(208,442)	$(388,084)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	89,156,000	78,393,000

The accompanying notes are an integral part of these consolidated financial statements

Tierra Grande Resources Inc.
Consolidated Statement of Stockholders’ Equity
For the Years Ended May 31, 2013 and 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
	#	$	$	$	$
Balance – May 31, 2012	76,019,712	7,602	8,766,045	(8,628,470)	145,177
July 20, 2012 – issuance of common shares for prior accrued services at $0.105 per share	2,291,667	229	240,396	–	240,625
July 20, 2012 – issuance of common shares for services at $0.10 per share	458,333	46	45,787	–	45,833
Net loss for the year	–	–	–	(388,084)	(388,084)
Balance – May 31, 2013	78,769,712	7,877	9,052,228	(9,016,554)	43,551
Issuance of common shares for cash proceeds of $0.01 per share	17,000,000	1,700	168,600	–	170,000
Subscription receivable- issuance of common shares at $0.01 per share	5,000,000	500	49,500	–	50,000
Net loss for the year	–	–	–	(208,442)	(208,442)
Balance – May 31, 2014	100,769,712	10,077	9,270,028	(9,224,996)	55,109

The accompanying notes are an integral part of these consolidated financial statements

Tierra Grande Resources Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Year	Year
	Ended	Ended
	May 31,	May 31,
	2014	2013
Operating Activities
Net loss	$(208,442)	$(388,084)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,012	1,692
Impairment of property and equipment	639	–
Impairment of website development costs	5,500	–
Stock-based compensation	–	45,833
Bad debt expense	–	63,344
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	24,414	(106,981)
Other receivables	–	451
Prepaid expenses and other current assets	–	10,000
Due to related parties	–	(2,778)
Net Cash Used in Operating Activities	(176,877)	(376,523)
Investing Activities
Acquisition of property and equipment	–	(1,273)
Website development costs	–	(5,500)
Net Cash Used in Investing Activities	–	(6,773)
Financing Activities
Advances to related party receivable	–	(63,344)
Proceeds from related party receivable	–	10,000
Proceeds from the issuance of common stock	170,000	–
Proceeds from common stock subscription receivable	–	30,000
Net Cash Provided by (Used in) Financing Activities	170,000	(23,344)
Decrease In Cash	(6,877)	(406,640)
Cash - Beginning of Year	39,983	446,623
Cash – End of Year	$33,106	$39,983
Non-Cash Investing and Financing Activities:
Common stock issued for prior period accrued services	$–	$240,625
Subscription receivable	$50,000	$–
Supplemental Disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2014, the Company has nominal working capital and an accumulated deficit. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at May 31, 2014, the Company had $33,106 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

(e)	Basic and Diluted Net Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. A total of nil (2013 – 25,000,000) outstanding warrants have been excluded from the years ended May 31, 2014 and 2013 as they would be anti-dilutive.

(f)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2014 and 2013 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(g)	Mineral Property Costs

The Company since its inception on April 4, 2006 has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized. The Company assesses the carrying costs for impairment under ASC 360, Property, Plant, and Equipment at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

(h)	Asset Retirement Obligations

The Company records the fair value of an asset retirement obligation as a liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets in accordance with ASC 440 Asset Retirement and Environmental Obligations. The initial recognition of any liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. As at May 31, 2014 and 2013, the Company has not incurred any asset retirement obligations.

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

ASC 820, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash and accounts payable.

Pursuant to ASC 820, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

The Company has limited operations. During the year ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to exploration stage.

(o)	Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

4.	Property and Equipment

				Net Book	Net Book Value
		Accumulated		Value May 31,	May 31,
	Cost	Amortization	Impairment	2014	2013
	$	$	$	$	$

Computer	5,236	4,597	639	–	1,651

Depreciation expense totaled $1,012 and $1,692 for the years ended May 31, 2014, and 2013, respectively. During the year ended May 31, 2014, the Company disposed of its computer equipment and recognized an impairment loss of $639.

Tierra Grande Resources Inc.
Notes to the Consolidated Financial Statements

5.	Related Party Transactions and Balances

a)	The Company recognized bad debt of $63,344 because as of May 31, 2013, the Company was not certain of recoverability of the other receivable due from the former Chairman of the Company.

b)	During the year ended May 31, 2014, the Company paid its former Chairman management fees in the amount of $nil (2013 - $32,000).

c)

On July 20, 2012, the Company issued an aggregate of 2,750,000 shares of common stock with a fair value of $286,458 to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012. See Footnote 7 for common stock.

6.	Common Stock

Common stock issued during the year ended May 31, 2014:

a)	During the year ended May 31, 2014, the Company issued 17,000,000 shares of common stock at $0.01 per share for proceeds of $170,000 under a private placement.

b)

On May 16, 2014, the Company issued 5,000,000 shares of common stock at $0.01 per share. At May 31, 2014, subscriptions proceeds of $50,000 have not been received and have been included in subscriptions receivable on the balance sheet.

Common stock issued during the year ended May 31, 2013:

a)

On July 20, 2012, the Company issued an aggregate of 2,750,000 shares of common stock with a fair value of $286,458 to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012. The Company recognized expense of $240,625 for the period from January 1, 2012 through May 31, 2012 during prior year while the remaining $45,833 was expensed during the year ended May 31, 2013.

b)	On March 1, 2013, the Company approved an increase in its number of authorized shares of common stock from 300,000,000 shares to 500,000,000 shares.

7.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Warrants	Exercise Price
Outstanding at May 31, 2012	25,000,000	$0.10
Granted	-
Exercised	-
Expired	-
Outstanding at May 31, 2013	25,000,000	$0.10
Expired	(25,000,000)	$0.10
Outstanding at May 31, 2014	–	–

Tierra Grande Resources Inc.
Notes to the Consolidated Financial Statements

8.	Stock Options

On March 1, 2013, the Company approved a 2012 Stock Incentive Plan. The plan allows the Company to grant stock options; restricted stock rights; restricted stock; performance shares; performance share units; and stock appreciation rights to employees, officers, directors and consultants. The total number of shares subject to all awards under the plan is 15,000,000 shares of common stock. At May 31, 2014 and 2013, the Company has no stock options outstanding.

9.	Commitments

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

The Company pays $175 per year to a corporation in Nevada for acting as its resident agent in Nevada.

10.	Income Taxes

The Company has a net operating loss carryforward of $3,992,100 available to offset taxable income in future years which commence expiring in fiscal 2029. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	May 31,	May 31,
	2014	2013
	$	$
Income tax recovery at statutory rate	(72,955)	(135,829)
Non-deductible expenses	2,149	16,042
Change in valuation allowance	70,806	119,787
Provision for income taxes	–	–

The significant components of deferred income tax assets and liabilities at May 31, 2014, and 2013, are as follows:

	May 31,	May 31,
	2014	2013
	$	$
Net operating loss carryforward	1,397,240	1,326,430
Valuation allowance	(1,397,240)	(1,326,430)
Net deferred income tax asset	–	–

11.	Subsequent Events

On August 27, 2014, the Company completed a private placement of 2,000,000 shares of common stock at a price of $0.01 per share to a director. The funds are used for working capital.

On August 31, 2014, the Company issued an issued an aggregate of 4,250,000 shares of common stock to certain directors, officers and employees that the Company had previously agreed to issue upon their agreeing to act as directors, officers or employees of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of May 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2014 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of May 31, 2014, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

1.	Lack of proper segregation of duties due to limited personnel.

2.	Lack of a formal review process that includes multiple levels of review.

3.	Lack of adequate policies and procedures for accounting for financial transactions.

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these control deficiencies, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

MaloneBailey LLP, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of May 31, 2014 pursuant to rules of the SEC.

Changes in Internal Control

During the quarter ended May 31, 2014, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not Applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Management and Directors

Our current directors and executive officers are as follows.

Name	Age	Position
Simon Eley	41	Director and Chairman
Andrew Gasmier	41	President, Chief Executive Officer and Director
Allister Blyth	32	Chief Financial Officer
Brad Evans	38	Director
Miguel Cardozo	63	Director
Eduardo Ferrero	40	Director

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

Andrew Gasmier, President, Chief Executive Officer and Director

Mr. Gasmier has been a director since February 6, 2013, and President and Chief Executive Officer since April 8, 2014. He is a West Australian School of Mines educated Mining Engineer with over 16 years’ experience in both underground and open pit operations. He has extensive experience in the assessment, evaluation and feasibility of mineral projects in Africa, Australia, Laos and Russia. Mr. Gasmier has held General Management roles in operations in Queensland and Western Australia, and in the past five years Mr. Gasmier has held senior positions for Metals X, Monarch Gold, AngloGold Ashanti and Mining Plus. Mr. Gasmier is a current member of AusIMM, holds First Class Mine Managers Certificate of Competency and holds a West Australian Underground Supervisor’s Certificate of Competency.

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

Brad Evans, Director

Mr. Evans has been a director since May 6, 2013. He has been the General Manager of Mining Plus Pty. Ltd. for the past five years and has more than 15 years of experience in the mining industry in a diverse range of roles, from production, planning and management of mine sites, to organizational leadership. He has led the growth in Mining Plus from 10 to 70 employees with five offices around the world. Mr. Evans has a Bachelor of Engineering (Mining) degree from the University of Ballarat in Australia and holds a Mine Managers Certificates of Competency in Western Australia and New South Wales.

Miguel Cardozo, Director

Dr. Cardozo has been a director since December 11, 2013. He has over 39 years of gold and base metals experience throughout the Americas, holding senior management roles with companies such as Newmont, North Ltd. and Teck Cominco, as well as in consulting roles to Placer Dome and AurionGold, and he is a Director of Rio Cristal Resources and Minandex, junior exploration companies. As Senior Geologist with Newmont between 1985 and 1995, Dr. Cardozo was responsible for the exploration program that led to the discovery of the Yanacocha gold district, and the Galeno copper-gold porphyry in Peru. He is a member of the Society of Economic Geologists (currently holding the position of Council for the period 2010-2012), the Colegio de Ingenieros del Perú, the Instituto de Ingenieros de Minas del Per, the Sociedad Geológica del Per and the Society for Geology Applied to Mineral Deposits. Dr. Cardozo is the current Vice President of the Canada Peru Chamber of Commerce and a former President of its Mining and Exploration Committee. Since 2009, he is the President of the Organizing Committee of the Peruvian Delegation to the yearly PDAC Convention in Toronto. He is also a former President of the Explorers Association of Peru and of the Mining Committee of the Canada Peru Chamber of Commerce.

Eduardo Ferrero, Director

Mr Ferrero has been a director since December 11, 2013. He is an Australian-Peruvian Executive with more than 16 years professional experience in the fields of Engineering, Banking & Finance, Management Consulting and Business Start-Ups. Mr Ferrero has extensive business networks across Corporates, Banks and Government in Australia and Peru. He is a Director of LaEncontre.com, Social Coil, Re/max-Pro and Delante Consultores, and currently lives in Lima with his family.

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

Under these rules, a director is not considered to be independent if he or she also is an executive officer or employee of the Company or has loaned funds to us within the past two years. As a result, Mr. Eley and Mr. Gasmier would not be considered independent because each serves as an officer of our company. Our other directors, Mr. Evans, Mr. Cardozo and Mr. Ferrero, would be considered independent under these rules.

Board of Directors’ Meetings

During the fiscal year ended March 31, 2014, our board of directors did not formally meet. Our board conducted all business and approved all corporate actions during the fiscal year ended March 31, 2014 by the unanimous written consent of its members in the absence of formal board meetings.

Committees of the Board of Directors

As our common stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to have board committees.

We currently have an audit committee comprised of our current directors and Allister Blyth, our CFO. We do not have a “financial expert” under applicable rules. We believe the cost related to retaining a financial expert at this time is prohibitive.

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

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to us at P.O. Box 116, West Perth 6872, Western Australia, Australia, Attention: President.

Other Information

We are required to file periodic reports, proxy statements and other information with the SEC. You may read and copy this information at the Public Reference Room of the SEC, 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain a copy of these reports by accessing the SEC’s website at http://www.sec.gov. You may also send communications to our board of directors at Tierra Grande Resources Inc., P.O. Box 116, West Perth 6872, Western Australia, Australia, Attention: President.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on information provided to us, all such reports have been filed under Section 16(a) of the Securities Exchange Act of 1934 in a timely manner since the filing of our annual report on Form 10-K for the year ended May 31, 2013, except that Andrew Gasmier was late in filing a Form 4 and Eduardo Ferrero and Miguel Cardozo have not yet filed Form 3s.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
Andrew Gasmier(1)	2014	$0	0	0	0	0	0	0	$0
	2013	$0	0	0	0	0	0	0	$0
Allister Blyth(2)	2014	$0	0	0	0	0	0	0	$0
	2013	$0	0	0	0	0	0	0	$0

(1) Simon Eley was our Chief Executive Officer between June 2012 and June 2013 for which we was paid $0. Mark Kalajzich was appointed our Chief Executive Officer in place Simon Eley in June 2013 until April 2014 for which he was paid $0. Andrew Gasmier was appointed our Chief Executive Officer upon the resignation of Mr. Kalajzich in April 2014.

(2) Robin Relph was our Chief Financial Officer between June 2012 and September 2012 for which he was paid $32,000. Simon Eley replaced Mr. Relph as Chief Financial Officer in September 2012 until December 2012 for which he was paid $0. Mr. Blyth was appointed as Chief Financial officer in December 2012.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the years ended May 31, 2013 or 2014. Our directors and officers do not own any stock options or other similar securities of our company.

Management Agreements

We currently have not entered into any management agreements.

Compensation upon Change of Control

As of May 31, 2014, we had no pension plans or compensatory plans or other arrangements, which provide compensation in the event of the termination of directors, officers or employees or a change in control of our company.

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

Compensation of Directors

We did not pay director's fees or other cash compensation to our directors for services rendered as directors in the year ended May 31, 2013 or 2014. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On August 31, 2014, we determined certain corporate goals relating to our business for fiscal 2015 and allocated shares to our directors, officers and employees as incentives for achieving the goals. The Company’s goals for fiscal 2015 are either (i) the completion of the acquisition of a mining project that fits within our company’s investment criteria of acquiring and operating high grade, near term producing assets with low up front capital costs, or (ii) the sale of our company, whether by way of a merger, a takeover or otherwise, on terms beneficial to our company’s shareholders.

In the event a mining project is acquired, we have allocated an aggregate of 11,750,000 shares issuable to directors, officers and employees under our stock incentive plan. In the event our company is sold, we have allocated an aggregate of 10,750,000 shares issuable to directors, officers and employees under our stock incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership of our common stock as of September 12, 2014 by each of our directors and executive officers, by all of our executive officers and directors as a group and by each person known to us to be the beneficial owner of more than 5% of any class of our securities. As of September 12, 2014, there were 107,019,712 shares of our common stock issued and outstanding. All persons named have sole voting and investment power with respect to the securities held by them, except as otherwise noted. The number of securities described below includes shares which the beneficial owner has the right to acquire within 60 days of the date of this report.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Simon Eley	2,350,000(1)	2.3%
Common Stock	Andrew Gasmier	3,292,146(2)	3.1%
Common Stock	Allister Blyth	6,540,000(3)	6.1%
Common Stock	Brad Evans	2,650,000(4)	2.5%
Common Stock	Miguel Cardozo	500,000	0.5%
Common Stock	Eduardo Ferrero	500,000	0.5%
All Officers and as a Group		15,832,146(1)(2)(3)(4)	14.8%
Common Stock	Aviador Corporation Pty. Ltd.	15,000,000(5)	14.0%
Common Stock	Six Fingers Pty Ltd.	8,860,000(6)	8.3%
Common Stock	Andrew and Jacinta Gasmier Super Fund	10,000,000(7)	9.3%

(1)

In addition, Aviador Corporation Pty. Ltd. (“Aviador”) owns 15,000,000 shares of common stock of the Company and Resmin Pty Ltd. (“Resmin”) owns 3,000,000 shares of common stock of the Company. Mr. Eley is a director of both Aviador and Resmin and disclaims beneficial ownership of these securities as investment and voting control over these securities rests with the board of directors of Aviador and Resmin, respectively.

(2)

In addition, the Andrew and Jacinta Gasmier Super Fund (“Gasmier Super Fund”) owns 10,000,000 shares of common stock of the Company. Mr. Gasmier is a trustee of Gasmier Super Fund, but disclaims beneficial ownership of these securities as investment and voting control over these securities rests with the board of trustees of the Fund.

(3)	Allister Leon Blyth ATF Gabal Trust owns all of these shares of common stock of the Company. Mr. Blyth is the trustee and beneficiary of the fund.

(4)

These shares are held by CLM Resources Pty. Ltd. Mr. Evans is a director and officer of CLM Resources and disclaims beneficial ownership of these securities as investment and voting control over these securities rests with the board of directors of CLM Resources. The shareholder of CLM Resources is Kylie Evans.

(5)

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

(6)

Of these, 5,600,000 shares are held by Six Fingers Pty Ltd ATF Six Fingers Discretionary Trust. Six Fingers Pty Ltd is the shareholder of the trust and the shareholders of Six Fingers Pty Ltd are Benjamin Auld and Alison Auld.

(7)	The trustees and beneficiaries of the fund are Andrew and Jacinta Gasmier.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 31, 2014, we issued an aggregate of 4,250,000 shares of our common stock to our directors, officers and certain employees that we had previously agreed to issue upon their agreeing to act as directors, officers or employees of our company.

We recognized bad debt of $63,344 because, as of May 31, 2013, we were not certain of the recoverability of the receivable due from Christopher Robin Relph, the former Chairman of the Company.

During the years ended May 31, 2014 and 2013, we incurred management fees of $0 and $32,000, respectively, paid to Christopher Robin Relph, the former Chairman of the Company. The amounts represent unpaid management fees, cash advances and/or expenses paid on behalf of the Company. These amounts are unsecured, non-interest bearing and have no repayment terms.

On July 20, 2012, we issued an aggregate of 2,750,000 shares of common stock with a fair value of $286,458 to certain directors, officers and employees as compensation for services rendered from January 1, 2012 through June 30, 2012.

Other than as described above, since the beginning of our last fiscal year, we have not entered into any transactions, and there are no currently proposed transactions, with our officers, directors, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeds the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

While we do not have any special committee, policy or procedure related to the review, approval or ratification of transactions with related persons, our board of directors reviews all such transactions.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Malone Bailey LLP, for the audit of our annual financial statements for the years ended May 31, 2014 and 2013 and any other fees billed for other services rendered by Malone Bailey LLP during these periods.

	Year Ended May 31, 2014	Year Ended May 31, 2013
Audit fees	$19,000	$18,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$19,000	$18,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules Financial Statement Schedules

None.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation(2)
3.3	Bylaws(2)
4.1	2012 Stock Incentive Plan (3)
10.1	Domain Purchase Agreement with Christopher Robin Relph dated September 22, 2011(4)
10.2	Option Agreement between 0887717 B.C. Ltd. and Mr. M. S. Morrison dated August 23, 2010 (5)
16.1	Letter Re: Change in Certifying Accountant(6)
21.1	Subsidiaries of the Registrant – 0887717 B.C. Ltd. (100%) and Tierra Grande Resources SAC (100%).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter dated September 25, 2009 (7)

(1) Included as an exhibit with our Form SB-2 filed October 13, 2006.

(2) Included as an exhibit with our Form 8-K filed February 1, 2011.

(3) Included as an exhibit with our Form 8-K filed April 11, 2013.

(4) Included as an exhibit with our Form 8-K filed September 23, 2011.

(5) Included as an exhibit with our Form 8-K filed August 26, 2010.

(6) Included as an exhibit with our Form 8-K filed on October 26, 2010.

(7) Included as an exhibit with our Form 10-Q filed on January 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TIERRA GRANDE RESOURCES INC.

Date: September 15, 2014	By:	/s/ Andrew Gasmier
Andrew Gasmier
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Simon Eley	Chairman and Director	September 15, 2014
Simon Eley

President, Chief Executive Officer
/s/ Andrew Gasmier	and Director	September 15, 2014
Andrew Gasmier

/s/ Allister Blyth	Chief Financial Officer	September 15, 2014
Allister Blyth

/s/ Brad Evans	Director	September 15, 2014
Brad Evans

/s/ Miguel Cardozo	Director	September 15, 2014
Miguel Cardozo

/s/ Eduardo Ferrero	Director	September 15, 2014
Eduardo Ferrero