Form 10-Q
period 2014-08-31
Tierra Grande Resources Inc.
filed 2014-10-15
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

     33 Richardson Street, Level 1
West Perth, Western Australia 6005
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
Yes [ X ]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).
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
Yes  [  ]  No  [ X ]

As of October 14, 2014, the registrant’s outstanding common stock consisted of 107,019,712 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Tierra Grande Resources Inc.
August 31, 2014

Tierra Grande Resources Inc.
Consolidated Balance Sheets
(Unaudited)

	August 31,	May 31,
	2014	2014
ASSETS
Current Assets
Cash	$34,370	$33,106
Subscription receivable	-	50,000
Total Assets	$34,370	$83,106

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,607	$27,997

Total Liabilities	8,607	27,997

Stockholders’ Equity

Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, None issued and outstanding	–	–

Common Stock, 500,000,000 shares authorized, $0.0001 par value 107,019,712 shares and 100,769,712 shares issued and outstanding, respectively	10,702	10,077

Additional Paid-in Capital	9,315,328	9,270,028

Accumulated Deficit	(9,300,267)	(9,224,996)

Total Stockholders’ Equity	25,763	55,109
Total Liabilities and Stockholders’ Equity	$34,370	$83,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tierra Grande Resources Inc.
Consolidated Statements of Expenses
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2014	2013
Expenses

General and administrative	$36,119	$20,623
Professional fees	39,152	5,436

Total Expenses	75,271	26,059

Net Loss	$(75,271)	$(26,059)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	100,857,000	78,769,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tierra Grande Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2014	2013
Operating Activities

Net loss	$(75,271)	$(26,059)

Adjustments to reconcile net loss to net cash used in operating activities
Amortization	–	211
Shares issued for services	25,925	–

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(19,390)	9,263

Net Cash Used in Operating Activities	(68,736)	(16,585)

Financing Activities
Proceeds from the issuance of common stock	70,000	–

Net Cash Provided by Financing Activities	70,000	–

Increase (Decrease) In Cash	1,264	(16,585)
Cash - Beginning of Period	33,106	39,983

Cash – End of Period	$34,370	$23,398
Supplemental Disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tierra Grande Resources Inc.
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at August 31, 2014, the Company has working capital of $25,763 and an accumulated deficit of $9,300,267. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at August 31, 2014, the Company had $34,370 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

3.	Interim Financial Statements

The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended May 31, 2014, included in the Company’s Annual Report on Form 10-K filed on September 15, 2014 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at August 31, 2014, and the results of its operations and cash flows for the three months ended August 31, 2014 and 2013. The results of operations for the three months ended August 31, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

The accompanying unaudited interim consolidated financial statements include the accounts of Tierra Grande Resources Inc. and its wholly owned subsidiaries 0887717 B.C. Ltd. and Tierra Grande Resources, S.A.C. All significant intercompany balances and transactions have been eliminated in the consolidation.

4.	Related Party Transactions and Balances

On August 31, 2014, the Company issued an aggregate of 4,250,000 shares of common stock with a fair value of $25,925 to certain directors, officers and employees for agreeing to act as directors, officers or employees of the Company.

Tierra Grande Resources Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

5.	Common Stock

Common stock issued during the three months ended August 31, 2014:

a)	On August 27, 2014, the Company issued 2,000,000 shares of common stock at $0.01 per share for proceeds of $20,000 under a private placement.

b)

On August 31, 2014, the Company issued an aggregate of 4,250,000 shares of common stock with a fair value of $25,925 to certain directors, officers and employees for agreeing to act as directors, officers or employees of the Company.

c)	During the quarter ending August 31, 2014, the Company received $50,000 for the subscription receivable for previously issued shares.

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

In July 2013, we entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru, South America. We subsequently entered into an updated Letter of Intent to acquire the project in May 2014. It was our intention to acquire 100% of the gold project, which has produced high grade ore in the past, and had engaged in some due diligence to qualify expectations and timelines. However, despite the execution of the Letter of Intent and numerous attempts to accommodate the vendors, the vendors failed to deliver essential information to us required to conduct a thorough technical and legal due diligence on the project and associated holding companies and, accordingly, we terminated negotiations to acquire the project in July 2014.

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

See our Annual Report on Form 10-K for the year ended May 31, 2014 for more information regarding our business.

Our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. As at August 31, 2014, we had cash of $34,370 and working capital of $25,763 and will require significant financing to pursue our exploration plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. In the event we are unable to obtain the required financing, we may be required to pursue other alternatives such as the sale of our company. An investment in our securities involves significant risks, our business may fail and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended August 31, 2014 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2014 filed with the SEC.

Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to August 31, 2014. As of August 31, 2014, we had an accumulated deficit of $9,300,267. We anticipate that we will not earn any revenues during the current fiscal year.

Expenses

Our total expenses increased to $75,271 for the three months ended August 31, 2014 from $26,059 for the three months ended August 31, 2013 due to an overall increase in our operations. General and administrative expenses increased to $36,119 in the three months ended August 31, 2014 from $20,623 in the three months ended August 31, 2013, and professional fees increased to $39,152 in the three months ended August 31, 2014 from $5,436 in the three months ended August 31, 2013, as we started on our review of the Buldibuyo Gold Project in Peru.

Net Loss

For the three months ended August 31, 2014, we recognized a net loss of $75,271, compared to $26,059 for the three months ended August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2014, we had cash of $34,370, working capital of $25,763, total assets of $34,370, total liabilities of $8,607 and an accumulated deficit of $9,300,267.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. During the three months ended August 31, 2014, financing activities provided cash of $70,000, compared to $0 in the three months ended August 31, 2013, from the sale of our common stock.

Operating Activities

Operating activities used cash of $68,736 for the three months ended August 31, 2014, compared to $16,585 for the three months ended August 31, 2013. A decrease in accounts payable and accrued liabilities used cash of $19,390 in the three months ended August 31, 2014, compared to an increase in same providing cash of $9,263 in the prior period.

Investing Activities

Investing activities did not use any cash in the three months ended August 31, 2014 or 2013.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. We also plan to dispose of the Byng and Tramp claims and may conduct a small exploration project on our Dome mineral claims. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. As at August 31, 2014, we had cash of $34,370 and working capital of $25,763 and will require significant financing to pursue our exploration plans.

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

Going Concern

Our consolidated financial statements for the period ended August 31, 2014 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of August 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of August 31, 2014, the following deficiencies were identified:

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

Changes in Internal Control

During the quarter ended August 31, 2014, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On October 13, 2014, we appointed Andrew Gasmier as interim Chief Financial Officer of our company in place of Allister Blyth, who resigned as Chief Financial Officer of our company for personal reasons. Mr. Gasmier currently serves as our President and Chief Executive Officer. There were no disagreements between our company and Mr. Blyth relating to our operations, policies or practices. A description of the business experience of Mr. Gasmier, and related party transactions and other information relating to Mr. Gasmier and our company is provided in our Annual Report on Form 10-K for the year ended May 31, 2014 filed with the SEC.

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

Tierra Grande Resources Inc.

/s/ Andrew Gasmier
Date: October 15, 2014	Andrew Gasmier
President