Form 10-Q
period 2014-11-30
Tierra Grande Resources Inc.
filed 2015-01-20
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [ x ]

As of January 19, 2015, the registrant’s outstanding common stock consisted of 107,019,712 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Tierra Grande Resources Inc.
November 30, 2014

Tierra Grande Resources Inc.
Consolidated Balance Sheets
(Unaudited)

	November 30,	May 31,
	2014	2014
ASSETS
Current Assets
Cash	$5,667	$33,106
Subscription receivable	–	50,000
Total Assets	$5,667	$83,106
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$8,267	$27,997
Total Liabilities	8,267	27,997
Stockholders’ (Deficit) Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value, None issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.0001 par value 107,019,712 shares and 100,769,712 shares issued and outstanding, respectively	10,702	10,077
Additional Paid-in Capital	9,315,328	9,270,028
Deficit	(9,328,630)	(9,224,996)
Total Stockholders’ (Deficit) Equity	(2,600)	55,109
Total Liabilities and Stockholders’ (Deficit) Equity	$5,667	$83,106

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
Consolidated Statements of Expenses
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013

Expenses

General and administrative	$10,235	$10,826	$46,354	$31,449
Exploration mineral property costs	–	65,009	–	65,009
Professional fees	18,128	18,416	57,280	23,852

Total Expenses	28,363	94,251	103,634	120,310

Net Loss	$(28,363)	$(94,251)	$(103,634)	$(120,310)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	107,019,712	88,572,000	103,921,000	83,644,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2014	2013
Operating Activities
Net loss	$(103,634)	$(120,310)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	–	478
Shares issued for services	25,925	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(19,730)	72,327
Prepaid expenses and other current assets	–	(300)
Net Cash Used in Operating Activities	(97,439)	(47,805)
Financing Activities
Proceeds from the issuance of common stock	70,000	140,000
Net Cash Provided by Financing Activities	70,000	140,000
(Decrease) Increase In Cash	(27,439)	92,195
Cash - Beginning of Period	33,106	39,983
Cash – End of Period	$5,667	$132,178
Supplemental Disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2014, the Company has working capital deficit of $2,600 and an accumulated deficit of $9,328,630. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at November 30, 2014, the Company had $5,667 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2014, and the results of its operations and cash flows for the three months and six months ended November 30, 2014 and 2013. The results of operations for the three months and six months ended November 30, 2014, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Common stock issued during the six months ended November 30, 2014:

	a)	On August 27, 2014, the Company issued 2,000,000 shares of common stock at $0.01 per share for proceeds of $20,000 under a private placement.

b)

On August 31, 2014, the Company issued an aggregate of 4,250,000 shares of common stock with a fair value of $25,925 to certain directors, officers and employees for agreeing to act as directors, officers or employees of the Company.

	c)	During the six months ended November 30, 2014, the Company received $50,000 for the subscription receivable for previously issued shares.

6.	Subsequent Event

On December 29, 2014, the directors of the Company authorized an increase in the Company’s authorized capital stock from 500,000,000 shares of common stock to 750,000,000 shares of common stock.

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

We have also entered a strategic alliance with Mining Plus Pty Ltd (“Mining Plus”), a leading firm of mining and geoscience consultants with offices in Australia, Canada and Peru, to assist in the identification, assessment and advancement of projects. We expect the alliance with Mining Plus to lead to other potential opportunities in line with our strategy, particularly in Australia. Via the strategic alliance with Mining Plus, we have ready access to over 50 seasoned mining industry professionals to assist in the potential advancement of projects.

Given our current financial condition and our focus in Peru and Australia, our interests in the Dome, Byng and Tramp claims in Canada have not been renewed. We may also pursue other alternatives such as the sale of our company by way of a merger or otherwise if a financially viable opportunity becomes available.

See our Annual Report on Form 10-K for the year ended May 31, 2014 for more information regarding our business.

Our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. We may also pursue other alternatives such as the sale of our company by way of a merger or otherwise if a financially viable opportunity becomes available and may require additional funds to pursue such an opportunity.

As at November 30, 2014, we had cash of $5,667 and a working capital deficit of $2,600 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. An investment in our securities involves significant risks, our business may fail and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended November 30, 2014 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2014 filed with the SEC.

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2014. As of November 30, 2014, we had an accumulated deficit of $9,328,630. We anticipate that we will not earn any revenues during the current fiscal year.

Expenses

Our total expenses decreased to $28,363 for the three months ended November 30, 2014 from $94,251 for the three months ended November 30, 2013 due to an overall decrease in our operations. We incurred $65,009 in mineral property costs relating to the Buldibuyo Gold Project in Peru in the three months ended November 30, 2013, compared to $0 in the comparative period in 2014 as we terminated negotiations to acquire the project in July 2014. General and administrative expenses were $10,235 in the three months ended November 30, 2014 compared to $10,826 in the three months ended November 30, 2013, and professional fees were $18,128 in the three months ended November 30, 2014 compared to $18,416 in the three months ended November 30, 2013.

Net Loss

For the three months ended November 30, 2014, we recognized a net loss of $28,363, compared to $94,251 for the three months ended November 30, 2013.

Six Months Ended November 30, 2014 Compared to Six Months Ended November 30, 2013

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to November 30, 2014. As of November 30, 2014, we had an accumulated deficit of $9,328,630. We anticipate that we will not earn any revenues during the current fiscal year.

Expenses

Our total expenses decreased to $103,634 for the six months ended November 30, 2014 from $120,310 for the six months ended November 30, 2013 due to an overall decrease in our operations. We incurred $65,009 in mineral property costs relating to the Buldibuyo Gold Project in Peru in the six months ended November 30, 2013, compared to $0 in the comparative period in 2014 as we terminated negotiations to acquire the project in July 2014. General and administrative expenses were $46,354 in the six months ended November 30, 2014 compared to $31,449 in the six months ended November 30, 2013, and professional fees were $57,280 in the six months ended November 30, 2014 compared to $23,852 in the six months ended November 30, 2013, as a result of the review of the Buldibuyo Gold Project.

Net Loss

For the six months ended November 30, 2014, we recognized a net loss of $103,634, compared to $120,310 for the six months ended November 30, 2013.

Liquidity and Capital Resources

As of November 30, 2014, we had cash of $5,667, a working capital deficit of $2,600, total assets of $5,667, total liabilities of $8,267 and an accumulated deficit of $9,328,630.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. During the six months ended November 30, 2014, financing activities provided cash of $70,000, compared to $140,000 in the six months ended November 30, 2013, from the sale of our common stock.

Operating Activities

Operating activities used cash of $97,439 for the six months ended November 30, 2014, compared to $47,805 for the six months ended November 30, 2013. A decrease in accounts payable and accrued liabilities used cash of $19,730 in the six months ended November 30, 2014, compared to an increase in same providing cash of $72,327 in the prior period.

Investing Activities

Investing activities did not use any cash in the six months ended November 30, 2014 or 2013.

We expect that our total expenses will increase over the next year as we increase our business operations. We do not anticipate generating any revenues over the next year. Our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. We may also pursue other alternatives such as the sale of our company by way of a merger or otherwise if a financially viable opportunity becomes available and may require additional funds to pursue such an opportunity.

As at November 30, 2014, we had cash of $5,667 and a working capital deficit of $2,600 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. An investment in our securities involves significant risks, our business may fail and you could lose your entire investment.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended November 30, 2014 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of November 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of November 30, 2014, the following deficiencies were identified:

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

Changes in Internal Control

During the quarter ended November 30, 2014, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Tierra Grande Resources Inc.

/s/ Andrew Gasmier
Date: January 19, 2015	Andrew Gasmier
President