Form 10-Q
period 2015-02-28
Tierra Grande Resources Inc.
filed 2015-04-16
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Yes [   ]   No [X]

As of April 15, 2015, the registrant’s outstanding common stock consisted of 114,119,712 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Tierra Grande Resources Inc.
February 28, 2015

Index
Consolidated Balance Sheets (Unaudited)	4
Consolidated Statements of Expenses (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated (Unaudited) Financial Statements	7

Tierra Grande Resources Inc.
Consolidated Balance Sheets
(Unaudited)

	February 28,	May 31,
	2015	2014
ASSETS
Current Assets
Cash	$28,280	$33,106
Subscription receivable	–	50,000
Total Assets	$28,280	$83,106
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,865	$27,997
Total Liabilities	10,865	27,997
Stockholders’ Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
None issued and outstanding	–	–
Common Stock, 750,000,000 shares authorized, $0.0001 par value
114,119,712 shares and 100,769,712 shares issued and outstanding, respectively	11,412	10,077
Additional Paid-in Capital	9,350,118	9,270,028
Deficit	(9,344,115)	(9,224,996)
Total Stockholders’ Equity	17,415	55,109
Total Liabilities and Stockholders’ Equity	$28,280	$83,106

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
Consolidated Statements of Expenses
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
Expenses
General and administrative	$11,454	$5,194	$57,808	$36,643
Exploration mineral property costs	–	–	–	65,009
Professional fees	4,031	32,005	61,311	55,857
Total Expenses	15,485	37,199	119,119	157,509
Net Loss Before Other Expenses	$(15,485)	$(37,199)	$(119,119)	$(157,509)
Other Expense
Impairment of website development costs	–	(5,500)	–	(5,500)
Net Loss	$(15,485)	$(42,699)	$(119,119)	$(163,009)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	109,544,000	92,936,000	105,775,000	86,707,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Tierra Grande Resources Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	February 28,	February 28,
	2015	2014
Operating Activities
Net loss	$(119,119)	$(163,009)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	–	745
Impairment of website development costs	–	5,500
Shares issued for services	25,925	–
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(17,132)	8,022
Net Cash Used in Operating Activities	(110,326)	(148,742)
Financing Activities
Proceeds from the issuance of common stock	105,500	170,000
Net Cash Provided by Financing Activities	105,500	170,000
(Decrease) Increase In Cash	(4,826)	21,258
Cash - Beginning of Period	33,106	39,983
Cash – End of Period	$28,280	$61,241
Supplemental Disclosures:
Interest paid	$–	$–
Income tax paid	$–	$–

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2015, the Company has an accumulated deficit of $9,344,115. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at February 28, 2015, the Company had $28,280 cash in the bank. The Company requires a minimum of $200,000 to proceed with their plan of operations over the next twelve months. If they achieve less than the full amount of financing that they require they will scale back planned exploration activities and day to day operations in order to reduce exploration expenses and general and administrative expenses to a level appropriate to the financial resources available. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected operating expenses for the next twelve months.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2015, and the results of its operations and cash flows for the three months and nine months ended February 28, 2015, and 2014. The results of operations for the three months and nine months ended February 28, 2015, are not necessarily indicative of the results to be expected for future quarters or the full year.

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

5.	Common Stock

Common stock issued during the nine months ended February 28, 2015:

Tierra Grande Resources Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

a)      On August 27, 2014, the Company issued 2,000,000 shares of common stock at $0.01 per share for proceeds of $20,000 under a private placement.

b)      On August 31, 2014, the Company issued an aggregate of 4,250,000 shares of common stock with a fair value of $25,925 to certain directors, officers and employees for agreeing to act as directors, officers or employees of the Company.Common Stock (continued)

c)      On December 29, 2014, the Company increased its authorized capital stock from 500,000,000 shares of common stock to 750,000,000 shares of common stock.

d)      On January 27, 2014, the Company issued 7,100,000 shares of common stock at $0.005 per share for proceeds of $35,500 under a private placement.

e)      During the nine months ended February 28, 2015, the Company received $50,000 for the subscription receivable for previously issued shares.

6.	Proposed Merger

On April 13, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VNUE, Inc., a company incorporated pursuant to the laws of the State of Washington (“VNUE”), and TGRI Merger Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, at the effective time, VNUE will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity that will succeed to all of the assets, liabilities and operations of VNUE and VNUE will effectively become our wholly-owned operating subsidiary (the “Merger”). At the effective time of the Merger, the outstanding shares of VNUE will automatically convert into the right to receive shares of Company common stock as consideration for the Merger, and the shareholders of VNUE will control approximately 80% of the Company’s outstanding stock.

The Merger Agreement contains customary terms and conditions for agreements of this type, including completion of due diligence by the parties and approval of the Merger by VNUE shareholders. At the effective time of the Merger, VNUE’s current officers and directors will be appointed as officers and directors of the Company. The Merger will become effective upon the completion of certain filings with the Secretary of State for the State of Nevada, which is expected to occur on or about April 30, 2015. There can be no assurance that the merger will be completed as proposed, or at all.

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

Our strategy has been to identify, acquire and advance assets that present near term cash-flow with the emphasis on creating early cash flow to enable our company to consider other projects.

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

We have continued to review what we believe to be opportunities with potential in Peru through our strategic alliance with ExploAndes S.A.C. (“ExploAndes”). ExploAndes is a leading firm of geology consultants and project logistics managers located in Peru assisting in the identification, assessment and advancement of projects in South America. ExploAndes has a proven track record of delivering professional services to the South American mining industry from mineral project review and assessment to project management.

We have also continued to review what we believe to be opportunities with potential in Australia through our strategic alliance with Mining Plus Pty Ltd (“Mining Plus”), a leading firm of mining and geoscience consultants with offices in Australia, Canada and Peru, that assist in the identification, assessment and advancement of projects. Through our strategic alliance with Mining Plus, we have ready access to over 50 seasoned mining industry professionals to assist in the potential identification and advancement of projects.

Given our current financial condition and our focus in Peru and Australia, our interests in the Dome, Byng and Tramp claims in Canada have not been renewed. See our Annual Report on Form 10-K for the year ended May 31, 2014 for more information regarding our business.

Proposed Merger

On April 13, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VNUE, Inc., a company incorporated pursuant to the laws of the State of Washington (“VNUE”), and TGRI Merger Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, at the effective time, VNUE will merge with and into Merger Sub, with Merger Sub continuing as the surviving entity that will succeed to all of the assets, liabilities and operations of VNUE and VNUE will effectively become our wholly-owned operating subsidiary (the “Merger”). At the effective time of the Merger, the outstanding shares of VNUE will automatically convert into the right to receive shares of Company common stock as consideration for the Merger, and the shareholders of VNUE will control approximately 80% of the Company’s outstanding stock.

The Merger Agreement contains customary terms and conditions for agreements of this type, including completion of due diligence by the parties and approval of the Merger by VNUE shareholders. At the effective time of the Merger, VNUE’s current officers and directors will be appointed as officers and directors of the Company. The Merger will become effective upon the completion of certain filings with the Secretary of State for the State of Nevada, which is expected to occur on or about April 30, 2015.

VNUE is a live music technology company and digital distribution network that brings artists; fans and the industry together by capturing live performances through an application-based platform. The VNUE app is available for download on all iOS devices. Artists use VNUE’s Front of House (FOH) iOS Application to easily record and upload audio of live performances for purchase by fans shortly following a show, while professional video can be available within 24 hours. By using the VNUE platform, artists create, market and distribute their shows while creating new revenue streams. Fans are able to connect with their favorite performers in a new way, discover new performances and listen to and watch their shows on their mobile devices, computer or TV.

A copy of the Merger Agreement is attached as Exhibit 2.1 to our Form 8-K filed with the SEC on April 14, 2015. The description of the Merger Agreement herein is qualified by the terms of the full text of the agreement and the terms thereof are incorporated herein by reference. There can be no assurance that the merger will be completed as proposed, or at all.

Plan of Operations

Our current plan of operations is to complete the merger and pursue the business of VUNE going forward. In the event the merger is not consummated, our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. We may also pursue other alternatives such as the sale of our company by way of a merger with another company or otherwise if a financially viable opportunity becomes available and may require additional funds to pursue such an opportunity.

As at February 28, 2015, we had cash of $28,280 and working capital of $17,415 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. An investment in our securities involves significant risks, our business may fail and you could lose your entire investment.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended February 28, 2015 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our most recent annual report on Form 10-K for the year ended May 31, 2014 filed with the SEC.

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 28, 2015. As of February 28, 2015, we had an accumulated deficit of $9,344,115. We anticipate that we will not earn any revenues during the current fiscal year.

Expenses

Our total expenses decreased to $15,485 for the three months ended February 28, 2015 from $37,199 for the three months ended February 28, 2014 due to an overall decrease in our operations. General and administrative expenses were $11,454 in the three months ended February 28, 2015, compared to $5,194 in the three months ended February 28, 2014, as we sought for other projects after termination of negotiations relating to the Buldibuyo Gold Project. Professional fees were $4,031 in the three months ended February 28, 2015, compared to $32,005 in the three months ended February 28, 2014, due to termination of negotiations relating to the Buldibuyo Gold Project. We also incurred a charge of $5,500 in the three months ended February 28, 2014 as we impaired our web site development costs as the web site was not built to operate as we anticipated.

Net Loss

For the three months ended February 28, 2015, we recognized a net loss of $15,485, compared to $42,699 for the three months ended February 28, 2014.

Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 28, 2014

Lack of Revenues

We have earned no revenues and have sustained operational losses since our inception on April 4, 2006 to February 28, 2015. As of February 28, 2015, we had an accumulated deficit of $9,344,115. We anticipate that we will not earn any revenues during the current fiscal year.

Expenses

Our total expenses decreased to $119,119 for the nine months ended February 28, 2015 from $157,509 for the nine months ended February 28, 2014 due to an overall decrease in our operations. We incurred $0 in mineral property costs in the nine months ended February 28, 2015, compared to $65,009 in mineral property costs relating to the Buldibuyo Gold Project in Peru in the nine months ended February 2014, as we terminated negotiations to acquire the project in July 2014.General and administrative expenses were $57,808 in the nine months ended February 28, 2015, compared to $36,643 in the nine months ended February 28, 2014, and professional fees were $61,311 in the nine months ended February 28, 2015, compared to $55,857 in the nine months ended February 28, 2014, as we sought for other projects after termination of negotiations relating to the Buldibuyo Gold Project. We also incurred a charge of $5,500 in the nine months ended February 28, 2014 as we impaired our web site development costs as the web site was not built to operate as we anticipated.

Net Loss

For the nine months ended February 28, 2015, we recognized a net loss of $119,119, compared to $163,009 for the nine months ended February 28, 2014.

Liquidity and Capital Resources

As of February 28, 2015, we had cash of $28,280, working capital of $17,415, total assets of $28,280, total liabilities of $10,865 and an accumulated deficit of $9,344,115.

Financing Activities

We have funded our operations primarily by a combination of private placements, advances from related parties and loans. During the nine months ended February 28, 2015, financing activities provided cash of $105,500, compared to $170,000 in the nine months ended February 28, 2014, from the sale of our common stock.

Operating Activities

Operating activities used cash of $110,326 for the nine months ended February 28, 2015, compared to $148,742 for the nine months ended February 28, 2014. A decrease in accounts payable and accrued liabilities used cash of $17,132 in the nine months ended February 28, 2015, compared to an increase in same providing cash of $8,022 in the nine months ended February 28, 2014. Shares issued for services provided cash of $25,925 in the current period, compared to $0 in the prior period. The impairment of web site development costs used cash of $0 in the period, compared to $5,500 in the prior period.

Investing Activities

Investing activities did not use any cash in the nine months ended February 28, 2015 or 2014.

Our current plan of operations is to complete the merger and pursue the business of VUNE going forward. In the event the merger is not consummated, our plan of operations for the next 12 months is to seek out, acquire, explore and potentially advance one or more projects with an emphasis on creating early cash flow for our business, whether by way of acquisition of full ownership, joint venture or other acceptable structure. In the event we consider a project worth pursuing, we expect we will require approximately $200,000 to conduct due diligence on the project and additional funds in the event we proceed with its acquisition. We may also pursue other alternatives such as the sale of our company by way of a merger with another company or otherwise if a financially viable opportunity becomes available and may require additional funds to pursue such an opportunity.

As at February 28, 2015, we had cash of $28,280 and working capital deficit of $17,415 and will require significant financing to pursue our plans. There can be no assurance that we will obtain the required financing, on terms acceptable to us or at all. An investment in our securities involves significant risks, our business may fail and you could lose your entire investment.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended February 28, 2015 have been prepared on a going concern basis and Note 2 to the statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation was carried out by our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of February 28, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on the assessment of the effectiveness of disclosure controls and procedures as of February 28, 2015, the following deficiencies were identified:

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

Changes in Internal Control

During the quarter ended February 28, 2015, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger among Tierra Grande Resources Inc., TGRI Merger Corp. and VNUE, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Form 8-K filed April 14, 2015 with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tierra Grande Resources Inc.

/s/ Andrew Gasmier
Date: April 16, 2015	Andrew Gasmier
President