Form 10-Q
period 2015-06-30
VNUE, Inc.
filed 2015-12-08
CIK 1376804

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

 Commission File No. 000-53462

VNUE, INC.

(Name of Registrant in its Charter)

Nevada	98-054-3851
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

104 West 29th Street, 11th Floor, New York, NY 10001

(Address of Principal Executive Offices)

Issuer’s Telephone Number: 857-777-6190

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

December 4, 2015

Common Voting Stock: 639,806,112

VNUE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2015

2

PART I

FINANCIAL INFORMATION

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's 8-K/A filed on November 4, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

3

Vnue, Inc.

June 30, 2015 and 2014

VNUE Inc.

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)

Assets
Current Assets
Cash	$125,251	$46
Prepaid expenses	187,370	-
Advances to related party	52,037	-

Total current assets	364,658	46

Intangible Assets
Intangible assets	354,000	354,000
Accumulated amortization	(17,700)	(5,900)

Intangible assets , net	336,300	348,100

Total assets	$700,958	$348,146

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$96,240	$105,943
Accrued expense	2,186	-
Note payable	50,000	-

Total current liabilities	148,426	105,943

Long-Term Liabilities
Advances from stockholders	24,745	86,736
Convertible notes payable, net	21,639	21,643
Derivative liabilities	96,451	215,748

Total long-term liabilities	142,835	324,127

Total liabilities	291,261	430,070

Commitment and contingencies

Stockholders' Equity (Deficit)
Preferred stock par value $0.0001: 20,000,000 shares authorized; 0 and 7,425,370 shares issued and outstanding, respectively	-	743
Common stock par value $0.0001: 750,000,000 shares authorized; 639,496,220 and 445,408,977 shares issued and outstanding, respectively	63,950	44,541
Additional paid-in capital	1,548,466	(75,827)

Accumulated deficit	(1,202,719)	(51,381)

Total Stockholders' Equity (Deficit)	409,697	(81,924)

Total Liabilities and Stockholders' Equity (Deficit)	$700,958	$348,146

See accompanying notes to the consolidated financial statements.

VNUE Inc.

Consolidated Statements of Operations

For the Six months ended June 30, 2015 and 2014

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$236	$126	$-	$-

Cost of sales	178,390	154,423	19,230	-

Gross margin	(178,154)	(154,297)	(19,230)	-

Operating expenses
Acquisition-related costs	819,105	819,105	-	-
Professional fees	137,980	104,435	12,594	-
General and administrative	42,214	32,540	24,775	72

Total operating expenses	999,299	956,080	37,369	72

Loss from Operations	(1,177,453)	(1,110,377)	(56,599)	(72)

Other (income) expenses
Change in fair value of derivative liability	(119,297)	(25,809)	-	-
Financing cost	50,000	-	-	-
Debt discount	40,996	23,201	-	-
Interest expense	2,186	2,186	-	-

Other (income) expenses, net	(26,115)	(422)	-	-

Loss before income tax provision	(1,151,338)	(1,109,955)	(56,599)	(72)

Income tax provision	-	-	-	-

Net loss	$(1,151,338)	$(1,109,955)	$(56,599)	$(72)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	483,102,290	518,901,465	445,408,977	445,408,977

See accompanying notes to the consolidated financial statements.

VNUE Inc.

Consolidated Statement of Changes in Members' Capital and Stockholders' Equity (Deficit)

For the six months ended June 30, 2015

(Unaudited)

	Preferred Stock par value $0.0001		Common Stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Members' Capital	Additional Paid-in Capital	Accumulated Deficit	Total Members' and Stockholders' Equity (Deficit)

Balance, December 31, 2013	-	$-	-	$-	$-	$-	$-	$-

Members' contributions					100,000			100,000

Founders' shares issued			434,827,877	43,483		(43,483)	-	-

Shares issued for membership transfer			10,581,100	1,058	(100,000)	98,942		-

Issuance of proferred shares for the acquisition of intangible assets on July 23, 2014	7,425,370	743				203,257		204,000

Net loss for the period from January 1, 2014 through December 2, 2014							(334,543)	(334,543)

Reclassification of accumulated deficit as of December 2, 2014 to additional paid-in capital						(334,543)	334,543	-

Net loss for the period from December 3, 2014 through December 31, 2014							(51,381)	(51,381)

Balance, December 31, 2014	7,425,370	743	445,408,977	44,541	-	(75,827)	(51,381)	(81,924)

Common shares issued for cash during quarter ended March 31, 2015			4,003,832	400		109,600		110,000

Common shares issued for cash during the period from April 1, 2015 thru May 28, 2015			20,977,309	2,098		574,222		576,320

Common shares issued for conversion of preferred shares on May 29, 2015	(7,425,370)	(743)	7,425,370	743				-

Reverse acquisition adjustment on May 29, 2015			126,866,348	12,687		(12,523)		164

Shares issued for acquisition-related costs on May 29, 2015			29,814,384	2,981		816,124		819,105

Shares issued for 3rd party consulting services on June 29, 2015			5,000,000	500		136,870		137,370

Net loss							(1,151,338)	(1,151,338)

Balance, June 30, 2015	-	$-	639,496,220	$63,950	$-	$1,548,466	$(1,202,719)	$409,697

See accompanying notes to the consolidated financial statements.

VNUE Inc.

Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(1,151,338)	$(56,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	11,800	-
Change in fair value of derivative liabilities	(119,297)	-
Note issued for financing cost	50,000	-
Debt discount	40,996	-
Shares issued for acquisition-related costs	819,105	-
Changes in operating assets and liabilities:
Prepaid expense	(50,000)	-
Accounts payable	(9,539)	25
Accrued expense	2,186	-

Net Cash Used in Operating Activities	(406,087)	(56,574)

Cash Flows from Investing Activities
Advances to related party	(52,037)	-

Net cash used in Investing Activities	(52,037)	-

Cash Flows from Financing Activities
Advances from (repayment to) stockholder	(61,991)	56,574
Repayment of convertible notes payable	(41,000)	-
Proceeds from issuance of common shares	686,320	-

Net Cash Provided by Financing Activities	583,329	56,574

Net Change in Cash	125,205	-

Cash - beginning of the reporting period	46	-

Cash - end of the reporting period	$125,251	$-

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash Financing and Investing Activities
Fully-vested, non-forfeitable shares issued to 3rd party for future services	$137,370	$-

See accompanying notes to the consolidated financial statements.

Vnue, Inc.

June 30, 2015 and 2014

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Vnue, Inc. (formerly Tierra Grande Resources, Inc.)

Vnue, Inc. (formerly Tierra Grande Resources, Inc.) ("VNUE", "TGRI", or the "Company") was incorporated under the laws of the State of Nevada on April 4, 2006. TGRI engaged in the acquisition and exploration of mineral properties and was inactive prior to the acquisition of Vnue, Inc. (a company incorporated under the laws of the State of Washington).

Vnue Washington and Consolidated Entities

Vnue, LLC

Vnue LLC ("Vnue LLC" or “Predecessor”) is a limited liability company organized under the laws of the State of Delaware on August 1, 2013 which began operations in January 2014. On December 3, 2014, Vnue LLC filed a certificate of merger and merged into VNUE Washington with VNUE Washington as the surviving corporation. VNUE LLC offers a technology driven solution for Artist, Venues and Festivals to automate the capturing, publishing and monetization of the content.

Vnue, Inc.

VNUE, Inc. ("VNUE Washington") was incorporated on October 16, 2014 under the laws of the State of Washington for the sole purpose of acquiring all of the membership interests of the Predecessor.

On December 3, 2014, the Company issued an aggregate of 7,800,001 shares of the newly formed corporation’s common stock to the members of the Predecessor for all of their membership interests in the Predecessor. No value was given to the common stock issued by the newly formed corporation. The acquisition process utilizes the capital structure of VNUE Washington and the assets and liabilities of the Predecessor, which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the United States Securities and Exchange Commission (the “SEC”), by reclassifying the Predecessor’s accumulated deficit of $334,543 at December 3, 2014 to additional paid-in capital.

The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the date of the incorporation of the Predecessor.

Vnue Technology Inc.

Vnue Technology Inc. ("Vnue Tech") was incorporated under the laws of the State of Washington on October 16, 2014, with VNUE Washington owning 90% of the shares and 10% owned by one of VNUE Washington's directors. Vnue Tech is currently inactive.

Vnue Media Inc.

Vnue Media Inc. ("Vnue Media") was incorporated under the laws of the State of Washington on October 16, 2014, with VNUE Washington owning 89% of the shares and 11% owned by one of VNUE Washington's directors. Vnue Media is currently inactive.

Acquisition of Vnue Washington Treated as a Reverse Acquisition

On May 29, 2015, Vnue, Inc. (formerly Tierra Grande Resources Inc.) (the “TGRI”) closed the Agreement and Plan of Merger (the “Merger Agreement”), initially entered into on April 13, 2015 with Vnue Washington and all of the stockholders of Vnue Washington.

Upon closing of the Merger Agreement a total of 507,629,872 shares of TGRI common stock were issued as follows: (i) all shares of Vnue Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger Agreement were automatically converted into and exchanged for an aggregate of 477,815,488 fully paid and non-assessable shares of TGRI common stock; and (ii) an aggregate of 29,814,384 shares of TGRI common stock were issued to Matheau J. W. Stout, Esq. as payment for services performed prior to and in connection with the Merger. The number of TGRI common shares issued to Vnue Washington's stockholders for the acquisition of all shares of Vnue Washington represented approximately 79.0% of the issued and outstanding common stock immediately after the closing of the Merger Agreement. The board of directors and the members of the management of TGRI resigned and the board of directors and the member of the management of Vnue Washington became the board of directors and the member of the management of the combined entities upon closing of the Merger Agreement.

As a result of the controlling financial interest of the former stockholders of Vnue Washington, for financial statement reporting purposes, the merger between TGRI and Vnue Washington was treated as a reverse acquisition, with Vnue Washington deemed the accounting acquirer and TGRI deemed the accounting acquiree under the acquisition method of accounting in accordance with Section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction in substance whereas the assets and liabilities of Vnue Washington (the accounting acquirer) are carried forward to TGRI (the legal acquirer and the reporting entity) at their carrying value before the combination and the equity structure (the number and type of equity interests issued) of Vnue Washington is being retroactively restated using the exchange ratio established in the Merger Agreement to reflect the number of shares of TGRI issued to effectuate the acquisition.  The number of common shares issued and outstanding and the amount recognized as issued equity interests in the consolidated financial statements is determined by adding the number of common shares deemed issued and the issued equity interests of Vnue Washington immediately prior to the business combination to the unredeemed shares and the fair value of TGRI determined in accordance with the guidance in ASC Section 805-40-55 applicable to business combinations, i.e. the equity structure (the number and type of equity interests issued) in the consolidated financial statements immediately post the combination reflects the equity structure of TGRI, including the equity interests the legal parent issued to effect the combination.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation – Unaudited Interim Financial Information

The unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of Vnue Washington for the year ended December 31, 2014 and notes thereto contained in Vnue Inc.’s Current Report amendment No. 1 to Form 8-K as filed with the SEC.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business;
(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are recorded as a deferred tax benefit. Management made this assumption based on its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.
(iv)	Estimates and assumptions used in valuation of derivative liabilities and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liabilities, share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Reverse Acquisition

Identification of the Accounting Acquirer

The Company considers factors in ASC paragraphs 805-10-55-10 through 55-15 in identifying accounting acquirer. The Company uses the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree. Other pertinent facts and circumstances also shall be considered in identifying the acquirer in a business combination effected by exchanging equity interests, including the following: a. The relative voting rights in the combined entity after the business combination. The acquirer usually is the combining entity whose owners as a group retain or receive the largest portion of the voting rights in the combined entity taking into consideration the existence of any unusual or special voting arrangements and options, warrants, or convertible securities. b. The existence of a large minority voting interest in the combined entity if no other owner or organized group of owners has a significant voting interest. The acquirer usually is the combining entity whose single owner or organized group of owners holds the largest minority voting interest in the combined entity. c. The composition of the governing body of the combined entity. The acquirer usually is the combining entity whose owners have the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity. d. The composition of the senior management of the combined entity. The acquirer usually is the combining entity whose former management dominates the management of the combined entity. e. The terms of the exchange of equity interests. The acquirer usually is the combining entity that pays a premium over the pre-combination fair value of the equity interests of the other combining entity or entities. The acquirer usually is the combining entity whose relative size (measured in, for example, assets, revenues, or earnings) is significantly larger than that of the other combining entity or entities.

Pursuant to ASC Paragraph 805-40-05-2 as one example of a reverse acquisition, a private operating entity may arrange for a public entity to acquire its equity interests in exchange for the equity interests of the public entity. In this situation, the public entity is the legal acquirer because it issued its equity interests, and the private entity is the legal acquiree because its equity interests were acquired. However, application of the guidance in paragraphs 805-10-55-11 through 55-15 results in identifying: a. The public entity as the acquiree for accounting purposes (the accounting acquiree) and b. The private entity as the acquirer for accounting purposes (the accounting acquirer).

Measuring the Consideration Transferred and Non-controlling Interest

Pursuant to ASC Paragraphs 805-40-30-2 and 30-3 in a reverse acquisition, the accounting acquirer usually issues no consideration for the acquiree. Instead, the accounting acquiree usually issues its equity shares to the owners of the accounting acquirer. Accordingly, the acquisition-date fair value of the consideration transferred by the accounting acquirer for its interest in the accounting acquiree is based on the number of equity interests the legal subsidiary would have had to issue to give the owners of the legal parent the same percentage equity interest in the combined entity that results from the reverse acquisition. The fair value of the number of equity interests calculated in that way can be used as the fair value of consideration transferred in exchange for the acquiree. The assets and liabilities of the legal acquiree are measured and recognized in the consolidated financial statements at their pre-combination carrying amounts (see paragraph 805-40-45-2(a)). Therefore, in a reverse acquisition the non-controlling interest reflects the non-controlling shareholders’ proportionate interest in the pre-combination carrying amounts of the legal acquiree’s net assets even though the non-controlling interests in other acquisitions are measured at their fair values at the acquisition date.

Acquisition-Related Costs

Pursuant to FASB ASC Paragraph 805-10-25-23 acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. The acquirer shall account for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities shall be recognized in accordance with other applicable GAAP.

Presentation of Consolidated Financial Statements Post Reverse Acquisition

Pursuant to ASC Paragraphs 805-40-45-1 and 45-2 consolidated financial statements following a reverse acquisition are issued under the name of the legal parent (accounting acquiree) but described in the notes as a continuation of the financial statements of the legal subsidiary (accounting acquirer), with one adjustment, which is to retroactively adjust the accounting acquirer’s legal capital to reflect the legal capital of the accounting acquiree. That adjustment is required to reflect the capital of the legal parent (the accounting acquiree). Comparative information presented in those consolidated financial statements also is retroactively adjusted to reflect the legal capital of the legal parent (accounting acquiree). The consolidated financial statements reflect all of the following: a. The assets and liabilities of the legal subsidiary (the accounting acquirer) recognized and measured at their pre-combination carrying amounts. b. The assets and liabilities of the legal parent (the accounting acquiree) recognized and measured in accordance with the guidance in Topic 805 "business combinations". c. The retained earnings and other equity balances of the legal subsidiary (accounting acquirer) before the business combination. d. The amount recognized as issued equity interests in the consolidated financial statements determined by adding the issued equity interest of the legal subsidiary (the accounting acquirer) outstanding immediately before the business combination to the fair value of the legal parent (accounting acquiree) determined in accordance with the guidance in this Topic applicable to business combinations. However, the equity structure (that is, the number and type of equity interests issued) reflects the equity structure of the legal parent (the accounting acquiree), including the equity interests the legal parent issued to effect the combination. Accordingly, the equity structure of the legal subsidiary (the accounting acquirer) is restated using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent (the accounting acquiree) issued in the reverse acquisition. e. The non-controlling interest’s proportionate share of the legal subsidiary’s (accounting acquirer’s) pre-combination carrying amounts of retained earnings and other equity interests as discussed in paragraphs 805-40-25-2 and 805-40-30-3.

Pursuant to ASC Paragraphs 805-40-45-4 and 45-5 In calculating the weighted-average number of common shares outstanding (the denominator of the earnings-per-share (“EPS”) calculation) during the period in which the reverse acquisition occurs: a. The number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. b. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period. The basic EPS for each comparative period before the acquisition date presented in the consolidated financial statements following a reverse acquisition shall be calculated by dividing (a) by (b): a. The income of the legal acquiree attributable to common shareholders in each of those periods. b. The legal acquiree’s historical weighted-average number of common shares outstanding multiplied by the exchange ratio established in the acquisition agreement.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company consolidates the following subsidiaries and/or entities:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

Vnue Inc. (formerly TGRI)	The State of Nevada	April 4, 2006 (May 29, 2015)	100%

Vnue Inc. (Vnue Washington)	The State of Washington	October 16, 2014	100%

Vnue LLC	The State of Washington	August 1, 2013 (December 3, 2014)	100%

Vnue Technology Inc.	The State of Washington	October 16, 2014	90%

Vnue Media Inc.	The State of Washington	October 16, 2014	89%

The consolidated financial statements include the accounts of the subsidiaries/entities as of reporting periods end date and for the reporting periods then ended from their respective dates of incorporation/formation, acquisition or disposition.

All inter-company balances and transactions have been eliminated.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair value because of the short maturity of this instrument.

The Company’s convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and December 31, 2014.

The Company’s Level 3 financial liabilities consist of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a Monte Carlo model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at the end of every reporting period and recognizes gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill. Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over or their estimated useful lives, the terms of the exclusive licenses and/or agreements, or the terms of legal lives of the respective assets as follows:

Estimated Useful Life (Years)

Intangible assets	15

Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Discount on Debt

The Company allocates the proceeds received from convertible debt instruments between the liability component and equity component, and records the conversion feature as a liability in accordance with subtopic 470-20 of the FASB Accounting Standards Codification (“Subtopic 470-20”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the conversion features and amortizes the discount using the effective interest rate method over the life of the debt instruments.

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 815-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

The Company marks to market the fair value of the remaining embedded derivative conversion features at each balance sheet date and records the change in the fair value of the remaining embedded derivative conversion features as other income or expense in the consolidated statements of operations.

The Company utilizes the Monte Carlo model that values the liability of the derivative conversion feature based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm. Black-Scholes valuation does not consider all of the terms of the instrument which may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives). The Monte Carlo model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the conversion features. The Monte Carlo model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on the underlying factors which led to potential scenarios. Probabilities were assigned to each scenario based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the conversion features.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Non-Controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in its majority-owned subsidiaries and controlled entities in the consolidated balance sheets within the equity section, separately from the Company’s stockholders’ equity. Non-controlling interest represents the non-controlling interest holders’ proportionate share of the equity of the Company’s majority-owned subsidiaries and controlled entities. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate share of the earnings or losses and other comprehensive income (loss) and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraphs 505-50-25-6 through 505-50-25-8 a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). An entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments.

Pursuant to Paragraph 505-50-25-9 a recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued; however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument ("instrument") with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the instrument.

b.	The expected term of the instrument, taking into account both the contractual term of the instrument and the effects of instrument holder's expected exercise behavior: Pursuant to ASC Paragraph 718-10-50-2(f)(2)(i) the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Deferred Tax Assets and Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangements are as follows:

	Contingent shares issuance arrangements
	For the Reporting Period Ended June 30, 2015	For the Reporting Period Ended June 30, 2014

Convertible notes payable (*)	4,362,162	-

Convertible preferred stock (**)	-	7,425,370

Total contingent shares issuance arrangement	4,362,162	7,425,370

(*) The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis.

(**) One preferred share is convertible to one common share.

There were 2,360,160 and 7,425,370 incremental common shares under the treasury stock method for the reporting period ended June 30, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)
2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations
3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.          Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.          Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.          Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.          Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.          Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.          Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “ Derivatives and Hedging (Topic 815) : Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”).

The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

In February 2015, the FASB issued the FASB Accounting Standards Update No. 2015-02 “ Consolidation (Topic 810) -Amendments to the Consolidation Analysis” (“ASU 2015-02”) to improve certain areas of consolidation guidance for reporting organizations (i.e., public, private, and not-for-profit) that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (e.g., collateralized debt/loan obligations).   All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

•	Eliminating the presumption that a general partner should consolidate a limited partnership.
•	Eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model).
•	Clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. Note: a VIE is a legal entity in which consolidation is not based on a majority of voting rights.
•	Amending the guidance for assessing how related party relationships affect VIE consolidation analysis.
•	Excluding certain money market funds from the consolidation guidance.

The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period.

In April 2015, the FASB issued the FASB Accounting Standards Update No. 2015-03 “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).

To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.

For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”).

The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Currently, management is focused on the development of VNUE’s platform, raising capital, and signing contracts with select music industry leaders. The Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to continually increase its customer base and realize increased revenues from recently signed contracts.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Intangible Assets

Entry into an Asset Purchase Agreement

On July 23, 2014, the Company entered into an Asset purchase agreement with Lively, LLC (the “Agreement”), whereby the Company acquired certain assets of Lively, LLC for consideration of (i) cash payment of $150,000 and (ii) Preferred shares with a fair market value of $250,000 at the time of the issuance. Assets purchased included: a) software, inventions, customers, customer lists, development, documents and records, designs, claims, intellectual property rights, distribution rights and merchandising rights; b) all copyright, patents, trademarks, trade names, logos or service marks and other intangible property and rights.

Consideration of the Asset Purchase Agreement

The Company issued 133,334 preferred shares of Vnue Washington to Lively LLC to satisfy the consideration (ii) for the acquisition of the intangible assets which were valued at $1.53 per share, the most recent PPM price per common share from the subsequent sale of Vnue Washington's common stock as a Vnue Washington's preferred share is convertible to a common share on a 1 to 1 basis and the business has not changed between July 2014, the date of acquisition of the assets and April 2015, the date of the equity financing. The Company recorded the intangible assets of $354,000 including (i) $150,000 in cash and (ii) $204,000 in Vnue Washington's preferred shares.

Impairment Testing and Amortization Expense

(i)   Impairment Testing

The Company acquired the intangible assets in July 2014 and is in the process of developing the technology for its commercial operations and the management of the Company determined that there was no impairment of such assets at December 31, 2014.

No events or changes in circumstances have occurred through June 30, 2015 to indicate that its carrying amount may not be recoverable.

(ii)  Amortization Expense

Amortization expense was $11,800 and $0 for the reporting period ended June 30, 2015 and 2014, respectively.

Note 5 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholders

Matthew Carona	President, CEO and significant shareholder	(i) Advances/Repayments	(i) Working capital

Collin Howard	CFO	(i) Note payable/Repayments	(i) Working capital

Chris Mann	Significant shareholder	(i) Notes payable/Repayments	(i) Working capital

Lou Mann (*)	Father of Mr. Chris Mann	None	N/A

Entities

Broadcasting Institute of Maryland ("BIM")	An entity controlled by Lou Mann	(i) Advances to BIM	(i) planned collaboration

(*) Mr. Lou Mann resigned as President and Director of the Company on August 26, 2015.

Advances from President, CEO and Significant Stockholder

From time to time, President, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Convertible Notes Payable to the Officers and Directors

The Company issued convertible notes to the Officers and Directors of the Company for working capital purpose with 0% interest. The notes are convertible at variable prices and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted.

Advances to BIM

The Company advanced $52,037 in aggregate to BIM ("BIM Advances") for planned collaboration during the reporting period ended June 30, 2015. On August 26, 2015 the Company entered into a share transfer agreement with Louis Mann (“MANN”), then president and CEO of the Company, whereby Mann returned 21,885,591 Common Shares to the Company in exchange for the advances, and Mann resigned from his respective officer and director positions with the Company.

Note 6 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2015	December 31, 2014

On August 14, 2014 and August 20, 2014 the Company issued three convertible notes to three note holders in the principal amount of $5,000, $10,000 and $10,000 with interest at 10% per annum. Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted.	$25,000	$25.000

On August 31, 2014, the Company issued a convertible note to the CFO bearing 0% interest in the amount of $15,000. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The Company repaid $13,500 of the note during the six months ended June 30, 2015.	1,500	15,000

Two convertible notes with a director bearing 0% interest were issued on August 31, 2014 in the amounts of $35,000 and $21,000, respectively. Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The Company repaid $27,500 of the note during the six months ended June 30, 2015.	28,500	56,000

Face amount	55,000	96,000

Discount representing the derivative liability on conversion features	(55,000)	(96,000)

Accumulated amortization of discount of convertible notes payable (*)	21,639	21,643

Remaining discount	(33,361)	(74,357)

Convertible notes payable, net	$21,639	$21,643

(*) The discount is being amortized using the effective interest rate method over the life of the debt instruments.

Note 7 – Derivative Instruments and the Fair Value of Financial Instruments

In August of 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Holders”) for an aggregate of $96,000 in Convertible Promissory Notes (“Securities”). The Company issued 6 convertible debt instruments with variable conversion prices with reset provisions. The notes convert at a percent of future financing and/or pre-money valuations on a full dilution basis therefore the Company has an indeterminate number of shares required to settle the notes in shares and is a derivative instrument as of issuance. In addition, since this note has an indeterminate number of shares to settle the note in shares this qualifies the convertible debt instruments as derivative instrument as of the issuance.

Under the Agreements, the holders of the Convertible Promissory Notes have the following terms and conditions:

1. If not previously converted, all outstanding principal and accrued interest under a given Note will be due and payable on demand by the Holder at any time after the earlier of (i) 36 months following issuance of such Note (the "Maturity Date") or {ii) the consummation of a Corporate Transaction (sale of substantially all of the Company's assets or stock; an IPO by the Company; merger of the Company; or a liquidation/dissolution).

2. The Notes accrue interest at a rate of 0% to 10% per annum compounded annually.

3. The Note is convertible as follows: (a) If the Note is converted upon the Next Equity Financing, shares of the same class of stock issued to investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, shares of common stock of the Company; or (c) if the Note is converted as part of a Maturity Conversion, units of Class A limited liability company membership interest ("Class A Units").

4. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre- money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis.

5. If the Next Equity Financing or a Corporate Transaction has not occurred on or before the Maturity Date, and the Note has not been repaid in full, the outstanding balance will, at the Holder's election, be (a) due and payable in full or (b) converted into Conversion Security.

Valuation of Derivative Financial Instruments

(1)	Valuation Methodology

The Company has utilized a third party valuation consultant to assist the Company to fair value the derivative financial instruments. The company uses Monte Carlo models that value the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash or stock) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and constant volatility. The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of derivative is derived from path dependent scenarios and outcomes.

The features in the Notes that were analyzed and incorporated into the model included the conversion feature with the adjustable conversion price and redemption provisions (at the option of the Holder). Based on these features, there are two primary events that can occur: the Holder converts the note or the Holder redeems the note.

The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, and timing and pricing of reset events over the remaining term of the note based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability for that simulation. For each valuation, 10,000 simulations were run and the results were averaged to determine the derivative liability as of the date of each valuation.

(2)	Valuation Assumptions

The convertible notes were valued at issuance (potentially convertible if a financing event occurred in the period) and also at the quarterly periods with the following assumptions:

- The stock price was based on the Private Placement dated January 1, 2015 which raised $686,320 at $1.53 per VNUE Washington Common S tock share price with 9,491,961 issued / outstanding and using the TGRI capitalization of 477,815,488issued / outstanding with a Common Stock share price of $0.0304.

- The stock projections are based on the comparable company annual volatilities for each date. These volatilities were in the 120 – 130% range:

	1 year		1 year
12/31/14	119%	5/4/15	131%

2/9/15	120%	5/29/15	130%

3/31/15	122%	6/30/15	130%

4/27/15	128%	6/30/15	130%

-The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and an constant volatility, starting with the $0.03 market stock price at each valuation date;

-The public market price of $0.02 was utilized in the stock price projection as of 6/30/15

- An event of default would not occur during the remaining term of the note;

- Conversion of the notes to stock would occur only at maturity if the Note was in the money and a reset event had occurred - either the Next Financing or Corporate Transaction;

- Redemption would have no derivative value since no penalty or interest rate adjustment exist in these Notes;

- Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

-The Note is convertible as follows: (a) if the Note is converted upon the Next Equity Financing, shares of the same class of stock issued to investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, shares of common stock; or (c) if the Note is converted as part of a Maturity Conversion.

- The Note Conversion Price is based on the following: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre- money" valuation of $8,000,000 by the number of shares outstanding prior to such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units/shares (restricted and non-restricted) outstanding prior to such conversion, on a fully diluted basis.

- If the Next Equity Financing or a Corporate Transaction has not occurred on or before the Maturity Date, and the Note has not been repaid in full, the outstanding balance will, at the Holder's election, be (a) due and payable in full or (b) converted into Conversion Security.

The conversion price adjustments from the Next Financing and Corporate Transaction (the IPO/Reverse Merger on May 29, 2015) and cash requirements since the IPO are:

As a result of the reverse merger and Corporate Transaction with Tierra Grande Resources Inc. (TGRI stock symbol), 634,345,251 issued and outstanding common shares existed following the Closing of the Merger with VNUE on 5/29/15.

As of May 29, 2015 the conversion price assuming an $8 million pre-money valuation and 634,345,251 shares outstanding was $0.01261. The conversion may reset up through maturity assuming the same $8 million pre-money value and the fully diluted shares outstanding at that time.

The Company has no further projected financings in the form of private placements.

As of June 30, 2015 and December 31, 2014, the estimated fair value of derivative liabilities on convertible notes was $96,451 and $215,748, respectively.

The following table summarizes the change of fair value of the derivative liabilities.

Balance at January 1, 2015	$(215,748)
To record derivative liabilities as debt discount
Change in fair value of derivative liabilities	59,639
Settlement of derivative liability due to repayments of related notes	59,658
Balance at June 30, 2015	$(96,451)

Note 8 –Note Payable

On June 15, 2015, as a condition for the execution of the Equity Purchase Agreement by Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate of 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance.

Note 9 – Commitment and Contingencies

Graphic Design Service Agreement with Flint

On May 1, 2015, the Company entered into a graphic design service agreement with Flint (the "Consultant") for a period of one year starting on May 1, 2015. Under the Agreement, the Company engaged the Consultant as an independent contractor to provide graphic design services. The Company will compensate the Consultant $16,000 per month.

For the quarter ended June 30, 2015 the Company recorded $32,100 in cost of sales under this Agreement.

Consulting Agreement with 2 Doors Management

Prior to May 5, 2015 2 Doors Management provided certain consulting services to the Company on as needed basis without a written agreement.

On May 5, 2015, the Company entered into a consulting agreement with 2 Doors Management (the "Consultant") for a minimum period of 12 months starting on May 5, 2015. Under the Agreement, the Company engaged the Consultant as an independent contractor to develop venue partnerships, artists' onboard strategy, and facilitate recording of live shows on an ongoing basis. The Company will compensate the Consultant $17,500 per month for a 12 month period plus a monthly invoice paid out to the film crew at $1,500 per show.

For the quarter ended June 30, 2015 the Company recorded $58,950 in cost of sales under this Agreement.

Employment Agreement with Christopher Nocera

On June 24, 2015, the Company entered into an Executive Employment Agreement with Dr. Christopher Nocera, who will serve as the Company’s Chief Information Officer for an initial term of one year with renewal option. As compensation for the services to be rendered by the Executive, the Company shall pay the Executive at an annual base salary rate of Ninety-Five Thousand Dollars ($95,000) per year. Beginning on the first anniversary of the date of the initial salary increase and continuing on each anniversary of the increase date, Base Salary shall be increased by an amount no less than five percent (5%) times the Base Salary then in effect, plus any additional amount determined by the Company’s Board of Directors.

For the quarter ended June 30, 2015 the Company not recorded $0 in officer's compensation under this Agreement.

Note 10 – Stockholders’ Equity (Deficit)

Shares Authorized

Upon formation the total number of shares of all classes of stock the Company is authorized to issue is twenty Million (20,000,000) shares of Preferred Stock, par value $0.0001 per share and eighty Million (80,000,000) shares of Common Stock, par value $0.0001 per share.

January 31, 2011 Certificate of Amendment

On January 31, 2011 the Company filed Certificate of Amendment to Articles of Incorporation and changed the aggregate of number of common shares of the Company is authorized to issue to three hundred million (300,000,000) shares, par value $0.0001 per share.

April 8, 2013 Certificate of Amendment

On April 8, 2013 the Company filed Certificate of Amendment to Articles of Incorporation and changed the aggregate of number of common shares of the Company is authorized to issue to five hundred million (500,000,000) shares, par value $0.0001 per share.

January 20, 2015 Certificate of Amendment

On January 20, 2015 the Company filed Certificate of Amendment to Articles of Incorporation and changed the aggregate of number of common shares of the Company is authorized to issue to seven hundred and fifty million (750,000,000) shares, par value $0.0001 per share.

Common Stock

During the period from January 1, 2015 to May 28, 2015, the Company deemed to have sold 24,981,141 shares of its common stock (448,575 shares of Vnue Washington's common stock) at $686,320 in aggregate for cash.

Immediately prior to the closing of the Merger Agreement on May 29, 2015, the Company had 126,866,348 common shares issued and outstanding.

Upon consummation of the Merger Agreement on May 29, 2015, the Company issued (i) 477,815,488 fully paid and non-assessable shares of TGRI common stock shares for the acquisition of all shares of Vnue Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger Agreement; and (ii) 29,814,384 fully paid and non-assessable shares of TGRI common stock to Matheau J. W. Stout, Esq. as payment for services performed prior to and in connection with the Merger.

The Company valued the 29,814,384 acquisition-cost related shares at the most recent PPM price, or $819,105 and recorded this amount as acquisition-related costs pursuant to FASB ASC Paragraph 805-10-25-23.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

Consulting Agreement

On June 29, 2015, the Company entered into a Consulting Agreement with Shenandoah Funding, LLC (“Consultant”) with the following key terms and conditions:

Section 1 Consulting Services: Under the Agreement, the Company engaged the Consultant as an independent contractor to provide investor relations advisory services for the Company.

Section 2 The Consultant has been providing services informally for VNUE for several weeks and will continue to provide services to VNUE for a twelve (12) months period beginning on July 1, 2015. The Company will compensate the Consultant for a total issuance of Five Million (5,000,000) shares. For the purpose of SEC Rule 144, the Consultant shall be deemed to have fully earned and paid for such shares on the date of execution of this agreement.

Accounting treatment of the share-based compensation: The Company valued these shares at the most recent PPM price, or $137,370 and recorded this amount as prepaid consulting fees and ratably amortizes the amount over the term of the service. For the quarter ended June 30, 2015 the Company did not recognize any consulting fee under this agreement.

Equity Purchase Agreement with Tarpon Bay Partners, LLC

On June 15, 2015, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”).  Under the terms of the Equity Purchase Agreement, Tarpon will purchase, at the Company's election, up to $5,000,000 of the Company's registered common stock (the “Shares”).

During the term of the Equity Purchase Agreement, the Company may at any time deliver a “put notice” to Tarpon thereby requiring Tarpon to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Tarpon shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 90% of the lowest Closing Price during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Tarpon shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Tarpon, would result in Tarpon owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Tarpon may not execute any short sales of the Company's common stock. Further, the Company has the right, but never the obligation to draw down.

The Equity Purchase Agreement shall terminate (i) on the date on which Tarpon shall have purchased Shares pursuant to the Equity Purchase Agreement for an aggregate Purchase Price of $5,000,000, or (ii) on the date occurring 24 months from the date on which the Equity Purchase Agreement was executed and delivered by the Company and Tarpon.

As a condition for the execution of the Equity Purchase Agreement by Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate of 10% per annum and a maturity date of December 31, 2015.

Registration Rights Agreement with Tarpon Bay Partners, LLC

In addition, on June 15, 2015, the Company and Tarpon entered into a Registration Rights Agreement (the “Registration Agreement”). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 120 days of June 15, 2015. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Tarpon may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Tarpon no longer owns any of the Shares.

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

Settlement and Release Agreement

On July 23, 2015, the Company reached a Settlement and Release Agreement with Dean Graziano (“GRAZIANO”) after learning that GRAZIANO might assert claims for equity or compensation against the Company or its subsidiary VNUE Washington and that such claims were not contained in the transaction documents surrounding the purchase of the intangible assets of Lively, LLC (“LIVELY”) closed on July 23, 2014. Under the terms of the settlement, GRAZIANO agreed to resolve any and all claims, damages, causes of action, suits and costs, of whatever nature, character or description, whether known or unknown, anticipated or unanticipated, whether or not directly or indirectly related to the purchase of the LIVELY assets, or to any alleged verbal understandings of promises of employment, advisory roles, or equity, which GRAZIANO may now have or may hereafter have or claim to have against VNUE, and its subsidiaries (the “GRAZIANO CLAIMS”) in exchange for Three Million Five Hundred Thousand (3,500,000) Shares (the “SETTLEMENT SHARES”). VNUE and GRAZIANO agreed that delivery of the Settlement Shares pursuant to the conditions set forth therein shall satisfy VNUE’s obligation in full regarding any and all GRAZIANO CLAIMS. On July 27, 2015 the Company's board passed the resolution and issued the Settlement Shares to GRAZIANO.

Accounting treatment of the shares granted: The Company valued the 3,500,000 shares of its common stock at the most recent PPM price, or $96,159 and recorded this amount as settlement of claims upon execution of this agreement.

Consulting Agreement

On July 27, 2015, the Company entered into a Consulting Agreement with PanAmerica Global, LLC (“Consultant”) with the following key terms and conditions:

Section 1 Consulting Services: Under the Agreement, the Company engaged the Consultant as an independent contractor to provide investor relations advisory services for the Company.

Section 2 Consulting Fees: A. The Consultant has been providing services informally for VNUE for several weeks and will continue to provide services to VNUE for a twelve (12) months period beginning on August 1, 2015. Both parties agree to a firm commitment for the First Three Months (August, September, and October 2015) and thereafter, either party can cancel this agreement upon a 30 days notice. B. Upfront Fees. The Company will compensate the Consultant in the amount of Two Million Five Hundred Thousand (2,500,000) shares for service already performed. For the purpose of SEC Rule 144, the Consultant shall be deemed to have fully earned and paid for such shares on the date of execution of this agreement. C. Monthly Fees. The Company will also compensate the Consultant on a monthly basis beginning on August 1, 2015 by the issuance of 791,667 shares on the first day of subsequent month until expiration of the Term,

Accounting treatment of the share-based compensation: The Company valued the 2,500,000 upfront shares at the most recent PPM price, or $68,685 and recorded this amount as consulting fees upon execution of this agreement as these shares were issued for service already performed.

Share Transfer Agreement

Following the Closing of the Merger, VNUE advanced a total of $52,037 in funds to Broadcasting Institute of Maryland ("BIM") at Louis Mann’s request for the payment of certain BIM operating expenses (the “BIM Advances”). On August 26, 2015 the Company entered into a share transfer agreement with Louis Mann (“MANN”), then president and CEO of the Company, whereby Mann returned 21,885,591 Common Shares to the Company for the advance and resigned from his respective officer and director positions with the Company.

Advisory Agreement

On August 26, 2015, the Company entered into an Advisory Agreement with MANN. Such Advisory Agreement provides for MANN’s continued and ongoing advisory services to the Company until December 31, 2015 and MANN will be paid Twenty-Five Thousand Dollars ($25,000) for providing such Advisory Services, which is due and payable on or before December 31, 2015. If such Advisor’s Fee is not paid within Four (4) Months following the end of the Term, the Company may elect to issue MANN Twenty-Five Thousand Dollars ($25,000) worth of the Company’s common stock as payment in full for services rendered under this Agreement. If stock is issued to MANN in lieu of cash, the value of such stock shall be determined by using the closing price published by OTCMarkets.com on December 31, 2015.

Employment Agreement

On September 9, 2015, the Company entered into an Executive Employment Agreement with Peter W. Slavish, who will serve as the Company’s Chief Content Officer for a term of one year. As compensation for the services to be rendered by the Executive hereunder, (I) The Company shall pay the Executive at an annual base salary (the “Base Salary”) rate of Ninety-Five Thousand Dollars ($95,000) per year, payable in biweekly installments on the 1st and 15th of each month. Beginning on the first anniversary of the date of the initial salary increase and continuing on each anniversary of the increase date, Base Salary shall be increased by an amount no less than five percent (5%) times the Base Salary then in effect, plus any additional amount determined by the Company’s Board of Directors. (II) The Executive shall be entitled to One Million (1,000,000) shares of common stock upon signing the Agreement.

Accounting treatment of the shares granted: The Company valued the 1,000,000 shares of its common stock at the most recent PPM price, or $27,474 and recorded this amount as Officer's compensation upon execution of this agreement.

Promotion Agreement

On September 10, 2015, the Company entered into a Promotion Agreement with BookingEntertainment.com for a term of One (1) Year to secure contracts with Thirty (30) live music venues.

Under the terms of the Promotion Agreement, the Company shall pay BookingEntertainment.com Two Thousand Five Hundred Dollars ($2,500) for each One (1) Year contract secured per venue and Five Thousand Dollars ($5,000) for each Two (2) Year contract secured per venue, with payment due to the Promoter within Thirty (30) Days from the date on which each such contract is countersigned.

The Promotion Agreement also compensates BookingEntertainment.com through the issuance of the Company’s common stock under a series of performance benchmarks outlined in Section 2. Under such performance benchmarks, BookingEntertainment.com will earn a total of Three Million (3,000,000) shares of the Company’s common stock for securing contracts with the Thirty (30) live music venues. In addition, if Ten (10) of those venues sign contracts before January 16, 2016, BookingEntertainment.com shall receive a bonus of Three Hundred Thousand (300,000) shares of the Company’s common stock.

Advisory Agreement

On September 10, 2015, the Company entered into An Advisory Agreement with Steve Einzig, the Founder, President and CEO of BookingEntertainment.com.

The Advisory Agreement is effective September 10, 2015 and has a term of One (1) Year, during which Mr. Einzig will work directly with the Directors and Officers of the Company on a strategic level, while leveraging his skills, expertise, experience and abilities in the music and entertainment business.

Under the terms of the Advisory Agreement, VNUE will compensate Mr. Einzig in the amount of Fifty Thousand Dollars ($50,000) worth of the Company’s common stock as payment in full for services rendered during the Term. The number of common stock shares awarded to Mr. Einzig shall be determined by using the closing price published by OTCMarkets.com on the final trading day during the Term of the Agreement.

Artist agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm,

The Artist Agreement is effective October 27, 2015 and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby.

License agreement

On November 2, 2015, the Company entered into a License Agreement with Universal Music Corp. (“Universal”).

The License Agreement is effective September 8, 2015, and has a term of Two (2) Years from the Effective Date. Under the terms of the License Agreement, Universal is granting to VNUE a non-exclusive, non-transferable, non-sublicensable license to create and distribute content using certain Universal compositions, more specified in the Grant of Right’s section of the License Agreement.

The Company will then market and sell this content via the VNUE Service at certain agreed upon price points more specifically described in the Business Model and Price Points Section of the License Agreement, and the Company shall pay Universal royalties for each sale of the content as specified in the Royalty Rates section of the License Agreement.

In accordance with the Minimum Guarantee provision of the License Agreement, the Company shall pay to Universal a minimum first year fee of Fifty Thousand Dollars ($50,000), which is due within 10 days of execution and a second year minimum fee of Fifty Thousand Dollars ($50,000), which is due upon the commencement of the second year of the Term. The Company paid the minimum first year fee of Fifty Thousand Dollars ($50,000.00) to Universal on November 10, 2015.

Sale of Common Shares for Cash

On September 24, 2015, the Company sold 2,666,667 shares of its common stock to an investor at $0.015 per share, or $40,000 for cash.

During the period from November 5, 2015 to November 23, 2015, the Company sold 8,675,213 shares of its common stock in aggregate to three investors at the price ranging from $0.012 to $0.026 per share, or $135,000 for cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

The statements in this quarterly report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 , as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

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

Presentation of Information

As used in this quarterly report, the terms "we", "us", "our" and the “Company” mean VNUE, Inc. and its subsidiaries, unless the context requires otherwise.

All dollar amounts in this quarterly report refer to US dollars unless otherwise indicated.

Overview

Following the Merger on May 29, 2015, we now carry on business as a live entertainment music service company which brings bands and fans together by capturing professional quality audio and video recordings of live performances and delivers the experience of a venue to your home and hand.

By streamlining the processes of curation, clearing, capturing, distribution & monetization, VNUE manages and simplifies the complexities of the music ecosystem.

VNUE captures content through its Front of House mobile application and provides world-wide distribution and monetization through a suite of mobile, web administration applications, allowing an artist to seamlessly deliver and sell their live performances directly to the fans who attend their shows.

While VNUE is primarily being used in live music venues, we are also branching into many other entertainment experiences such as comedy, plays, musicals, university lectures, professional demonstrations and panel discussions, as well as action sports and much more.

Business Model Prior to the Merger

The Company was incorporated in the State of Nevada on April 4, 2006. Prior to the Merger, we were engaged in the acquisition and exploration of mineral properties since our inception. Under that prior business model, the Company did not generate any revenues and incurred losses since inception.

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

Prior to the Merger, the Company’s strategy had been to identify, acquire and advance assets that present near term cash-flow with the emphasis on creating early cash flow to enable the Company to consider other projects.

In July 2013, prior management entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru, South America. The Company subsequently entered into an updated Letter of Intent to acquire the project in May 2014. It was the Company’s intention to acquire 100% of the gold project, which had produced high grade ore in the past, and had engaged in some due diligence to qualify expectations and timelines. However, despite the execution of the Letter of Intent and numerous attempts to accommodate the vendors, the vendors failed to deliver essential information to us required to conduct a thorough technical and legal due diligence on the project and associated holding companies and, accordingly, we terminated negotiations to acquire the project in July 2014.

The Merger on May 29, 2015 with VNUE, Inc.

As reported in the Form 8-K dated April 14, 2015, Tierra Grande Resources Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), on April 13, 2015 with VNUE, Inc., a company incorporated pursuant to the laws of the State of Washington (“VNUE”), and TGRI Merger Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”).

On April 30, 2015, the Company filed an 8-K announcing the extension of the deadline to close on the Merger Agreement until May 30, 2015.

On May 29, 2015, Vnue, Inc. (formerly Tierra Grande Resources Inc.) (“TGRI”) closed the Agreement and Plan of Merger (the “Merger Agreement”), initially entered into on April 13, 2015 with Vnue Washington and all of the stockholders of Vnue Washington.

Upon closing of the Merger Agreement a total of 507,629,872 shares of TGRI common stock were issued as follows: (i) all shares of Vnue Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger Agreement were automatically converted into and exchanged for an aggregate of 477,815,488 fully paid and non-assessable shares of TGRI common stock; and (ii) an aggregate of 29,814,384 shares of TGRI common stock were issued to Matheau J. W. Stout, Esq. as payment for services performed prior to and in connection with the Merger. The number of TGRI common shares issued to Vnue Washington's stockholders for the acquisition of all shares of Vnue Washington represented approximately 79.0% of the issued and outstanding common stock immediately after the closing of the Merger Agreement. The board of directors and the members of the management of TGRI resigned and the board of directors and the member of the management of Vnue Washington became the board of directors and the member of the management of the combined entities upon closing of the Merger Agreement.

As a result of the controlling financial interest of the former stockholders of Vnue Washington, for financial statement reporting purposes, the merger between TGRI and Vnue Washington was treated as a reverse acquisition, with Vnue Washington deemed the accounting acquirer and TGRI deemed the accounting acquiree under the acquisition method of accounting in accordance with Section 805-10-55 of the FASB Accounting Standards Codification. The reverse acquisition is deemed a capital transaction in substance whereas the assets and liabilities of Vnue Washington (the accounting acquirer) are carried forward to TGRI (the legal acquirer and the reporting entity) at their carrying value before the combination and the equity structure (the number and type of equity interests issued) of Vnue Washington is being retroactively restated using the exchange ratio established in the Merger Agreement to reflect the number of shares of TGRI issued to effectuate the acquisition.   The number of common shares issued and outstanding and the amount recognized as issued equity interests in the consolidated financial statements is determined by adding the number of common shares deemed issued and the issued equity interests of Vnue Washington immediately prior to the business combination to the unredeemed shares and the fair value of TGRI determined in accordance with the guidance in ASC Section 805-40-55 applicable to business combinations, i.e. the equity structure (the number and type of equity interests issued) in the consolidated financial statements immediately post the combination reflects the equity structure of TGRI, including the equity interests the legal parent issued to effect the combination .

A copy of the Merger Agreement was attached as Exhibit 10.1 to the Company’s 8-K filed on April 14, 2015. The description of the Merger Agreement herein is qualified by the terms of the full text of the agreement attached thereto and the terms thereof are incorporated herein by reference.

Plan of Operations

The History of VNUE

VNUE was founded in August of 2013 with the vision of creating a collective network of connected venues that empower and assist bands, artist, and entertainers to monetize their performance (audio & video) in the venue using mobile technologies. VNUE has developed its business and technology in tandem to enter into deals with venues, artists and labels across the United States using this initial launch strategy. The collective venue network effect, whereby each deal makes the offer more compelling to other potential customers, has been a key driver of VNUE’s growth to date. The initial focus of the business in early 2014 as a YouTube certified company, to create a Multi-Channel Network (MCN) specifically focused on live streaming and monetization of content through the google display network..

On July 23, 2014, the Company entered into an Asset purchase agreement with Lively, LLC (the “Agreement”), whereby the Company acquired certain assets of Lively, LLC for a consideration of (i) payment of $150,000 and (ii) Preferred shares with a fair market value of $250,000 at the time of the issuance. Assets purchased included: a) software, inventions, customers, customer lists, development, documents and records, designs, claims, intellectual property rights, distribution rights and merchandising rights; b) all copyright, patents, trademarks, trade names, logos or service marks and other intangible property and rights.

Since the Lively assets acquisition, VNUE has grown its platform, expanded into enabled venues and enhanced its platform offering to approve the monetization model and further evangelize the creation of the collective network of connected venues that empower artist to create content and monetize it.

Markets and Opportunity

There are over 400,000+ Indie bands performing in the US domestic market alone, and while a handful of them will get produced under a label even less will be big enough to attempt to utilize today’s current methods to capture and deliver live performance audio from a given show. Currently artist, bands and performers are missing a simple capture and immediately sell tool kit to deliver high quality audio and video to their fans for each of their live shows.

VNUE’s goal first and foremost is to empower artists - not only in serving their fans, but generating a monetary footprint which can foster the continued creation of their art which moves millions all over the world.

VNUE strategically aligns an economically viable in-house digital solution across during a golden era of live music. By creating a platform and connected network that is extremely complex and resource-intensive. Through a suite of applications and dashboard centered at the heart of the software platform, a connected network of partners, labels, publishers, right management, artist, bands and venues and a range of advanced 3rd party distributors, VNUE allows distribution of content to all types of digital and social focused sites as well as within its own sandbox, with a range of revenue models and centralized reporting that the artists, labels and publishers get to keep. By using the VNUE platform, artists can create, market and distribute their shows while creating new revenue streams. Fans are able to connect with their favorite performers in a new way, discover new performances and listen to and watch their live performances on their mobile devices, computer, gaming consoles, OTT services and connected TVs.

Serving multiple customers on one platform enables VNUE to cost-effectively invest significant amounts in innovation to drive continuous product iterations that succeed the prior use case.

Monetization and Business Model

In today’s social media world, fans want to be able to immediately share with their friends the fact they were at the show and how great this unique individual show was that they just attended. Fans do not want to wait for a post-tour, live show CD to be produced from some other show on the tour months or years after the fact, they want it now. VNUE is the solution.

Artist, Industry executives, Labels, Music publishers and Venues will access VNUE’s solution as a service, through which they are able to benefit from a range of different revenue models to optimize the value of their live and on-demand content across a majority of digital ecosystems. The Company’s primary revenue model is to take a share of the revenue from sales of concerts, performances both audio and video or audio separately. In addition the revenue stream can also include an advertising or sponsorship component that was integrated into tours. This revenue share aligns business outcomes for all parties and means that costs are primarily baked into the software and delivery agent. Typical revenue shares are expected to range from 15-60 percent and vary based on the level of service allocated to each Artist, Label, Music publisher, venue and the scale of the business opportunity. Secondary revenue streams include fees for storage, usage, licensing and software upgrades (design or social ad distribution). VNUE’s revenue share is reported as net revenue (i.e. gross transaction revenues minus any revenue share due to third parties).

As a software-focused business, VNUE can take advantage of a single technology platform to continuously acquire users at low marginal cost leveraging artist promotion, in venue marketing and mobile notifications. Further automation and self-service tools are intended to allow VNUE to provide more advanced services to the industry and artist without adding significantly to the cost base or headcount.

VNUE delivers a technology suite to accompany the publishers that allows them to source, pull a wide swath of reports down to granular in venue streams and conversions. VNUE looks to commercialize the in venue sales components that is currently missing and expand these efforts globally and embed live and on-demand content from the VNUE Audience network efficiently and cost-effectively. These features, such as its real time audio sweating tools, are designed to significantly reduce the manual effort required to display music content and, therefore, increase the efficiency of content distribution and the revenue yield per performance sold.

License Agreement with Universal Music Corp.

On November 2, 2015, the Company entered into a License Agreement with Universal Music Corp. (“Universal”).

The License Agreement is effective September 8, 2015, and has a term of Two (2) Years from the Effective Date. Under the terms of the License Agreement, Universal is granting to VNUE a non-exclusive, non-transferable, non-sublicensable license to create and distribute content using certain Universal compositions, more specified in the Grant of Right’s section of the License Agreement.

The Company will then market and sell this content via the VNUE Service at certain agreed upon price points more specifically described in the Business Model and Price Points Section of the License Agreement, and the Company shall pay Universal royalties for each sale of the content as specified in the Royalty Rates section of the License Agreement.

In accordance with the Minimum Guarantee provision of the License Agreement, the Company was required to pay Universal a minimum first year fee of Fifty Thousand Dollars ($50,000), which is due within 10 days of execution and a second year minimum fee of Fifty Thousand Dollars ($50,000), which is due upon the commencement of the second year of the Term. The Company paid the minimum first year fee of Fifty Thousand Dollars ($50,000) to Universal on November 10, 2015.

Now that the Company has paid the minimum first year fee to Universal, the Company’s plan is to continue raising capital through the sales of its common stock in order to complete the development of its VNUE Service. Once development of the VNUE Service is complete, the Company plans to concentrate on the marketing and sales of content created under the Licensing Agreement with Universal, as well as identifying strategic opportunities with other music industry leaders.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the six months ended June 30, 2015 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our consolidated financial statements of Vnue Washington for the year ended December 31, 2014 and notes thereto contained in Vnue Inc.’s Current Report amendment No. 1 to Form 8-K as filed with the SEC.

Six months Ended June 30, 2015 Compared to Six months Ended June 30, 2014

Cost of Sales

Our cost of sales for the Six-Months Ended June 30, 2015 amounted to $178,390 compared to $19,230 for the Six-Months Ended June 30, 2014.

Acquisition-Related Costs

Our acquisition-related costs for the Six-Months Ended June 30, 2015 amounted to $819,105 compared to $0 for the Six-Months Ended September 30 2014 in connection with the closing of the Merger on May 29, 2015.

Professional Fees

Our professional fee expenses for the Six-Months Ended June 30, 2015 amounted to $137,980 compared to $12,594 for the Six-Months Ended June 30, 2014. The increase in professional fees relative to last year is primarily due to fees for legal fees incurred by VNUE Washington prior to the Merger, and other legal, accounting and auditing services, associated with the Merger.

General and Administrative Expenses

Our general and administrative expenses for the Six-Months Ended June 30, 2015 amounted to $42,214 compared to $24,775 for the Six-Months Ended June 30, 2014. The increase in general and administrative expenses relative to last year is due primarily to expenses associated with the Merger.

Other Income, Net

We recorded other income for the Six-Months Ended June 30, 2015 of $26,115 compared to $0 for the Six-Months Ended June 30, 2014. The increase in net other income was primarily due to the change in fair value of derivative liability, resulting in net other income of $119,297 against a financing expense of $50,000, a debt discount (expense) of $40,996, and interest expense of $2,186.

Net Loss from operations

As a result of the foregoing cost of sales, acquisition-related costs, professional fees, general and administrative expenses, and other income, and as we have not yet generated significant revenues since our inception, our net loss for the Six-Months Ended June 30, 2015 was $1,151,338, compared to our net loss for the Six-Months Ended June 30, 2014 of $56,599. The main reason for the change is the one-time acquisition related cost of $819,105.

Three months Ended June 30, 2015 Compared to Three months Ended June 30, 2014

Cost of Sales

Our cost of sales for the Three-Months Ended June 30, 2015 amounted to $154,423 compared to $0 for the Three-Months Ended June 30, 2014.

Acquisition-Related Costs

Our acquisition-related costs for the Three-Months Ended June 30, 2015 amounted to $819,105 compared to $0 for the Three-Months Ended September 30 2014 in connection with the closing of the Merger on May 29, 2015.

Professional Fees

Our professional fee expenses for the Three-Months Ended June 30, 2015 amounted to $104,435 compared to $0 for the Three-Months Ended June 30, 2014. The increase in professional fees relative to last year is primarily due to fees for legal fees incurred by VNUE Washington prior to the Merger, and other legal, accounting and auditing services, associated with the Merger.

General and Administrative Expenses

Our general and administrative expenses for the Three-Months Ended June 30, 2015 amounted to $32,540 compared to $72 for the Three-Months Ended June 30, 2014. The increase in general and administrative expenses relative to last year is due primarily to expenses associated with the Merger.

Other Income, Net

We recorded other income for the Three-Months Ended June 30, 2015 of $422 compared to $0 for the Three-Months Ended June 30, 2014. The increase in net other income was primarily due to the change in fair value of derivative liability, resulting in net other income of $25,809 against a debt discount (expense) of $23,201, and interest expense of $2,186.

Net Loss from operations

As a result of the foregoing cost of sales, acquisition-related costs, professional fees, general and administrative expenses, and other income, and as we have not yet generated significant revenues since our inception, our net loss for the Three-Months Ended June 30, 2015 was $1,109,955, compared to our net loss for the Three-Months Ended June 30, 2014 of $72. The main reason for the change is the one-time acquisition related cost of $819,105.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities.

As of June 30, 2015, we had cash and cash equivalents of $125,251.

We had negative cash flow from operating activities of $406,087 for the Six-Months Ended June 30, 2015, compared with negative cash flow from operating activities of $56,574 for the Six-Months Ended June 30, 2014. The increase in negative cash flow for operating activities is due to costs associated with the Merger, and reflects Company’s expanded operations under the VNUE business model, which resulted in significant payments to service providers and employees.

We had negative cash flow from investing activities of $52,037for the Six-Months Ended June 30, 2015. The investment activity is due to an advance to a related party. We have not recorded any investing activities for the Six-Months Ended June 30, 2014.

We had positive cash flow from financing activities of $583,329 for the Six-Months Ended June 30, 2015 as compared to $56,574 for the Six-Months Ended June 30, 2014. The cash flow from financing activities for the Six-Months Ended June 30, 2015 was primarily due to $686,320 in proceeds from the issuance of common shares in VNUE (Washington), when it was a private company, prior to the Merger. This $686,320 is offset by $61,991 in repayments to a stockholder and $41,000 in repayments of convertible notes payable during the same period. The cash flow from financing activities for the Six-Months Ended June 30, 2014 was due to advances from a stockholder.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended June 30, 2015 have been prepared on a going concern basis and Note 3 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have not generated significant revenues, have achieved losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations. We do not anticipate generating any revenues in the foreseeable future, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Application of Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles issued by the FASB. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

Selected Financial Data

Not applicable.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Not applicable.

Item 4. Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  Other than described herein, neither the Company, nor its officers or directors are involved in, or the subject of, any pending legal proceedings or governmental actions the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Upon consummation of the Merger Agreement on May 29, 2015, the Company issued (i) 477,815,488 fully paid and non-assessable shares of TGRI common stock shares for the acquisition of all shares of Vnue Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger Agreement; and (ii) 29,814,384 fully paid and non-assessable shares of TGRI common stock to Matheau J. W. Stout, Esq. as payment for services performed prior to and in connection with the Merger.

Equity Purchase Agreement with Tarpon Bay Partners, LLC

On June 15, 2015, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”).  Under the terms of the Equity Purchase Agreement, Tarpon will purchase, at the Company's election, up to $5,000,000 of the Company's registered common stock (the “Shares”).

During the term of the Equity Purchase Agreement, the Company may at any time deliver a “put notice” to Tarpon thereby requiring Tarpon to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Tarpon shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 90% of the lowest Closing Price during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Tarpon shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Tarpon, would result in Tarpon owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Tarpon may not execute any short sales of the Company's common stock. Further, the Company has the right, but never the obligation to draw down.

The Equity Purchase Agreement shall terminate (i) on the date on which Tarpon shall have purchased Shares pursuant to the Equity Purchase Agreement for an aggregate Purchase Price of $5,000,000, or (ii) on the date occurring 24 months from the date on which the Equity Purchase Agreement was executed and delivered by the Company and Tarpon.

As a condition for the execution of the Equity Purchase Agreement by Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate of 10% per annum and a maturity date of December 31, 2015.

Registration Rights Agreement with Tarpon Bay Partners, LLC

In addition, on June 15, 2015, the Company and Tarpon entered into a Registration Rights Agreement (the “Registration Agreement”). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 120 days of June 15, 2015. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Tarpon may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Tarpon no longer owns any of the Shares.

Sale of Common Shares for Cash

On September 24, 2015, the Company sold 2,666,667 shares of its common stock to an investor at $0.015 per share, or $40,000 for cash.

During the period from November 5, 2015 to November 23, 2015, the Company sold 8,675,213 shares of its common stock in aggregate to three investors at the price ranging from $0.012 to $0.026 per share, or $135,000 for cash.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2015.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for June 30, 2015

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

______________________

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.

(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

______________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: December 8, 2015	By:	/s/ Matthew Carona
Matthew Carona
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	VNUE, Inc.

Date: December 8, 2015	By:	/s/ Collin Howard
Collin Howard
Chief Financial Officer (Principal Financial Officer)

