Form 10-Q
period 2015-09-30
VNUE, Inc.
filed 2016-01-13
CIK 1376804

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

January 8, 2016

Common Voting Stock: 640,919,164

VNUE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

2

PART I

FINANCIAL INFORMATION

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's 8-K/A filed on November 4, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

3

Vnue, Inc.

September 30, 2015 and 2014

VNUE Inc.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)

Assets
Current Assets
Cash	$35,009	$46
Prepaid expenses	103,028	-

Total current assets	138,037	46

Intangible Assets
Intangible assets	354,000	354,000
Accumulated amortization	(23,600)	(5,900)

Intangible assets , net	330,400	348,100

Total assets	$468,437	$348,146

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$175,673	$105,943
Accrued expense	30,303	-
Note payable	50,000	-

Total current liabilities	255,976	105,943

Long-Term Liabilities
Advances from stockholders	71,753	86,736
Convertible notes payable, net	22,889	21,643
Derivative liabilities	103,002	215,748

Total long-term liabilities	197,644	324,127

Total liabilities	453,620	430,070

Commitment and contingencies

Stockholders' Equity (Deficit)
Preferred stock par value $0.0001: 20,000,000 shares authorized; 0 and 7,425,370 shares issued and outstanding, respectively	-	743
Common stock par value $0.0001: 750,000,000 shares authorized; 628,860,630 and 445,408,977 shares issued and outstanding, respectively	62,886	44,541
Additional paid-in capital	1,763,436	(75,827)

Accumulated deficit	(1,811,505)	(51,381)

Total Stockholders' Equity (Deficit)	14,817	(81,924)

Total Liabilities and Stockholders' Equity (Deficit)	$468,437	$348,146

See accompanying notes to the consolidated financial statements.

VNUE Inc.

Consolidated Statements of Operations

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$483	$247	$120	$120

Cost of revenue	265,880	87,490	55,950	36,720

Gross margin	(265,397)	(87,243)	(55,830)	(36,600)

Operating expenses
Acquisition-related costs	819,105	-	-	-
Salary and compensation	155,126	155,126	-	-
Professional fees	244,742	106,762	71,017	58,423
General and administrative	181,878	139,664	24,930	155

Total operating expenses	1,400,851	401,552	95,947	58,578

Loss from Operations	(1,666,248)	(488,795)	(151,777)	(95,178)

Other (income) expenses
Change in fair value of derivative liability	(112,746)	6,551	(13,314)	(13,314)
Financing cost	50,000	-	-	-
Debt discount	42,246	1,250	160,847	160,847
Interest expense	18,217	16,031	-	-
Settlement of claims	96,159	96,159	-	-

Other (income) expenses, net	93,876	119,991	147,533	147,533

Loss before income tax provision	(1,760,124)	(608,786)	(299,310)	(242,711)

Income tax provision	-	-	-	-

Net loss	$(1,760,124)	$(608,786)	$(299,310)	$(242,711)

Earnings per share
- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and Diluted	534,654,168	636,076,883	445,408,977	445,408,977

See accompanying notes to the consolidated financial statements.

VNUE Inc.

Consolidated Statement of Changes in Members' Capital and Stockholders' Equity (Deficit)

For the nine months ended September 30, 2015

(Unaudited)

	Preferred Stock par value $0.0001		Common Stock par value $0.0001
	Number of Shares	Amount	Number of Shares	Amount	Members' Capital	Additional Paid-in Capital	Accumulated Deficit	Total Members' and Stockholders' Equity (Deficit)

Balance, December 31, 2013	-	$-	-	$-	$-	$-	$-	$-

Members' contributions					100,000			100,000

Founders' shares issued			434,827,877	43,483		(43,483)	-	-

Shares issued for membership transfer			10,581,100	1,058	(100,000)	98,942		-

Issuance of preferred shares for the acquisition of intangible assets on July 23, 2014	7,425,370	743				203,257		204,000

Net loss for the period from January 1, 2014
through December 2, 2014							(334,543)	(334,543)

Reclassification of accumulated deficit as of December 2, 2014 to additional paid-in capital						(334,543)	334,543	-

Net loss for the period from December 3, 2014 through December 31, 2014							(51,381)	(51,381)

Balance, December 31, 2014	7,425,370	743	445,408,977	44,541	-	(75,827)	(51,381)	(81,924)

Common shares issued for cash during quarter ended March 31, 2015			4,003,832	400		109,600		110,000

Common shares issued for cash during the period from April 1, 2015 thru May 28, 2015			20,977,309	2,098		574,222		576,320

Common shares issued for conversion of preferred shares on May 29, 2015	(7,425,370)	(743)	7,425,370	743				-

Reverse acquisition adjustment on May 29, 2015			126,866,348	12,687		(12,523)		164

Shares issued for acquisition-related costs on May 29, 2015			29,814,384	2,981		816,124		819,105

Issuance of fully vested, nonforfeitable common shares for future services on June 29, 2015			5,000,000	500		136,870		137,370

Common shares issued per settlement agreement reached on July 23, 2015			3,500,000	350		95,809		96,159

Common shares issued for service performed on July 27, 2015			2,500,000	250		68,435		68,685

Return of common shares in exchange for advances on August 26, 2015			(21,885,591)	(2,189)		(49,848)		(52,037)

Common shares for consulting services earned for the month of August 2015			791,667	79		21,671		21,750

Common shares issued to employees upon signing of employment agreement on September 9, 2015			1,000,000	100		27,374		27,474

Common shares issued for cash on September 29, 2015			2,666,667	267		39,733		40,000

Common shares for consulting services earned for the month of September 2015			791,667	79		11,796		11,875

Net loss							(1,760,124)	(1,760,124)

Balance, September 30, 2015	-	$-	628,860,630	$62,886	$-	$1,763,436	$(1,811,505)	$14,817

See accompanying notes to the consolidated financial statements.

VNUE Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2015	September 30, 2014
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities

Net loss	$(1,760,124)	$(299,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	17,700	-
Change in fair value of derivative liabilities	(112,746)	(13,314)
Note issued for financing cost	50,000	-
Debt discount	42,246	160,847
Shares issued for acquisition-related costs	819,105	-
Common shares issued for employee services	27,474	-
Common shares issued for third party services	198,469	-
Changes in operating assets and liabilities:
Prepaid expense	34,342	-
Accounts payable	69,894	58,437
Accrued expense	30,303	-

Net Cash Used in Operating Activities	(583,337)	(93,340)

Cash Flows from Investing Activities
Advances to related party	(52,037)	-
Acquisition of intangible assets	-	(35,000)

Net cash used in Investing Activities	(52,037)	(35,000)

Cash Flows from Financing Activities
Advances from (repayment to) stockholder	(14,983)	42,340
Proceeds from (repayment of) convertible notes payable	(41,000)	86,000
Proceeds from issuance of common shares	726,320	-

Net Cash Provided by Financing Activities	670,337	128,340

Net Change in Cash	34,963	-

Cash - beginning of the reporting period	46	-

Cash - end of the reporting period	$35,009	$-

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash Financing and Investing Activities

Fully vested, nonforfeitable shares issued to 3rd party for future services	$137,370	$-

Return of common shares for the forgiveness of advances from related party	$52,037	$-

See accompanying notes to the consolidated financial statements.

Vnue, Inc.

September 30, 2015 and 2014

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.

b.	The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.

d.	The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.	The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.	The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period. The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

The Company’s contingent shares issuance arrangements are as follows:

	Contingent shares issuance arrangements
	For the Reporting Period Ended September 30, 2015	For the Reporting Period Ended September 30, 2014

Convertible notes payable (*)	4,362,162	-

Convertible preferred stock (**)	-	7,425,370

Total contingent shares issuance arrangement	4,362,162	7,425,370

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

There were 4,404,044 and 7,425,370 incremental common shares under the treasury stock method for the reporting period ended June 30, 2015 and 2014, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Currently, management is attempting to increase revenues and improve gross margins by a revised sales strategy. The Company is redirecting its sales focus from direct sales to domestic and international channel sales, where the Company is primarily selling through a channel of Distributors, Value Added Resellers, Strategic Partners and Original Equipment Manufacturers. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to continually increase its customer base and realize increased revenues from recently signed contracts.

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

No events or changes in circumstances have occurred through September 30, 2015 to indicate that its carrying amount may not be recoverable.

(ii)	Amortization Expense

Amortization expense was $17,700 and $0 for the reporting period ended September 30, 2015 and 2014, respectively.

Note 5 – Related Party Transactions

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship	Related Party Transactions	Business Purpose of transactions

Management and significant stockholders

Matthew Carona	President, CEO, significant shareholder, and Director	(i) Advances/Repayments	(i) Working capital

Collin Howard	CFO and Director	(i) Note payable/Repayments	(i) Working capital

Chris Mann	Significant Shareholder	(i) Notes payable/Repayments	(i) Working capital

Lou Mann (*)	Father of Mr. Chris Mann	None	N/A

Entities

Broadcasting Institute of Maryland ("BIM")	An entity controlled by Lou Mann	(i) Advances to BIM	(i) planned collaboration

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

Advances to BIM and Share Transfer Agreement with Louis Mann

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

Advisory Agreement - Louis Mann

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

Note 6 –Note Payable

On June 15, 2015, as a condition for the execution of the Equity Purchase Agreement by Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance.

The note is currently past due.

Note 7 – Convertible Notes Payable

Convertible notes payable consisted of the following:

	September 30, 2015	December 31, 2014

On August 14, 2014 and August 20, 2014 the Company issued three convertible notes to three note holders in the principal amount of $5,000, $10,000 and $10,000 with interest at 10% per annum. Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted.	$25,000	$25,000

On August 31, 2014, the Company issued a convertible note to the CFO bearing 0% interest in the amount of $15,000. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The Company repaid $13,500 of the note during the nine months ended September 30, 2015.	1,500	15,000

Two convertible notes with a director bearing 0% interest were issued on August 31, 2014 in the amounts of $35,000 and $21,000, respectively. Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The Company repaid $27,500 of the note during the nine months ended September 30, 2015.	28,500	56,000

Face amount	55,000	96,000

Discount representing the derivative liability on conversion features	(55,000)	(96,000)

Accumulated amortization of discount of convertible notes payable (*)	22,889	21,643

Remaining discount	(32,111)	(74,357)

Convertible notes payable, net	$22,889	$21,643

(*) The discount is being amortized using the effective interest rate method over the life of the debt instruments.

Note 8 – Derivative Instruments and the Fair Value of Financial Instruments

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

Under the Agreements, the holders of the Convertible Promissory Notes have the following terms and conditions:

1. If not previously converted, all outstanding principal and accrued interest under a given

Note will be due and payable on demand by the Holder at any time after the earlier of (i) 36 months following issuance of such Note (the "Maturity Date") or (ii) the consummation of a Corporate Transaction (sale of substantially all of the Company's assets or stock; an IPO by the Company; merger of the Company; or a liquidation/dissolution).

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

The convertible notes were valued at issuance (potentially convertible if a financing event occurred in the period) and also at the quarterly periods with the following assumptions:

- The public market price of $0.0230 (09/30/15 common stock price downloaded from Nasdaq.com using the ticker symbol TGRI) was utilized in the stock price projection as of 09/30/15. The Common shares outstanding as of 09/30/15 are 648,954,554;

- The stock projections are based on the comparable company annual volatilities for each date. These volatilities were in the 130 – 132% range:

	1 year		1 year
06/30/15	130%	09/30/15	132%

- The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility;

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

As of September 30, 2015 and December 31, 2014, the estimated fair value of derivative liabilities on convertible notes was $103,002 and $215,748, respectively.

The following table summarizes the change of fair value of the derivative liabilities.

Balance at January 1, 2015	$(215,748)
To record derivative liabilities as debt discount
Change in fair value of derivative liabilities	112,746

Balance at September 30, 2015	$(103,002)

Note 9 – Commitment and Contingencies

Third Party Consulting/Service Agreements

Graphic Design Service Agreement with Flint

On May 1, 2015, the Company entered into a graphic design service agreement with Flint (the "Consultant") for a period of one year starting on May 1, 2015. Under the Agreement, the Company engaged the Consultant as an independent contractor to provide graphic design services. The Company will compensate the Consultant $16,000 per month.

For the interim period ended September 30, 2015 the Company recorded $39,000 in cost of revenue under this Agreement.

Consulting Agreement with 2 Doors Management

Prior to May 5, 2015, 2 Doors Management provided certain consulting services to the Company on as needed basis without a written agreement.

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

The agreement was terminated and the Company recorded $15,994 in the cost of revenue for the interim period ended September 30, 2015.

Advisory Agreement - Einzig

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

The Company did not record any consulting fees under this agreement for the interim period ended September 30, 2015.

Promotion Agreement - BookingEntertainment.com

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

BookingEntertainment.com did not achieve any of the performance benchmarks specified in the agreement for the interim period ended September 30, 2015.

Employment Agreements

Christopher Nocera, CIO

On June 24, 2015, the Company entered into an Executive Employment Agreement with Dr. Christopher Nocera, who will serve as the Company’s Chief Information Officer with the following key terms and conditions:

Term

The employment shall commence on the date of signing ("Commencement Date") and continue until the 1st anniversary of the Commencement Date.

Compensation

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

Payment upon Change in Control

In the event that the Company undergoes a Change of Control during the Employment Term or any Renewal Term, the Company will pay the Executive an amount that, after subtracting there from the federal and state income and payroll withholding taxes that would be assessed thereon, would be equal to one (l) times her then current Base Salary, regardless of whether the Executive remains employed by the Company.

Compensation Recorded

The Company recorded $25,507 of salary and compensation under this Agreement for the interim period ended September 30, 2015.

Alex Yuryev, Senior Engineer

On July 23, 2015, the Company entered into an Executive Employment Agreement with Alex Yuryev, who will serve as the Company’s Senior Engineer with the following key terms and conditions:

Term

The employment shall commence on the date of signing ("Commencement Date") and continue until the 1st anniversary of the Commencement Date.

Compensation

As compensation for the services to be rendered by the Executive hereunder, the Company shall pay the Executive at an annual base salary (the “Base Salary”) rate of One Hundred Ten Thousand Dollars ($110,000) per year. Beginning on the first anniversary of the date of the initial salary increase and continuing on each anniversary of the increase date, Base Salary shall be increased by an amount no less than five percent (5%) times the Base Salary then in effect, plus any additional amount determined by the Company’s Board of Directors.

In addition to salary, the Executive shall receive Twenty-Five Thousand (25,000) shares of common stock for each quarter of employment. Upon first anniversary of employment, the Executive shall be eligible to receive an additional Fifty Thousand (50,000) share of restricted common stock at the discretion of the Company's Board of Directors, based on performance.

Payment upon Change in Control

In the event that the Company undergoes a Change of Control during the Employment Term or any Renewal Term, the Company will pay the Executive an amount that, after subtracting there from the federal and state income and payroll withholding taxes that would be assessed thereon, would be equal to one (l) times her then current Base Salary, regardless of whether the Executive remains employed by the Company.

Compensation Recorded

(i) Salary compensation: The Company recorded $20,794 of salary and compensation under this Agreement for the interim period ended September 30, 2015.

(ii) Shares-based compensation: Since the term is finite (one year) and the Employment Agreement specified the rewards will be issued on specific tranches, then it is akin to graded vesting and the measurement date would be the date of grant (i.e. July 23, 2015) for all the instruments. The Company valued the 100,000 aggregate shares of its common stock to be issued on a quarterly basis on the date of grant at its most recent PPM price, or $2,747 and the compensation cost were recognized ratably over the requisite service period.

Peter W. Slavish, Chief Content Officer

On September 8, 2015, the Company entered into an Executive Employment Agreement with Peter W. Slavish, who will serve as the Company’s Chief Content Officer with the following key terms and conditions:

Term

The employment shall commence on the date of signing ("Commencement Date") and continue until the 1st anniversary of the Commencement Date.

Compensation

As compensation for the services to be rendered by the Executive hereunder, the Company shall pay the Executive at an annual base salary (the “Base Salary”) rate of One Hundred Ten Thousand Dollars ($95,000) per year. Beginning on the first anniversary of the date of the initial salary increase and continuing on each anniversary of the increase date, Base Salary shall be increased by an amount no less than five percent (5%) times the Base Salary then in effect, plus any additional amount determined by the Company’s Board of Directors.

The Executive shall be entitled to one million (1,000,000) shares of restricted common stock upon signing of the agreement.

Payment upon Change in Control

In the event that the Company undergoes a Change of Control during the Employment Term or any Renewal Term, the Company will pay the Executive an amount that, after subtracting there from the federal and state income and payroll withholding taxes that would be assessed thereon, would be equal to one (l) times her then current Base Salary, regardless of whether the Executive remains employed by the Company.

Compensation Recorded

(i) Salary compensation: The Company recorded $5,726 of salary and compensation under this Agreement for the interim period ended September 30, 2015.

(ii) Share-based compensation: The Company valued the 1,000,000 shares of its common stock on the date of grant at its most recent PPM price, or $27,474 and recorded this amount as salary and compensation upon execution of this agreement.

Litigation

Litigation - Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. ("HLMG") filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The Company plans to defend the lawsuit and is consulting with Washington litigation counsel in preparation for filing a response.

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

Upon consummation of the Merger Agreement on May 29, 2015, the Company issued (i) 477,815,488 fully paid and non-assessable shares of TGRI common stock for the acquisition of all shares of Vnue Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger Agreement; and (ii) 29,814,384 fully paid and non-assessable shares of TGRI common stock to Matheau J. W. Stout, Esq. as payment for services performed prior to and in connection with the Merger.

The Company valued the 29,814,384 acquisition-cost related shares earned upon consummation of the Merger Agreement at Vnue Washington’s most recent PPM price, or $819,105 and recorded this amount as acquisition-related costs pursuant to FASB ASC Paragraph 805-10-25-23.

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

Consulting Agreement - Shenandoah Funding, LLC

On June 29, 2015, the Company entered into a Consulting Agreement with Shenandoah Funding, LLC (“Consultant”) with the following key terms and conditions:

Section 1 Consulting Services

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

Accounting Treatment of the Equity Instruments Issued

The Company valued the 5,000,000 fully earned, nonforfeitable shares on the date of grant at its most recent PPM price, or $137,370 and recorded this amount as prepaid consulting fees and ratably amortizes the amount over the term of the service.

The Company recognized $42,268 of consulting fee earned under this agreement for the interim period ended September 30, 2015.

Consulting Agreement - PanAmerica Global, LLC

On July 27, 2015, the Company entered into a Consulting Agreement with PanAmerica Global, LLC (“Consultant”) with the following key terms and conditions:

Section 1 Consulting Services

Under the Agreement, the Company engaged the Consultant as an independent contractor to provide investor relations advisory services for the Company.

Section 2 Consulting Fees

A. The Consultant has been providing services informally for VNUE for several weeks and will continue to provide services to VNUE for a twelve (12) months period beginning on August 1, 2015. Both parties agree to a firm commitment for the First Three Months (August, September, and October 2015) and thereafter, either party can cancel this agreement upon a 30 day notice. B. Upfront Fees. The Company will compensate the Consultant in the amount of Two Million Five Hundred Thousand (2,500,000) shares for service already performed. For the purpose of SEC Rule 144, the Consultant shall be deemed to have fully earned and paid for such shares on the date of execution of this agreement. C. Monthly Fees. The Company will also compensate the Consultant on a monthly basis beginning on August 1, 2015 by the issuance of 791,667 shares on the first day of subsequent month until expiration of the Term,

Accounting Treatment of the Equity Instruments Issued

The Company valued the 2,500,000 upfront shares earned upon grant on the date of signing at its most recent PPM price, or $68,685 and recorded this amount as consulting fees upon execution of this agreement as these shares were issued for service already performed.

The Company valued the 791,667 August 2015 monthly shares earned as of August 31, 2015 at its most recent PPM price, or $21,750 and recorded this amount as consulting fees when earned. The Company valued the 791,667 September 2015 monthly shares earned as of September 30, 2015 at its most recent PPM price, or $11,875 and recorded this amount as consulting fees when earned.

Settlement and Release Agreement - Dean Graziano

On July 23, 2015, the Company reached a Settlement and Release Agreement with Dean Graziano (“GRAZIANO”) after learning that GRAZIANO might assert claims for equity or compensation against the Company or its subsidiary VNUE Washington and that such claims were not contained in the transaction documents surrounding the purchase of the intangible assets of Lively, LLC (“LIVELY”) closed on July 23, 2014. Under the terms of the settlement, GRAZIANO agreed to resolve any and all claims, damages, causes of action, suits and costs, of whatever nature, character or description, whether known or unknown, anticipated or unanticipated, whether or not directly or indirectly related to the purchase of the LIVELY assets, or to any alleged verbal understandings of promises of employment, advisory roles, or equity, which GRAZIANO may now have or may hereafter have or claim to have against VNUE, and its subsidiaries (the “GRAZIANO CLAIMS”) in exchange for Three Million Five Hundred Thousand (3,500,000) Shares (the “SETTLEMENT SHARES”). VNUE and GRAZIANO agree that delivery of the Settlement Shares pursuant to the conditions set forth herein shall satisfy VNUE’s obligation in full regarding any and all GRAZIANO CLAIMS. On July 27, 2015 the Company's board passed the resolution and issued the Settlement Shares to GRAZIANO.

The Company valued the 3,500,000 shares of its common stock earned upon grant on the date of signing at its most recent PPM price, or $96,159 and recorded this amount as other expenses - settlement of claims upon execution of this agreement.

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

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm.

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

Sale of Common Shares for Cash

During the period from November 5, 2015 to December 3, 2015, the Company sold 11,550,640 shares of its common stock in aggregate to certain investors at the price ranging from $0.012 to $0.028 per share, or $195,000 for cash.

On December 28, 2015, the Company sold 710,227 shares of its common stock to an investor at $0.0352 per share, or $25,000 for cash.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the nine months ended September 30, 2015 should be read in conjunction with our unaudited interim consolidated financial statements and related notes included in this report, as well as our consolidated financial statements of Vnue Washington for the year ended December 31, 2014 and notes thereto contained in Vnue Inc.’s Current Report amendment No. 1 to Form 8-K as filed with the SEC.

Nine months Ended September 30, 2015 Compared to Nine months Ended September 30, 2014

Cost of Sales

Our cost of sales for the Nine-Months Ended September 30, 2015 amounted to $265,880 compared to $55,950 for the Nine-Months Ended September 30, 2014.

Acquisition-Related Costs

Our acquisition-related costs for the Nine-Months Ended September 30, 2015 amounted to $819,105 compared to $0 for the Nine-Months Ended September 30 2014 in connection with the closing of the Merger on May 29, 2015.

Salary and compensation

Our salary and compensation for the Nine-Months Ended September 30, 2015 amounted to $155,126 compared to $0 for the Nine-Months Ended September 30, 2014. The increase in salary and compensation to last year is primarily due to the fact that the Company started to hiring employees near the end of June 2015 to commence operations.

Professional Fees

Our professional fee expenses for the Nine-Months Ended September 30, 2015 amounted to $244,742 compared to $71,017 for the Nine-Months Ended September 30, 2014. The increase in professional fees relative to last year is primarily due to fees for legal fees incurred by VNUE Washington prior to the Merger, and other legal, accounting and auditing services, associated with the Merger.

General and Administrative Expenses

Our general and administrative expenses for the Nine-Months Ended September 30, 2015 amounted to $181,878 compared to $24,930 for the Nine-Months Ended September 30, 2014. The increase in general and administrative expenses relative to last year is due primarily to expenses associated with the Merger.

Other (Income) Expenses, Net

We recorded net other expenses for the Nine-Months Ended September 30, 2015 of $93,876 compared to $147,533 for the Nine-Months Ended September 30, 2014. The change in net other expenses was primarily due to the change in fair value of derivative liability, financing costs of $50,000 and the settlement of claims valued at $96,876.

Net Loss from operations

As a result of the foregoing cost of sales, acquisition-related costs, professional fees, general and administrative expenses, and other income, and as we have not yet generated significant revenues since our inception, our net loss for the Nine-Months Ended September 30, 2015 was $1,760,124, compared to our net loss for the Nine-Months Ended September 30, 2014 of $299,310.

Three months Ended September 30, 2015 Compared to Three months Ended September 30, 2014

Cost of Sales

Our cost of sales for the Three-Months Ended September 30, 2015 amounted to $87,490 compared to $36,720 for the Three-Months Ended September 30, 2014.

Acquisition-Related Costs

Our acquisition-related costs for the Three-Months Ended September 30, 2015 amounted to $819,105 compared to $0 for the Three-Months Ended September 30 2014 in connection with the closing of the Merger on May 29, 2015.

Salary and compensation

Our salary and compensation for the Three-Months Ended September 30, 2015 amounted to $155,126 compared to $0 for the Three-Months Ended September 30, 2014. The increase in salary and compensation to last year is primarily due to the fact that the Company started to hiring employees near the end of June 2015 to commence operations.

Professional Fees

Our professional fee expenses for the Three-Months Ended September 30, 2015 amounted to $106,762 compared to $58,423 for the Three-Months Ended September 30, 2014. The increase in professional fees relative to last year is primarily due legal, accounting and auditing services, associated with the operation of the Company following the close of the Merger.

General and Administrative Expenses

Our general and administrative expenses for the Three-Months Ended September 30, 2015 amounted to $139,664 compared to $155 for the Three-Months Ended September 30, 2014. The increase in general and administrative expenses relative to last year is due primarily to expenses associated with operating a public company following the Merger.

Other (Income) Expense, Net

We recorded other expenses for the Three-Months Ended September 30, 2015 of $119,991 compared to expenses totaling $147,533 for the Three-Months Ended September 30, 2014. The change in net other expenses was primarily due to the settlement of claims in 2015, resulting in additional expenses of $96,159 against a decrease in debt discount (expense) from $160,847 in 2014 to $1,250 in 2015, and interest expense of $16,031 in 2015.

Net Loss from operations

As a result of the foregoing cost of sales, acquisition-related costs, professional fees, general and administrative expenses, and other income, and as we have not yet generated significant revenues since our inception, our net loss for the Three-Months Ended September 30, 2015 was $608,786, compared to our net loss for the Three-Months Ended September 30, 2014 of $242,711.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities.

As of September 30, 2015, we had cash and cash equivalents of $35,009.

We had negative cash flow from operating activities of $583,337 for the Nine-Months Ended September 30, 2015, compared with negative cash flow from operating activities of $93,340 for the Nine-Months Ended September 30, 2014. The increase in negative cash flow for operating activities is due to costs associated with the Merger, and reflects Company’s expanded operations under the VNUE business model, which resulted in significant payments to service providers and employees.

We had negative cash flow from investing activities of $52,037 for the Nine-Months Ended September 30, 2015 due to an advance to a related party. We had negative cash flow from investing activities of $35,000 for the Nine-Months Ended September 30, 2014 due to the acquisition of intangible assets.

We had positive cash flow from financing activities of $670,337 for the Nine-Months Ended September 30, 2015 as compared to $128,340 for the Nine-Months Ended September 30, 2014. The cash flow from financing activities for the Nine-Months Ended September 30, 2015 was primarily due to $726,320 in proceeds from the issuance of common shares. This $726,320 is offset by $14,983 in repayments to a stockholder and $41,000 in repayments of convertible notes payable during the same period. The cash flow from financing activities for the Nine-Months Ended September 30, 2014 was due to $42,340 in advances from a stockholder and $86,000 in proceeds from convertible notes payable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

Our consolidated financial statements for the period ended September 30, 2015 have been prepared on a going concern basis and Note 3 to the financial statements identifies issues that raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The Company plans to defend the lawsuit and is consulting with Washington litigation counsel in preparation for filing a response.

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

During the period from November 5, 2015 to December 3, 2015, the Company sold 11,550,640 shares of its common stock in aggregate to certain investors at the price ranging from $0.012 to $0.028 per share, or $195,000 for cash.

On December 28, 2015, the Company sold 710,227 shares of its common stock to an investor at $0.0352 per share, or $25,000 for cash.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2015.

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

Registrant	VNUE, Inc.

Date: January 13, 2016	By:	/s/ Matthew Carona
Matthew Carona
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	VNUE, Inc.

Date: January 13, 2016	By:	/s/ Collin Howard
Collin Howard
Chief Financial Officer (Principal Financial Officer)

