Form 10-K
period 2015-12-31
VNUE, Inc.
filed 2016-12-15
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53462

VNUE, Inc.
(Formerly Tierra Grande Resources Inc.)
(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

104 W. 29th Street, 11th Floor
New York, NY 10001	857-777-6190
(Address of Principal Executive Offices)	(Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at December 31, 2015 was approximately $17,368,544.

The number of shares of common stock of the registrant outstanding at December 31, 2015 was 640,202,937 shares. The number of shares of common stock of the registrant outstanding at November 30, 2016 was 646,901,239 shares.

VNUE, INC.

PART I

Item 1. Description of Business

Forward-Looking Statements

The statements in this annual report that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission ("SEC"). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Presentation of Information

As used in this annual report, the terms "we", "us", "our" and the "Company" mean Vnue, Inc. and its subsidiaries, unless the context requires otherwise.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

We were incorporated as a Nevada corporation on April 4, 2006.

Corporate History and Prior Business

Effective April 10, 2013, the Company changed its name from Buckingham Exploration Inc. to Tierra Grande Resources Inc. On August 9, 2010, the Company incorporated 0887717 B.C. Ltd., a wholly-owned subsidiary in British Columbia, Canada. On February 28, 2013, the Company acquired a 100% interest in Tierra Grande Resources, S.A.C. ("Tierra"), a company incorporated in Peru, in consideration for $10.

Prior to the Merger, our strategy had been to identify, acquire and advance mining assets that present near term cash-flow with the emphasis on creating early cash flow to enable the Company to consider other projects.

In July 2013, we entered into a Letter of Intent to acquire the Buldibuyo Gold Project in Peru, South America. We subsequently entered into an updated Letter of Intent to acquire the project in May 2014. It was our intention to acquire 100% of the gold project, which had produced high grade ore in the past, and had engaged in some due diligence to qualify expectations and timelines. However, despite the execution of the Letter of Intent and numerous attempts to accommodate the vendors, the vendors failed to deliver essential information to us required to conduct a thorough technical and legal due diligence on the project and associated holding companies and, accordingly, we terminated negotiations to acquire the project in July 2014.

The Company continued to review what we believed to be opportunities with potential in Peru through our strategic alliance with ExploAndes S.A.C. ("ExploAndes"). ExploAndes is a leading firm of geology consultants and project logistics managers located in Peru assisting in the identification, assessment and advancement of projects in South America. ExploAndes has a proven track record of delivering professional services to the South American mining industry from mineral project review and assessment to project management.

The Company also continued to review what we believed to be opportunities with potential in Australia through our strategic alliance with Mining Plus Pty Ltd ("Mining Plus"), a leading firm of mining and geoscience consultants with offices in Australia, Canada and Peru that assist in the identification, assessment and advancement of mining projects.

Given the Company’s then financial condition and its focus in Peru and Australia, its interests in the Dome, Byng and Tramp claims in Canada were not renewed. See our Annual Report on Form 10-K for the year ended May 31, 2014 for more information regarding our prior business.

Agreement and Plan of Merger

We entered into an Agreement and Plan of Merger (the "Merger Agreement"), on April 13, 2015 with VNUE, Inc., a company incorporated pursuant to the laws of the State of Washington ("VNUE"), and TGRI Merger Corp., a Nevada corporation and a wholly-owned subsidiary of the Company ("Merger Sub").

On May 29, 2015, Vnue, Inc. (formerly Tierra Grande Resources Inc.) ("TGRI"), closed the Agreement and Plan of Merger (the "Merger Agreement"), initially entered into on April 13, 2015 with Vnue Washington and all of the stockholders of Vnue Washington.

Upon closing of the Merger Agreement, a total of 507,629,872 shares of TGRI common stock were issued as follows: (i) all shares of Vnue Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger Agreement were automatically converted into and exchanged for an aggregate of 477,815,488 fully paid and non-assessable shares of TGRI common stock; and (ii) an aggregate of 29,814,384 shares of TGRI common stock were issued to Matheau J. W. Stout, Esq. as payment for services performed prior to and in connection with the Merger. The number of TGRI common shares issued to Vnue Washington's stockholders for the acquisition of all shares of Vnue Washington represented approximately 79.0% of the issued and outstanding common stock immediately after the closing of the Merger Agreement. The board of directors and the members of the management of TGRI resigned and the board of directors and the member of the management of Vnue Washington became the board of directors and the member of the management of the combined entities upon closing of the Merger Agreement.

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

Overview of our Current Business

Through VNUE, Inc., our wholly owned subsidiary, we now carry on business as a live entertainment music technology company which brings bands and fans together by capturing professional quality audio and video recordings of live performances and delivers the experience of a venue to your home and hand.

By streamlining the processes of curation, clearing, capturing, distribution and monetization of music performances, VNUE manages and simplifies the complexities of the music ecosystem.

VNUE produces and captures rich content through its Front of House mobile application and provides world-wide distribution and monetization of live concerts and other events through a suite of mobile, web administration applications, allowing an artist to seamlessly deliver and sell their live performances directly to the fans who attend their shows.

While VNUE will primarily be used in live music venues, we are also branching into many other entertainment experiences such as comedy, plays, musicals, university lectures, professional demonstrations and panel discussions, as well as action sports and religious events.

VNUE's business model is based on the business to consumer VNUE software application, now in beta testing, as well as business to business monetization of our back end rights clearing system software, which is currently in development with a projected beta some time during the first quarter 2017.

We are a relatively new company and to date we have received no revenues from our operations. VNUE, Inc., our wholly owned subsidiary, only recently commenced operations and we have undertaken only organizational activities and software application development. Our independent auditors have raised substantial doubts as to our ability to continue as a going concern without significant additional financing. Accordingly, for the foreseeable future, we will continue to be dependent on additional debt and equity financing in order to maintain our operations and continue with our development activities.

Acquisitions will be pursued where the Directors consider that there is clear value through the addition of expertise, customers, monetization potential or geographic footprint.

Our principal offices are located at 104 W. 29th Street, 11th Floor, New York, NY 10001. Our telephone number is 857-777-6190. The live music and entertainment space is constantly searching for new monetization outlets; VNUE has a solution that melds content and technology in almost any venue in the world. This befits not only artist, labels, publishers and live venues but the fan.

The History of VNUE

VNUE was founded in August of 2013 by Matthew Carona and Louis Mann with the vision of creating a collective network of connected venues that empower and assist bands, artist, and entertainers to monetize their performance (audio & video) in the venue using mobile technologies. VNUE has developed its business and technology in tandem to enter into deals with venues, artists and labels across the United States using this initial launch strategy. The collective venue network effect, whereby each deal makes the offer more compelling to other potential customers, has been a key driver of VNUE’s growth to date. The initial focus of the business in early 2014 as a YouTube certified company, to create a Multi-Channel Network (MCN) specifically focused on live streaming and monetization of content through the google display network. VNUE’s first customer being the HipHopGods, a collective organization that manages hip-hop, rap, and emerging artists. Their initiative was to monetize all content across the digital and social landscape and create live streams through all HHG YouTube channels. Through VNUE’s current platform, network and services, HHG is working on unlocking new revenue streams. Through VNUE’s artist dashboard artists and publishers can simplify the processes of curation, clearing, capturing, distribution and monetization in venues and across the digital landscape.

In 2014, VNUE acquired Lively LLC a Seattle based music technology company and direct-to-fan mobile platform that brings artists, fans and brands together by capturing the live performance. As a result of the acquisition, VNUE has grown its platform, expanded into enabled venues and enhanced its platform offering to approve the monetization model and further evangelize the creation of the collective network of connected venues that empower artists to create content and monetize it.

Markets and Opportunity

It is estimated that there are over 400,000 Indie bands performing in the US domestic market alone, and while a handful of them will get produced under a label, even less will be big enough to attempt to utilize today’s current methods to capture and deliver live performance audio from a given show. Currently artist, bands and performers are missing a simple capture and immediate sell tool kit to deliver high quality audio and video to their fans for each of their live shows.

VNUE’s goal first and foremost is to empower artists - not only in serving their fans, but generating a monetary footprint, which can foster the continued creation of their art.

VNUE intends to strategically align an economically viable in-house digital solution during a golden era of live music by creating a platform and connected network that is extremely complex and resource-intensive. Through a suite of applications and with a dashboard centered at the heart of the software platform, a connected network of partners, labels, publishers, right management, artist, bands and venues and a range of advanced 3rd party distributors is created. VNUE allows distribution of content to all types of digital and social focused sites as well as within its own sandbox, with a range of revenue models and centralized reporting that the artists, labels and publishers get to keep. By using the VNUE platform, artists are allowed to create, market and distribute their shows while creating new revenue streams from digital sources. Fans are able to connect with their favorite performers in a new way, discover new performances and listen to and watch their live performances on their mobile devices, computer, gaming consoles, OTT services and connected home televisions.

Serving multiple customers on one platform enables VNUE to cost-effectively invest significant amounts in innovation to drive continuous product iterations that evolve as digital technology evolves.

Monetization and Business Model

In today’s social media world, fans want to be able to immediately share with their friends the fact they were at a concert and how great the performance was that they just attended. Fans do not want to wait for a post-tour, live show CD to be produced from some other show on the tour months after the fact. They want the performance they witnessed and they want it now. VNUE intends to provide the solution.

Artists, music industry executives, record labels, music publishers and live performance venues will access VNUE’s solution as a service, through which they are able to benefit from a range of different revenue models to optimize the value of their live and on-demand content across a majority of digital ecosystems. The Company’s primary revenue model is to take a share of the revenue from sales of concert performances both audio and video or audio separately. In addition, the revenue stream can also include an advertising or sponsorship component that was integrated into tours. This revenue share aligns business outcomes for all parties and means that costs are primarily baked into the software and delivery agent. Typical revenue shares are expected to range from 15-60 percent and vary based on the level of service allocated to each artist, label, music publisher, and performance venue and the scale of the business opportunity. Secondary revenue streams include fees for storage, usage, licensing and software upgrades (design or social advertising distribution). VNUE’s revenue share is reported as net revenue (i.e. gross transaction revenues minus any revenue share due to third parties).

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

VNUE intends to deliver a technology suite to accompany the publisher that allows them to source and then generate a wide swath of reports down to granular level in venue streams and conversions. VNUE looks to commercialize the in venue sales components that is currently missing and expand these efforts globally and embed live and on-demand content from the VNUE audience network efficiently and cost-effectively. These features, such as its real time audio sweating tools, are designed to significantly reduce the manual effort required to display music content and, therefore, increase the efficiency of content distribution and the revenue yield per performance sold.

Products, Services and Intellectual Property

The company’s cloud-based software platform, contains four major pieces of intellectual property, based on a full stack Amazon Web Services deployment on which we support our mobile app, our Cross Platform Desktop Player, our VNUE Front of House (FOH) (for capturing soundboard audio), and the Artist Admin Portal for digital rights clearing and management of all artists, shows, and content. This technology is based on current languages and technologies and has been designed to be easily deployed and maintained. Currently, our software is being held as a proprietary trade secret and there are no current intentions to formally file documents with the United State Patent and Trademark Office; however, we may do so in the future.

VNUE’s Audio Manager is called Front of House. Sound Engineers at a music venue can use the Front of House application to capture performances for a band on any given night and immediately distribute digitally to patrons. The VNUE Front of House (FOH) is a mobile audio capture/upload tool that allows the user to capture a stereo feed from a live performance, split it into individual tracks, and upload m4a files of each track directly to the VNUE server for distribution through the VNUE Platform (Web, Mac, mobile applications). In addition, VNUE software associates the newly created live recording with its master track ID, automating publishing while the fans are still in the venue. Additionally, the system has an automated backend process anchored into a separate dashboard to handle the clearing and publishing aspects associated with the audio/video distribution and sale.

The Venue Artist Admin portal, an enterprise level content management system with administration features, allows VNUE to oversee all content and copyright clearances for artists, venues, labels and publishers. Each artist, label and publisher will receive a custom dashboard for their respective industry need.

Using VNUE’s suite of consumer focused products fans can relive a life-changing show from the night before, or catch up on their favorite band’s recent show on tour across the world. Shortly after a show’s conclusion, it is available for purchase on VNUE’s web, mac and mobile applications. In addition, 24 hours post show the audio and or video will also be syndicated for sale across our distribution network for all fans to enjoy.

Moments after the show is done, the Front of House compiles the file for sale at the venue. All of a sudden your phone buzzes with a notification from VNUE, telling you the venue you’re still standing in, is now and exclusively offering the audio or video for a price determined before the show.

VNUE partners with artists to record and quickly deliver live shows to fans in studio-quality audio and video. Content is purchased and downloaded in the app moments after the show so fans can stay connected to the band even when they aren't looking up.

VNUE Artist Admin

Our Venue Artist Admin suite works this way: an artist signs up on www.vnue.com, uploads their tracks for the next show and then uses the FOH application for Audience Point of Sale for their Audio or Video recorded show. That is our definition of a "VNUE Enabled Artist". Our simple audio options let artists easily connect with their fans without losing quality. Using our Front of House software and a stereo audio interface (ex. Apogee Duet), artist can capture their live shows at any venue. The shows are then cleared, managed, and distributed through the VNUE Audience Platform and Artist Admin.

VNUE Admin

VNUE Admin is a collective network of connected Venues. Enabled with VNUE Front of House Technology, Customized Audience Admin Account and a content publishing hub made up of HD cameras and location based software to collect various points of consumer related data prior, during and post the performance. VNUE believes this is the definitive technology and product for live events, venues and music festivals.

Enabled Venues

The sound engineer or designated management at the venue will have access to a customized web administration system to align their bookings, artists, and revenue from in venue sales. We call these Venues, Enabled. VNUE partners directly with venues to give them the tools they need to record live shows. We invest upfront in audio and video capture equipment or sync with current video services at venues. An on-site promotional partnership with the venue encourages app downloads at the show for new members and repeat customers. The result is a cost effective customer acquisition model for Artists as well as VNUE.

The VNUE Proposition

VNUE provides an enterprise level solution to its partners through a software enabled service. The VNUE approach is focused on high quality content digital production and acquiring rights prior to the performance. VNUE seeks to distribute back to publishers and work with licensing to increase revenue and build a long tail value proposition for every performance captured. VNUE provides customers with audience network information and support for distribution of content to all types of destination sites including content owner sites, platforms and the business network of music publishers, streaming music services and "over the top" devices.

Management believes its enterprise level solution drives the following benefits to customers:

*	VNUE Super Admin – Proprietary Rights management software that enables granular control of content distribution, including by geography, personality types and publishers.

*	Long Term Investment – VNUE primarily takes a share of customers’ revenue, with VNUE taking the majority of its fees when the revenue is delivered.

*	iOS Focused– VNUE’s software enables customers to take advantage of enhance for iOS features, that greatly increase the probability of purchase.

*	Flexible Revenue Models – Labels, Venues, and Artists work with us to adapt their deal based on different revenue models including licensed, ad-funded, and direct to consumer or sponsorship.

*	Keep the Data – Performance data is collated from the FOH, Mobile Sandbox, Super Admin and Artist Admin into one dashboard. Financial data can be downloaded anytime for any reason. Full transparency of VNUE data is extremely important.

*	VNUE Audience reach – VNUE’s distribution to a pre-connected network of publishers enables access to potentially larger audiences.

License Agreement with Universal Music Corp.

On November 2, 2015, the Company entered into a License Agreement with Universal Music Corp. ("Universal"). The License Agreement is effective September 8, 2015, and has a term of Two (2) Years from the Effective Date. Under the terms of the License Agreement, Universal is granting to VNUE a non-exclusive, non-transferable, non-sub-licensable license to create and distribute content using certain Universal compositions, more specified in the Grant of Right’s section of the License Agreement.

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

Competition

A number of musicstreaming services exist, but these services are not packaging the audio for a fan that is currently at the performance to purchase and enjoy immediately after the show. In addition, they are not providing services on a cost effective automated basis necessary to provide high quality audio recordings that is cost effective enough to be utilized by artists to cover all their individual shows. Our main competition is a small group, which includes set.FM, LoveLive, SoundHalo, and nugs.net. There are some competitors that do post show production audio through a very manual and delayed process that is not available to the fans for days if not weeks after the show, and their process is so costly that the artists have to pick and choose certain shows to cover. Others have attempted to capture live audio at shows and burn the show to a CD for distribution at the show, but again, this is a very costly and manual process that does not produce enough CDs fast enough at a given show to meet the demand. We believe the CD process does not scale effectively, and cannot efficiently cover every show in a tour. Nor does the CD process appear to have the capability to cover thousands of bands at once as every show requires a significant amount of equipment and manpower deployed at each show. Additionally, the idea of delivery media on a CD is antiquated and we believe the ability to deliver media on mobile devices is key to capturing today’s market audience. In addition, antiquated capture and delivery methods have an additional difficulty in that there is a complex back end process of clearing publishing and royalty rights which is difficult for the average band to navigate in order to produce and deliver live show audio to their fans. VNUE’s acquisition of the Lively software provides the technology for a comprehensive solution that addresses these concerns in one automated solution.

However, there can be no assurance that even if we are successful, we will be able to compete effectively with the other companies in our industry. As we are a relatively small company, we face the same problems as other small companies in any industry, such as lack of available funds, established distribution channels or an established customer base. Our competitors may be substantially larger and better funded than us, and have significantly longer histories of operation and development than us. In addition, they may be able to provide more competitive products than we can and generally be able to respond more quickly to new or emerging technologies and changes in legislation and regulations relating to the industry. Additionally, our competitors may devote greater resources to the development, promotion and sale of their products or services than we do. Increased competition could also result in loss of key personnel, reduced margins or loss of market share, any of which could harm our business.

Key Business Strengths

Management believes that the key factors that will contribute to VNUE’s success are:

1.	The Connected Venue Network Pre-connected Network – VNUE has a large and growing pre-connected network of partners – over 750 content owners and over 6,500 publishers. Content owners can quickly access this network of publishers who may want their content and publishers can access a wide range of premium content across the Business’ industry verticals.

2.	VNUE Audience Innovation – VNUE has a team of approximately 10 people involved in R&D, tasked with continually upgrading and enhancing the software product to better serve customers’ evolving needs. Upgrades are easy to deploy due to the platform’s modular design – it has been constructed as a service orientated cloud-based architecture for maximum scalability.

3.	Advanced Services – VNUE’s specialist teams offer a range of advanced services including audience development, metadata and search engine optimization, premium advertising and sponsorship sales, live streaming event support and premium support for enterprise customers. VNUE Studios leverages a creative network of content producers, talent, publishers and brands to identify opportunities for the creation of the best live programming.

4.	Business Model Aligned to the Customer Interests – VNUE’s primary revenue model is to take a share of those revenues due to the customer for use of its software and services as well as approved license to package performances within our products. Aligning VNUE success with the success of its customers greatly helps the artist VNUE’s strategy is not focused on production in-house, or acquiring rights (therefore it does not actively seek to compete with content owners), nor does it own B2C sites (therefore it does not actively seek to compete with publishers).

5.	Track Record of Delivering for Key Reference Customers – Due to the proposition described above, capabilities and customer benefits, VNUE has signed up a range of established customers. The Directors believe that a track record of recruiting and delivering for established customers will support further business development activities.

Employees

We currently have two full-time or part-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development. The remuneration paid to our officers and directors will be more completely described elsewhere our audited financial statements. We expect to double the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

As stated above we have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development

We spent $550,262 on research and development activities during the year ended December 31, 2015, primarily related to the development of our proprietary software and we anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations are summarized under the section of this annual report entitled "Management’s Discussion and Analysis of Financial Position and Results of Operations".

Subsidiaries

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

Environmental Laws

We believe that our operations do not have a material effect on the environment nor do environmental regulations have a material impact on our current operations.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 104 W. 29th Street, 11thFloor, New York, NY 10001. Our telephone number is 857-777-6190. The office space is shared with other companies and entrepreneurs and we pay $1,300 per month for the use of the space on a month to month basis. We began use of the office space in April 2015. We have no other real property.

Item 3. Legal Proceedings

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheet as of December 31, 2015.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTCMarkets under the symbol "VNUE". Trading in stocks quoted on the OTCMarkets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTCMarkets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCMarkets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCMarkets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTCMarkets on November 18, 2013. As of December 31, 2015, only a minimal amount of shares have traded on OTCMarkets.

Stockholders of Our Common Shares

The table below sets forth the high and low bid prices for our common stock on the OTCBB for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
October 1, 2015 – December 31, 2015	0.065	0.028
July 1, 2015– September 30, 2015	0.031	0.017
April 1, 2015 – June 30, 2015	0.033	0.0045
January 1, 2015–March 31, 2015	0.0084	0.004
October 1, 2014 – December 31, 2014	0.0072	0.004
July 1, 2014– September 30, 2014	0.0061	0.0043
April 1, 2014 – June 30, 2014	0.0148	0.0061
January 1, 2014–March 31, 2014	0.015	0.0125

On December 31, 2015, the closing price of our shares of common stock on the OTCBB was $0.065.

Holders

As of December 31, 2015, there were approximately 260 holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Equity Compensation Plans

In April 2013, we adopted a 2012 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote the long-term success of our company and the creation of stockholder value by encouraging the attraction and retention of qualified employees and non-employee directors, encouraging them to focus on critical long-range objectives of our company and linking their interests directly to stockholder interests through increased stock ownership. The Plan seeks to achieve this purpose by providing for various types of incentive awards to participants. We believe it is important to have flexibility to grant various types of equity awards to our employees so that we can react appropriately to the changing environment. No securities have been issued under the Plan to date.

The Plan shall be administered by our Board until the appointment of an appropriate committee (the "Committee"). The Committee has the discretion to determine the types and terms of awards made under the Plan. The Plan allows the Company to grant stock options; restricted stock rights; restricted stock; performance shares; performance share units; and stock appreciation rights to employees, officers, consultants to, and non-employee directors of, our company on the grant date of the award. The total number of shares subject to all awards under the Plan is fifteen million, subject to adjustment as provided in the Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. The maximum number of shares that may be granted to a participant in any year is three million. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the Plan rules, other than for non-substantive amendments to the Plan. The Plan also sets out provisions relating to a change in control of the Company, the non-transferability of awards, the forfeiture and substitution of awards, as well as other provisions customary for plans of this type.

Equity Compensation Plan Information

	As of December 31, 2015
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements, including the notes thereto, appearing elsewhere in this annual report, as well as the section in this annual report entitled "Description of Business". These financial statements have been prepared in accordance with U.S. GAAP and are presented in U.S. dollars.

Cautionary Statement Regarding Forward-Looking Information

The statements in this registration statement that are not reported financial results or other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 , as amended. These statements appear in a number of different places in this report and can be identified by words such as "estimates", "projects", "expects", "intends", "believes", "plans", or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission ("SEC"). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Presentation of Information

As used in this quarterly report, the terms "we", "us", "our" and the "Company" mean VNUE, Inc. and its subsidiaries, unless the context requires otherwise.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the twelve months ended December 31, 2015 should be read in conjunction with our audited consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore do not have material revenues or income.

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

Acquisition-Related Costs

Our acquisition-related costs for the Twelve-Months Ended December 31, 2015 amounted to $906,462 compared to $0 for the Twelve-Months Ended December 31 2014 in connection with the closing of the Merger on May 29, 2015.

Software Development

Our software development expenses for the Twelve-Months Ended December 31, 2015 amounted to $550,262 compared to $97,514 for the Twelve-Months Ended December 31, 2014. The increase represents the necessary development of our software that is the basis for our products and services that we plan to offer as we implement our business plan.

General and Administrative Expenses

Our general and administrative expenses for the Twelve-Months Ended December 31, 2015 amounted to $2,400,578 compared to $158,819 for the Twelve-Months Ended December 31, 2014. The increase in general and administrative expenses relative to last year is due primarily to the increased salaries for full time personnel, contract labor and other expenses associated with the Merger.

Other (Income) Expenses, Net

We recorded net other expenses for the Twelve-Months Ended December 31, 2015 of $144,461 compared to $130,415 for the Twelve-Months Ended December 31, 2014. The change in net other expenses was primarily due to the change in fair value of derivative liability and financing costs of $110,000.

Net Loss from Operations

As a result of the foregoing acquisition-related costs, software development expenses, general and administrative expenses, and other income, our net loss for the Twelve-Months Ended December 31, 2015 was $4,267,263, compared to our net loss for the Twelve-Months Ended December 31, 2014 of $386,748.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of December 31, 2015, we had cash and cash equivalents of $45,288.

We had negative cash flow from operating activities of $828,167 for the Twelve-Months Ended December 31, 2015, compared with negative cash flow from operating activities of $132,690 for the Twelve-Months Ended December 31, 2014. The increase in negative cash flow for operating activities is due to costs associated with the Merger, and reflects the Company’s expanded operations under the VNUE business model, which resulted in significant payments to service providers and employees.

We had negative cash flow from investing activities of $52,037 for the Twelve-Months Ended December 31, 2015 due to an advance to a related party. We had negative cash flow from investing activities of $150,000 for the Twelve-Months Ended December 31, 2014 due to the acquisition of intangible assets.

We had positive cash flow from financing activities of $887,946 for the Twelve-Months Ended December 31, 2015 as compared to $282,736 for the Twelve-Months Ended December 31, 2014. The cash flow from financing activities for the Twelve-Months Ended December 31, 2015 was primarily due to $946,319 in proceeds from the issuance of common shares. This $946,319 is offset by $17,373 in repayments to a stockholder and $41,000 in repayments of convertible notes payable during the same period. The cash flow from financing activities for the Twelve-Months Ended December 30, 2014 was due to $86,736 in advances from a stockholder, $96,000 in proceeds from convertible notes payable and $100,000 in proceeds from the issuance of common stock..

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $721,686 at December 31, 2015, and incurred a net loss of $4,267,263, and used net cash in operating activities of $828,167 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December 2016. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

We have not generated significant revenues, have incurred losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations. We do not anticipate generating any revenues in the foreseeable future, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Application of Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which were prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.See Note 2 - Significant and Critical Accounting Policies and Practices page F-7 herein.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2015, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Venue, Inc.
December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Vnue, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vnue, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2015, the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2015, had a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A.

Los Angeles, California

December 12, 2016

VNUE Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
Assets
Current Assets
Cash	$7,788	$46
Prepaid expenses	37,500	-

Total current assets	45,288	46

Intangible assets , net	-	336,300

Total assets	$45,288	$336,346

Liabilities and Stockholders' Deficit
Current Liabilities

Accounts payable	$280,610	$105,943
Accrued expenses	84,311	-
Advances from stockholders	14,720	720
Note payable to officer	54,643	86,016
Notes payable	59,000	-
Convertible notes payable, net	11,441	3,116
Convertible notes payable, related parties, net	13,003	7,551
Derivative liabilities	249,246	215,748

Total current liabilities	766,974	419,094

Commitment and contingencies

Stockholders' Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; 0 and 6,709,775 shares issued and outstanding, respectively	-	671
Common stock, par value $0.0001: 750,000,000 shares authorized; 640,913,164 and 402,483,881 shares issued and outstanding, respectively	64,091	40,248
Additional paid-in capital	3,736,177	263,081
Common stock to be issued, 2,608,334 shares and 0 shares, respectively	132,057	-
Accumulated deficit	(4,654,011	(386,748)

Total Stockholders' Deficit	(721,686)	(82,748)

Total Liabilities and Stockholders' Deficit	$45,288	$336,346

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Operating expenses
Software development	$550,262	$97,514
Acquisition-related costs	906,462	-
General and administrative	2,400,578	158,819
Impairment of intangibles	265,500	-
Total operating expenses	4,122,802	256,333
Loss from Operations	(4,122,802)	(256,333)

Other (income) expenses
Change in fair value of derivative liability	83,156	(33,204)
Gain on extinguishment of derivative liability	(49,658)	-
Financing costs	110,963	163,619
Other (income) expenses, net	144,461	130,415
Net loss	$(4,267,263)	$(386,748)
Earnings per share - Basic and diluted	$(0.01)	$(0.00)
Weighted average common shares outstanding - Basic and diluted	542,382,209	402,483,881

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc,

Consolidated Statement of Changes in Stockholders' Deficit

For the Years ended December 31, 2015 and 2014

	Preferred Stock par value $0.0001		Common Stock par value $0.0001		Additional			Total
	Number of		Number of		Paid-in	Shares to	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Deficit
Balance, December 31, 2013	-	$-	-	$-	$-	$-	$-	$-
Founders' shares issued			392,922,500	39,292	(39,292)		-	-
Issuance of shares for cash			9,561,381	956	99,044			100,000
Issuance of preferred shares for the acquisition of intangible assets	6,709,775	671			203,329			204,000
Net loss							(386,748)	(386,748)
Balance, December 31, 2014	6,709,775	671	402,483,881	40,248	263,081	-	(386,748)	(82,748)
Shares issued for cash			37,501,250	3,750	942,569			946,319
Shares issued for services to related parties			46,048,116	4,604	1,395,423			1,400,027
Shares issued for services			9,875,001	988	217,345	132,057		350,390
Common shares issued for conversion of preferred shares as part of reverse merger	(6,709,775)	(671)	6,709,775	671				-
Shares issued upon reverse acquisition			126,866,348	12,687	(12,523)			164
Shares issued for acquisition-related	costs		29,814,384	2,981	903,481			906,462
Shares issued per settlement agreement reached			3,500,000	350	76,650			77,000
Return of shares in exchange for advances			(21,885,591)	(2,188)	(49,849)			(52,037)
Net loss							(4,267,263)	(4,267,263)
Balance, December 31, 2015	-	$-	640,913,164	$64,091	$3,736,177	$132,057	$(4,654,011)	$(721,686)

See accompanying notes to the condensed consolidated financial statements.

Vnue, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Cash Flows from Operating Activities

Net loss	$(4,267,263)	$(386,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	70,800	17,700
Impairment of intangible asset	265,500	-
Change in fair value of derivative liabilities	83,156	(33,204)
Derivative value in excess of convertible notes	-	152,952
Note issued for financing cost	50,000	-
Note issued for services	9,000
Gain on extinguishment of debt	(49,658)	-
Amortization of debt discount	54,778	10,667
Shares issued for acquisition-related costs	906,462	-
Shares issued for services	1,750,582	-
Shares issued for settlement agreement	77,000	-
Changes in operating assets and liabilities:
Prepaid expense	(37,500)	-
Accounts payable	174,666	105,943
Accrued expense	84,310	-

Net Cash Used in Operating Activities	(828,167)	(132,690)

Cash Flows from Investing Activities
Acquistion of intangible assets	-	(150,000)
Advances to related party	(52,037)	-

Net cash used in Investing Activities	(52,037)	(150,000)

Cash Flows from Financing Activities

Advances from (repayment to) stockholders, net	(17,373)	86,736
Repayment of convertible notes payable	(41,000)	-
Sale of convertible notes payable	-	96,000
Proceeds from issuance of common shares	946,319	100,000

Net Cash Provided by Financing Activities	887,946	282,736

Net Change in Cash	7,742	46

Cash - beginning of the reporting period	46	-

Cash - end of the reporting period	$7,788	$46

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash Financing and Investing Activities
Conversion of preferred shares to common shares upon reverse merger	$671

Cancellation of advances to related party in exchange for return of treasury shares	$52,037	$-
Issuance of preferred shares for acquisition of intangible assets	$-	$204,000

See accompanying notes to the condensed consolidated financial statements.

Vnue, Inc.

Years Ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

History and Organization

Vnue, Inc. (formerly Tierra Grande Resources, Inc.) ("VNUE", "TGRI", or the "Company") was incorporated under the laws of the State of Nevada on April 4, 2006. TGRI engaged in the acquisition and exploration of mineral properties and was inactive prior to the reverse acquisition described below. The Company is developing a technology driven solution for Artists, Venues and Festivals to automate the capturing, publishing and monetization of their content.

Vnue LLC ("Vnue LLC" or "Predecessor") was a limited liability company organized under the laws of the State of Delaware on August 1, 2013 which began operations in January 2014. On December 3, 2014, Vnue LLC filed a certificate of merger and merged into VNUE Washington with VNUE Washington as the surviving corporation. On May 29, 2015, VNUE, Inc. entered into a merger agreement with Vnue Washington, Inc. Pursuant to the terms of the Merger Agreement, all of the outstanding shares of any class or series of Vnue Washington were exchanged for an aggregate of 507,629,872 shares of TGRI common stock as follows: (i) all shares of Vnue Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger were exchanged for an aggregate of 477,815,488 fully paid and non-assessable shares of TGRI common stock; and (ii) 29,814,384 shares of TGRI common stock were issued to an attorney as payment for legal services performed prior to and in connection with the Merger. As a result of the Merger, Vnue Washington became a wholly-owned subsidiary of the Company, with the former stockholders of Vnue Washington collectively owning shares of the Company's common stock representing approximately 79.0% of the voting power of the Company's outstanding capital stock. On May 29, 2015 the Company changed its name to Vnue, Inc.

As the former owners and management of Vnue Washington have voting and operating control of the Company after the Merger, the transaction has been accounted for as a reverse merger with Vnue Washington deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of Vnue Washington prior to the Merger, and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger, with 126,866,348 shares of common stock outstanding before the reverse merger reflected in the accompanying financial statements as shares issued upon the reverse merger. The fair value of $906,462 of the 29,814,384 shares issued to the attorney has been recorded as an acquisition related cost.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $721,686 at December 31, 2015, and incurred a net loss of $4,267,263, and used net cash in operating activities of $828,167 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December 2016. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Note 2 - Significant and Critical Accounting Policies and Practices

Principles of Consolidation

The Company consolidates all wholly owned and majority-owned subsidiaries in which the Company’s power to control exists. The Company consolidates the following subsidiaries and/or entities:

Name of consolidated subsidiary or Entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/disposition, if applicable)	Attributable interest

Vnue Inc. (formerly TGRI)	The State of Nevada	April 4, 2006 (May 29, 2015)	100%

Vnue Inc. (Vnue Washington)	The State of Washington	October 16, 2014	100%

Vnue LLC	The State of Washington	August 1, 2013 (December 3, 2014)	100%

Vnue Technology Inc.	The State of Washington	October 16, 2014	90%

Vnue Media Inc.	The State of Washington	October 16, 2014	899%

Vnue Technology, Inc. and Vnue Media, Inc. were inactive corporations at December 31, 2015 and 2014. Inter-company balances and transactions have been eliminated.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2015, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

Fair Value of Financial Instruments

The Company follows the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy are described below.

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable reporting date as of the end of the period.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments.

The fair value of the derivative liabilities of $249,246 and $215,748 at December 31, 2015 and 2014, respectively, were valued using Level 2 inputs.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

An impairment loss will be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment is based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset will be its new cost basis. For a depreciable long-lived asset, the new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Restoring a previously recognized impairment loss is prohibited.

The Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. The long lived asset was determined to be impaired at December 31, 2015 and a loss of $265,500 was recorded for the year ended December 31, 2015.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. The Company does not anticipate incurring any losses related to these credit risks. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and intends to maintain allowances for anticipated losses, as required.

Loss per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation as their effect is antidilutive.

For the years ended December 31, 2015 and 2014, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of December 31, 2015 and 2014, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2015	2014
Convertible Notes Payable	4,700,603	4,714,783

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

The fair value of the Company's stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Income Taxes

The Company follows the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company’s tax years 2011 to 2015 remain subject to examination by major tax jurisdictions.

Pursuant to the Internal Revenue Code Section 382 ("Section 382"), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL. Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years. The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In August, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statement presentation or disclosures.

Note 3 - Intangible Assets

On July 23, 2014, the Company entered into an Asset purchase agreement with Lively, LLC whereby the Company acquired certain assets of Lively, LLC for consideration of (i) cash payment of $150,000 and (ii) issuance of 6,709,775 Preferred shares with a fair market value of $204,000 at the time of the issuance. The shares were valued at $0.0304 per share, which was the most recent sales price per common share from the subsequent sale of Vnue Washington's common stock as a Vnue Washington preferred share is convertible to a common share on a 1 to 1 basis. Assets purchased included: a) software, inventions, customers, customer lists, development, documents and records, designs, claims, intellectual property rights, distribution rights and merchandising rights; b) all copyright, patents, trademarks, trade names, logos or service marks and other intangible property and rights. The Company recorded the intangible assets of $354,000 including (i) $150,000 in cash and (ii) $204,000 in Vnue Washington's preferred shares.

During the years ended December 31, 2015 and 2014, the Company recorded amortization of $70,800 and $17,700, respectively. As of December 31, 2015, the Company performed an impairment test and determined that the recorded costs were no longer recoverable, and an impairment loss of $265,500 was recorded.

Note 4 - Related Party Transactions

Note payable to President, CEO and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, CEO and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of December 31, 2015 and 2014, the note payable to the officer was $54,643 and $86,016, respectively.

Advances from employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. As of December 31, 2015 and 2014, the advances from the employees were $14,720 and $720, respectively. Those advances are unsecured, non-interest bearing and due on demand.

Convertible Notes Payable to the Officers and Directors

The Company issued convertible notes to certain Officers and Directors of the Company for working capital purpose with 0% interest. The notes are convertible at variable prices and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. See further discussion in Note 6.

Transactions with Louis Mann

During 2015, the Company advanced $52,037 to Broadcast Institute of Maryland ("BIM") in anticipation of a planned collaboration. Louis Mann ("MANN"), an officer and director of the Company at the time, was also the owner of BIM. On August 26, 2015 Mann resigned from his officer and director positions with the Company, and entered into a share transfer agreement with the Company, whereby Mann returned 21,885,591 common shares to the Company in exchange for the advances to BIM. The Company has accounted for this transaction as the purchase of treasury stock which was then cancelled.

Subsequent to his termination, on August 26, 2015, the Company entered into an Advisory Agreement with MANN. Such Advisory Agreement provided for MANN’s continued and ongoing advisory services to the Company until December 31, 2015 and MANN was to be paid $25,000 for providing such Advisory Services, which was due and payable on or before December 31, 2015. Such amount is included in accrued expenses at December 31, 2015.

Note 5 - Note Payable

Notes payable at December 31, 2015 consist of the following;

(a) Tarpon	$50,000
(b) Individual	9,000

Total	$59,000

________________

(a)	On June 15, 2015, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 8), the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance. The note is currently past due.

(b)	On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%

Note 6 - Convertible Notes Payable

Convertible notes payable consist of the following:

	December 31, 2015	December 31, 2014

On August 14, 2014 and August 20, 2014 the Company issued three convertible notes to three note holders in the principal amounts of $5,000, $10,000 and $10,000, respectively, with interest at 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted.

	$25,000	$25,000

On August 31, 2014, the Company issued a non-interest bearing convertible note to an officer in the amount of $15,000. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The Company repaid $13,500 of the note during the year ended December 31, 2015.

	1,500	15,000

Two non-interest bearing convertible notes were issued to a director on August 31, 2014 in the amounts of $35,000 and $21,000, respectively. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The note is due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The Company repaid $27,500 of the note during the year ended December 31, 2015.

	28,500	56,000

Total notes outstanding	55,000	96,000

Valuation discount	(30,556)	(85,333)

Convertible notes payable, net	$24,444	$10,667

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	December 31, 2015	December 31, 2014
Convertible notes payable, net	$11,441	$3,116
Convertible notes payable, related party, net	13,003	7,551
Total	$24,444	$10,667

The Company considered the current FASB guidance of "Contracts in Entity’s Own Stock" which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes in 2014, the initial fair value of the embedded conversion feature was $248,952. As such, the Company recorded a $248,952 derivative liability, of which $96,000 was recorded as debt discount offsetting the fair value of the Notes and the remainder of $152,952 recorded as financing costs in the Consolidated Statement of Operations for the year ended December 31, 2014. The discount is being amortized using the effective interest rate method over the life of the debt instruments. During the years ended December 31, 2015 and 2014, amortization of debt discount was $54,778 and $10,677, respectively. The unamortized balance of the debt discount was $30,556 and $85,333 as of December 31, 2015 and 2014, respectively

Note 7 - Derivative Liability

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

At December 31, 2014, and at the date of issuance, the Company utilized a third party valuation consultant to assist the Company in determining the fair value of its derivative financial instruments related to its convertible notes. The convertible notes were valued at issuance at $248,952 and $215,748 at December 31, 2014 with the following assumptions:

- The stock price was based on the Private Placement dated January 1, 2015 which raised $686,320 at $1.53 per VNUE Common S tock share price with 9,491,961 issued / outstanding and using the TGRI capitalization of 477,815,488 issued / outstanding with a Common Stock share price of $0.0304.

- The stock projections are based on the comparable company annual volatilities for each date. These volatilities were in the 104–122% range:

	1 year		1 year

8/14/14	104%	9/30/14	109%

8/20/14	109%	12/31/14	119%

8/31/14	109%	3/31/15	122%

-	The stock price projection was modeled such that it follows a geometric Brownian motion with constant drift and a constant volatility, starting with the $0.03 market stock price at each valuation date;

-	An event of default would not occur during the remaining term of the note;

-	Conversion of the notes to stock would occur only at maturity if the Note was in the money and a reset event had occurred - either the Next Financing or Corporate Transaction;

-	Redemption would have no derivative value since no penalty or interest rate adjustment exist in these Notes;

-	Discount rates were based on risk free rates in effect based on the remaining term and date of each valuation and instrument.

-	The expected life was based on the term of the underlying note.

At December 31, 2015, the fair value of the derivative liabilities of $249,246 was determined through use of a probability-weighted Black-Scholes-Merton valuation model, based on the following assumptions: (i) stock price of $0.065, (ii) conversion prices of $0.0124 and $0.0282, (iii) volatility rate of 188%, (iv) discount rate of 0.85%, (v) zero expected dividend yield, and (vi) expected life of 1.67 years. The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

As noted above, for the year ended December 31, 2015, the Company utilized the probability-weighted Black-Scholes-Merton valuation model to value its derivatives, whereas in the prior period a Monte Carlo model was utilized. Management's basis for changing methodologies included: (1) its conclusion that the probability-weighted Black-Scholes-Merton valuation model would meet the fair value objective for these types of derivatives; (2) the simplicity and transparency of the probability-weighted Black-Scholes-Merton valuation model, including the Company's disclosure of all input assumptions, provides the user of the financial statements the benefit of more clearly understanding managements judgments and estimates utilized in valuing these instruments in comparison to the more complex and less transparent Monte Carlo model; (3) cost benefit considerations in preparing the estimates, considering that both methodologies (Black Scholes Merton and the Monte Carlo model) are acceptable for valuing instruments with these characteristics, and (4) the use of the probability-weighted Black-Scholes-Merton valuation model would not result in a valuation materially different than the Monte Carlo model.

During the year ended December 31, 2015 and 2014, the Company recognized $83,156 and ($33,204), respectively, as other (income) expense, which represented the difference in the value of the derivative from the respective prior period. In addition, the Company recognized a gain of $49,658 during the year ended December 31, 2015 which represented the extinguishment of derivative liabilities related to repayments made on the unsecured convertible notes

Note 8 - Stockholders’ Deficit

Common stock issued to founders

During the year ended December 31, 2014, VNUE Washington issued an aggregate of 392,922,500 shares of its common stock to its founders for no consideration.

Common stock issued for cash

During 2015, and prior to the reverse merger on May 18, 2015, the Company sold 22,572,344 shares of its common stock for aggregate proceeds of $686,320. Subsequent to the reverse merger, the Company sold 14,928,938 shares of its common stock for aggregate proceeds of $260,000.

During the year ended December 31, 2014, the Company issued 9,561,381 shares of its common stock for aggregate proceeds of $100,000.

Shares issued for services

During the year ended December 31, 2015, the Company issued an aggregate of 46,048,116 shares of its common stock to certain founders of the Company for services rendered valued at $1,400,027 based upon the most recent per share cash sales price of its common stock, and recorded this amount as acquisition-related costs.

During the year ended December 31, 2015, the Company issued an aggregate of 9,875,001 shares of its common stock to certain consultants for investor relations and software development services valued at $218,333, based upon the most recent per share cash sales price of its common stock,

Upon consummation of the Merger Agreement on May 29, 2015, the Company issued 29,814,384 fully paid and non-assessable shares of TGRI common stock to Matheau J. W. Stout, Esq. as payment for services performed prior to and in connection with the Merger. The Company valued the 29,814,384 shares at $906,462 based upon the most recent per share cash sales price of its common stock, and recorded this amount as acquisition-related costs.

Shares to be issued

On July 27, 2015, the Company entered into a consulting agreement with a consultant, which included, among other things, monthly compensation of 791,667 shares of common stock. As of December 31, 2015,1,583,334 shares of common stock with a value of $81,146 have not been issued and are included in common shares to be issued in the accompanying consolidated balance sheet.

On September 10, 2015, the Company entered into a one-year consulting agreement with a consultant, which included, among other things, compensation of $50,000 to be paid in shares of common stock based on the closing price of the Company’s common stock on the final trading day of the consulting agreement. As of December 31, 2015, $16,667 of the value of the shares of common stock has been included in common shares to be issued in the accompanying consolidated balance sheet.

On July 23, 2015, the Company entered into an employment agreement with an individual pursuant to which it agreed to issue 25,000 shares of the Company’s common stock at the end of each calendar quarter that the individual is employed by the Company. During the year ended December 31, 2015, the individual earned 25,000 shares valued at $1,625 based on their fair value at the end of the quarters. The shares due were not issued as of December 31, 2015 and were reflected as common shares to be issued in the accompanying consolidated balance sheet.

On September 8, 2015, the Company entered into an employment agreement with an officer pursuant to which it granted 1,000,000 shares of the Company’s common stock. The shares vested immediately and were recognized as stock based compensation expense during the year ended December 31, 2015 based on their fair value on the agreement date in the aggregate amount of $27,474. The shares due were not issued as of December 31, 2015 and were reflected as common shares to be issued in the accompanying consolidated balance sheet.

Equity Purchase Agreement with Tarpon Bay Partners, LLC

On June 15, 2015, the Company entered into an Equity Purchase Agreement (the "Equity Purchase Agreement") with Tarpon Bay Partners, LLC, a Florida limited liability company ("Tarpon"). Under the terms of the Equity Purchase Agreement, Tarpon will purchase, at the Company's election, up to $5,000,000 of the Company's registered common stock (the "Shares").

During the term of the Equity Purchase Agreement, the Company may at any time deliver a "put notice" to Tarpon thereby requiring Tarpon to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Tarpon shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 90% of the lowest Closing Price during the Valuation Period as such capitalized terms are defined in the Agreement.

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

As a condition for the execution of the Equity Purchase Agreement by Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate of 10% per annum and a maturity date of December 31, 2015. The issuance of the note was recorded as a finance fee in the statement of operations for the year ending December 31, 2015.

In addition, on June 15, 2015, the Company and Tarpon entered into a Registration Rights Agreement (the "Registration Agreement"). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 120 days of June 15, 2015. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Tarpon may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Tarpon no longer owns any of the Shares.

At December 31, 2015, Tarpon had not purchased any shares under this agreement.

Settlement and Release Agreement - Dean Graziano

On July 23, 2015, the Company reached a Settlement and Release Agreement with Dean Graziano ("GRAZIANO") after learning that GRAZIANO might assert claims for equity or compensation against the Company or its subsidiary VNUE Washington and that such claims were not contained in the transaction documents surrounding the purchase of the intangible assets of Lively, LLC ("LIVELY") closed on July 23, 2014. Under the terms of the settlement, GRAZIANO agreed to resolve any and all claims, damages, causes of action, suits and costs, of whatever nature, character or description, whether known or unknown, anticipated or unanticipated, whether or not directly or indirectly related to the purchase of the LIVELY assets, or to any alleged verbal understandings of promises of employment, advisory roles, or equity, which GRAZIANO may now have or may hereafter have or claim to have against VNUE, and its subsidiaries (the "GRAZIANO CLAIMS") in exchange for Three Million Five Hundred Thousand (3,500,000) Shares (the "SETTLEMENT SHARES"). VNUE and GRAZIANO agree that delivery of the Settlement Shares pursuant to the conditions set forth herein shall satisfy VNUE’s obligation in full regarding any and all GRAZIANO CLAIMS. On July 27, 2015 the Company's board passed the resolution and issued the Settlement Shares to GRAZIANO.

The Company valued the 3,500,000 shares of its common stock earned upon grant on the date of signing at $77,000 based on its most recent cash sales price of its common stock, and recorded this amount as other expenses - settlement of claims upon execution of this agreement.

Preferred Stock

In July 2014, the Company issued 133,334 shares of preferred stock for the acquisition of certain assets from Lively, LLC. The preferred shares were valued at $1.53 per share or $204,000. This was based on the price of the January 2015 private placement, as there were no significant changes in the business between the date of assets acquisition and the date of private placement. The preferred stock had no voting rights and was convertible to common stock. The holder of the preferred stock exercised that conversion on May 29, 2015 and received 6,709,775 in exchange for 6,709,775 shares of preferred stock.

Note 9 - Income Taxes

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2015, the Company had net operating loss carry forwards of approximately $4,077,000that may be available to reduce future years' taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the full value of the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015 no liability for unrecognized tax benefits was required to be recorded.

Note 10 - Commitment and Contingencies

Litigation - Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. ("HLMG") filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington , HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2015.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015 and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. For the year ended December 31, 2105, the Company did not earn any revenue under this agreement.

License Agreement

On November 2, 2015, the Company entered into a License Agreement with Universal Music Corp. ("Universal"). The License Agreement is effective September 8, 2015, and has a term of Two (2) Years from the Effective Date. Under the terms of the License Agreement, Universal is granting to VNUE a non-exclusive, non-transferable, non-sub-licensable license to create and distribute content using certain Universal compositions, more specified in the Grant of Right’s section of the License Agreement. The Company will then market and sell this content via the VNUE Service at certain agreed upon price points more specifically described in the Business Model and Price Points Section of the License Agreement, and the Company shall pay Universal royalties for each sale of the content as specified in the Royalty Rates section of the License Agreement.

In accordance with the Minimum Guarantee provision of the License Agreement, the Company shall pay to Universal a minimum first year fee of Fifty Thousand Dollars ($50,000), which is due within 10 days of execution and a second year minimum fee of Fifty Thousand Dollars ($50,000), which is due upon the commencement of the second year of the Term. The Company paid the first installment in September 2015 and recorded such amount as a prepaid asset. As of December 31, 2015, $12,500 of this amount has been amortized and recorded as an operating expense and $37,500 remains prepaid.

Note 11 - Subsequent Events

June 2015 Promissory Note with Tarpon Bay Partners, LLC

On February 26, 2016, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2016. On March 2, 2016 and March 28, 2016, Tarpon converted principal and interest of $10,075 and $10,310, respectively, into 1,144,925 shares and 2,343,150 shares, respectively, of the Company’s common stock.

Convertible Note Payable

On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. The Note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. Further consideration was the granting of 10,000,000 shares of common stock, valued at $33,000 and recorded as shares to be issued. On July 18, 2016 the Company obtained an increase of principal on the note to $150,000. On August 10, 2016, the Company obtained an increase of principal on the note to $200,000. On September 30, 2016 the Company obtained an increase of principal on the note to $250,000. As further consideration for the increase in principal of the note in 2016, two officers of the Company transferred ownership of an aggregate of 35,000,000 shares valued at $108,000 to the lender.

February 2016 Equity Purchase Agreement with Tarpon Bay Partners, LLC

On February 18, 2016, the Company entered into an Equity Purchase Agreement (the "Equity Purchase Agreement") with Tarpon Bay Partners, LLC, a Florida limited liability company ("Tarpon"). Under the terms of the Equity Purchase Agreement, Tarpon will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the "Shares"). During the term of the Equity Purchase Agreement, the Company may at any time deliver a "put notice" to Tarpon thereby requiring Tarpon to purchase a certain dollar amount of the Shares. Simultaneous with the delivery of such Shares, Tarpon shall deliver payment for the Shares. Subject to certain restrictions, the purchase price for the Shares shall be equal to 125% of the lowest Closing Price during the Valuation Period as such capitalized terms are defined in the Agreement.

The number of Shares sold to Tarpon shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Tarpon, would result in Tarpon owning more than 9.99% of all of the Company's common stock then outstanding. Additionally, Tarpon may not execute any short sales of the Company's common stock. Further, the Company has the right, but never the obligation to draw down. The Equity Purchase Agreement shall terminate (i) on the date on which Tarpon shall have purchased Shares pursuant to the Equity Purchase Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the Equity Purchase Agreement was executed and delivered by the Company and Tarpon.

As a condition for the execution of the Equity Purchase Agreement by Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $25,000 with an interest rate of 10% per annum and a maturity date of August 31, 2016. The issuance of the note was recorded as a finance fee in the statement of operations for the three months ending March 31, 2016.

In addition, on February 18, 2016, the Company and Tarpon entered into a Registration Rights Agreement (the "Registration Agreement"). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 120 days of June 15, 2015. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Tarpon may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Tarpon no longer owns any of the Shares.

At March 31, 2016, Tarpon had purchased 2,500,000 shares under this agreement. The Company has not received proceeds of $25,000 and has recorded the amount as a subscription receivable. The February 18, 2016 Purchase Agreement for $10,000,000 effectively supersedes and terminates the prior Equity Purchase Agreement with Tarpon dated June 15, 2015, which was for $5,000,000.

Shares to be Issued

On January 2, 2016, the Company entered into an employment agreement with an officer pursuant to which it granted 10,000,000 shares of the Company’s common stock. The shares vested immediately and were recognized as stock based compensation expense during the period ended March 31, 2016 based on their fair value on the agreement date of $650,000.

On February 26, 2016, the Company entered into a common stock purchase agreement with an individual pursuant to which it agreed to issue shares of the Company’s common stock in exchange for proceeds of $5,000. The shares due were not issued as of March 31, 2016.

Transfer of Ownership-Loss of Control

On May 12, 2016, as part of the appointment of the Company’s new Chief Executive Officer, the Company’s controlling shareholder transferred the ownership of half of his shares to the new Chief Executive Officer. The Company considered the provisions of Staff Accounting Bulletin ("SAB") Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, and determined that the value of the shares was additional compensation cost and a contribution to capital by the controlling shareholder.  As such, the Company recorded a charge of $491,153 during the period ended June 30, 2016 relating to the fair market value of the shares on the date of the share transfer. As a result of the transfer the transferring shareholder is no longer a controlling shareholder.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 2016, the Company engaged the firm of WEINBERG & COMPANY, PC as the Independent Registered Public Accountant to Audit the Company’s financial statements for the fiscal year ending December 31, 2015.

The decision to change accountants was approved by the Company’s Board of Directors based upon WEINBERG'S favorable quote for performance of the 2015 audit.

Prior to engagement of WEINBERG & COMPANY, PC we had engaged the firm of LI & Company, PC to provide audited financial statements solely for the purpose of providing such statements for our recent S-1 filed on February 22, 2016. LI & COMPANY PC gave us an unsuccessful bid for our December 31, 2015 audit.

In accordance with the terms of the reverse merger, the Company’s fiscal year-end changed to December 31, 2015. During the Company’s most recent fiscal years ended May 31, 2014 and the subsequent interim period, there were no disagreements between the Company and MALONEBAILEY, LLP concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to MALONEBAILEY, LLP’s satisfaction would have caused them to make a reference to the subject matter of the disagreements in connection with their reports; there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

MALONEBAILEY, LLP’s report dated September 12, 2014 on the Company’s financial statements for the fiscal year ended May 31, 2014 did not contain any adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

The Company provided MALONEBAILEY, LLP with a copy of the foregoing disclosures and requested from MALONEBAILEY, LLP a letter addressed to the Commission stating whether MALONEBAILEY, LLP agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. MALONEBAILEY, LLP’s letter was attached as an exhibit to the Company’s 8-K Current Report dated November 9, 2015 as Exhibit 10.01.

We have had no disagreements with any of our accountants.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

1.	Lack of proper segregation of duties due to limited personnel.

2.	Lack of a formal review process that includes multiple levels of review.

3.	Lack of adequate policies and procedures for accounting for financial transactions.

4.	Lack of independent board member(s)

5.	Lack of independent audit committee

Management is currently evaluating remediation plans for the above control deficiencies.

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Weinberg & Company, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2015 pursuant to rules of the SEC.

Changes in Internal Control

During the quarter ended December 31, 2015, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not Applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Management and Directors

Our current directors and executive officers are as follows.

Name	Age	Position
M. Zach Bair	54	Chief Executive Officer and Chairman
Matthew Carona	32	Chief Operations Officer and Director
Collin Howard	46	Director
Anthony Cardenas	50	Chief Creative Officer

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

M. Zach Bair, 54, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was founder, president and chief executive officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006 Mr. Bair was founder, chairman and chief executive officer of Immediatek, Inc. a music tech company Mr. Bair took public in 2002. Bair is an accomplished audio and video producer, and is a voting member of the Recording Academy (the Grammys™). Bair has a significant history of implementing and commercializing the "instant media" business model, acquiring pioneer DiscLive in 2004. After selling DiscLive in 2006 Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. From 2009-2012, Bair aligned RockHouse with EMI Music, under the Abbey Road Live moniker, and in April of 2012, Bair rebranded the live operation "DiscLive Network".

Matthew P. Carona, 32, Director and Chief Operations Officer joined VNUE, Inc. as Chief Executive Officer and Director in April 2014. From November 2010 to March 2014 Mr. Carona was Chief Strategy Officer of Quello, LLC and from June 2008 to November 2010 was head of mobile business development for Billboard Magazine at Billboard, Inc. Prior to Billboard, Mr. Carona was an account executive for Show Media, Inc. from October 2007 to November 2008 and Director of Sales and Founder at World Trade Publication from September 2006 to October 2007. Mr. Carona has a Bachelor's Degree in Business Administration and Management from Western New England University.

Collin Howard, 46, Director As an operations-savvy executive with more than 15 years in banking, Collin’s experience has resulted in the successful development of financial planning and analysis, business intelligence, integrated business partnerships and decision support from the ground up. Collin Howard joined VNUE, Inc. in 2014 as the Chief Financial Officer. Collin is focused on driving investment strategy and next generation partnerships on a multitude of financial matters including raising capital, acquisition, accounting, financial modeling and analysis. Prior to joining VNUE, Collin served as a Vice President at the Toronto-Dominion Bank. Prior to his position with TD, Collin served as a Branch Manager at SunTrust Bank in 2006. He also served as a Business Development Officer for M&T Bank beginning in 2005. Before entering banking, Collin’s fascination with information technology and wireless services began when he joined TESSCO Technologies in 2000 as Credit Manager. Collin earned a Bachelor’s of Science Degree in Business Management from University of Phoenix in 2006.

Anthony Cardenas, 50, Chief Creative Officer-Vice President of Artist Relations joined VNUE, Inc. in May, 2016. Before his engagement with the company, Mr. Cardenas was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing and from January 2002 to January 2012 was employed by DiskFactory.com, Inc. where he was president and co-founder of the enterprise.

Change of Status

In May 2016 Collin Howard was replaced as chief financial officer by Zach Bair who became our principle accounting officer.

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

Board of Directors’ Meetings

During the fiscal year ended December 31, 2015 our board of directors did not formally meet. Our board conducted all business and approved all corporate actions during the fiscal year ended December 31, 2015 by the unanimous written consent of its members in the absence of formal board meetings.

Committees of the Board of Directors

As our common stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to have board committees.

We currently have an audit committee comprised of our current directors as a whole.. We do not have a "financial expert" under applicable rules. We believe the cost related to retaining a financial expert at this time is prohibitive.

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

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to us at our corporate offices

Other Information

We are required to file periodic reports, proxy statements and other information with the SEC. You may read and copy this information at the Public Reference Room of the SEC, 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain a copy of these reports by accessing the SEC’s website at http://www.sec.gov. You may also send communications to our board of directors at Vnue Inc., 104 W. 29th Street, 11th Floor, New York, NY 10001Attention: Chief Executive Officer.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on information provided to us, all such reports have not been filed under Section 16(a) of the Securities Exchange Act of 1934 in a timely manner since the filing of our prior annual report..

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
Matthew Carona	2015	$150,000	0	0	0	0	0	0	$0
CEO	2014	$0	0	0	0	0	0	0	$0

Collin Howard	2015	$150,000	0	0	0	0	0	0	$0
CFO	2014	$0	0	0	0	0	0	0	$0

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the years ended December31, 2014 or 2015. Our directors and officers do not own any stock options or other similar securities of our company.

Management Agreements

We currently have not entered into any management agreements.

Compensation upon Change of Control

As of December 31, 2015, we had no pension plans or compensatory plans or other arrangements, which provide compensation in the event of the termination of directors, officers or employees or a change in control of our company.

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

Compensation of Directors

We did not pay director's fees or other cash compensation to our directors for services rendered as directors in the year ended December 31, 2014 or 2015. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table set forth the ownership, as of the date of this Prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The mailing address for all persons is at 104 W. 29th Street, 11th Floor, New York, NY 10001

Shareholders	# of Shares	Percentage
Zach Bair, CEO	122,788,266	19%
Matthew Carona, COO	122,788,266	19%
Collin Howard, Director	45,559,177	7%
All directors and executive officers as a group	291,135,708	45%
Christopher Mann	81,858,860	13%

This table is based upon information derived from our stock records. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 646,901,239 shares of common stock outstanding as of November 30, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Corporation may indemnify and advance litigation expenses to its directors, officers, employees and agents to the extent permitted by law, the Articles or these Bylaws, and shall indemnify and advance litigation expenses to its directors, officers, employees and agents to the extent required by law, the Articles or these Bylaws. The Corporation’s obligations of indemnification, if any, shall be conditioned on the Corporation receiving prompt notice of the claim and the opportunity to settle and defend the claim. The Corporation may, to the extent permitted by law, purchase and maintain insurance on behalf of an individual who is or was a directors, officer, employee or agent of the Corporation. Since the beginning of our last fiscal year, we have not entered into any transactions, and there are no currently proposed transactions, with our officers, directors, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

While we do not have any special committee, policy or procedure related to the review, approval or ratification of transactions with related persons, our board of directors reviews all such transactions.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our Bylaws. We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officer, or controlling person in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to court of appropriate jurisdiction. We will then be governed by the court's decision.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Malone Bailey LLP, for the audit of our annual financial statements for the years ended December 31, 2014 and Weinberg and Company PC for our December 31, 2015 audit.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$50,354	$19,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$50,354	$19,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules Financial Statement Schedules

None.

Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (2)
4.1	2012 Stock Incentive Plan (3)
10.1	Equity Purchase Agreement with Tarpon Bay Partners, LLC dated February 18, 2016 (4)
10.2	Registration Rights Agreement with Tarpon Bay Partners, LLC dated February 18, 2016 (5)
10.3	Promissory Note issued to Tarpon Bay Partners, LLC dated February 18, 2016 (6)
16.1	Letter Re: Change in Certifying Accountant (7)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter dated September 25, 2009 (8)

101.	1NS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	LAB XBRL Taxonomy Extension Label Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definitions Linkbase Document

_________

* Filed herein

(1) Included as an exhibit with our Form SB-2 filed October 13, 2006.

(2) Included as an exhibit with our Form 8-K filed February 1, 2011.

(3) Included as an exhibit with our Form 8-K filed April 11, 2013.

(4) Included as an exhibit with our Form S-1 filed September 16, 2016.

(5) Included as an exhibit with our Form S-1 filed September 16, 2016.

(6) Included as an exhibit with our Form S-1 filed September 16, 2016.

(7) Included as an exhibit with our Form 8-K filed on November 9, 2015.

(8) Included as an exhibit with our Form 10-Q filed on January 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUE, INC.

Date: December 15, 2016	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal Accounting Officer and Chairman	December 15, 2016
Zach Bair

/s/ Matthew Carona	Chief Operating Officer and Director	December 15, 2016
Matthew Carona

