Form 10-Q
period 2016-03-31
VNUE, Inc.
filed 2016-12-15
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-53462

VNUE, INC.
(Formerly Tierra Grande Resources Inc.) (Name of Registrant in its Charter)

Nevada	98-054-3851
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

104 West 29th Street, 11th Floor, New York, NY 10001

(Address of Principal Executive Offices)

Issuer’s Telephone Number: 857-777-6190

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

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

November 30, 2016

Common Voting Stock: 646,919,239

VNUE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED March 31, 2016

CERTIFICATIONS

31.1	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

2

PART I
FINANCIAL INFORMATION

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

3

Vnue, Inc.

March 31, 2016 and 2015

VNUE, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$-	$7,788
Prepaid expenses	25,000	37,500

Total assets	$25,000	$45,288

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$436,686	$280,610
Accrued expenses	137,148	84,311
Advances from stockholders	14,720	14,720
Note payable to officer	71,108	54,643
Notes payable	34,000	59,000
Convertible notes payable, net	16,545	11,441
Convertible notes payable, related parties, net	15,833	13,003
Derivative liabilities	61,062	249,246

Total current liabilities	787,102	766,974

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 644,401,239 and 640,913,164 shares issued and outstanding, respectively	64,440	64,091
Additional paid-in capital	3,756,213	3,736,177
Common stock to be issued, 24,576,387 shares and 7,816,667 shares, respectively	836,845	132,057
Accumulated deficit	(5,419,600)	(4,654,011)

Total Stockholders’ Deficit	(762,102)	(721,686)

Total Liabilities and Stockholders’ Deficit	$25,000	$45,288

See accompanying notes to the condensed consolidated financial statements.

VNUE Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	(Unaudited)	(Unaudited)

Operating Expenses
Software development	$766,776	$23,857
General and administrative	182,741	55,018

Loss from Operations	(949,517)	(78,875)

Other Income/(Expense)
Change in fair value of derivative liability	231,852	93,488
Gain on extinguishment of derivative liability	21,308	-
Financing costs	(69,232)	(17,795)

Other income/(expenses), net	183,928	75,693

Net loss	$(765,589)	$(3,182)

Loss per share
-Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
-Basic and diluted	659,931,299	403,836,374

See accompanying notes to the condensed consolidated financial statements.

VNUE Inc.

Condensed Consolidated Statement of Changes in Stockholders' Deficit

For the Three Months ended March 31, 2016 (Unaudited)

	Common Stock par value $0.0001		Additional	Shares		Total
	Number of		Paid-in	to be	Accumulated	Stockholders'
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance, December 31, 2015	640,913,164	$64,091	$3,736,177	$132,057	$(4,654,011)	$(721,686)
Shares issued for cash				5,000		5,000
Shares issued for services				699,788		699,788
Shares issued for conversion of debt	3,488,075	349	20,036			20,385
Net Loss					(765,589)	(765,589)
Balance, March 31, 2016	644,401,239	$64,440	$3,756,213	$836,845	$(5,419,600)	$(762,102)

See accompanying notes to the condensed consolidated financial statements.

VNUE Inc.

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(765,589)	$(3,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	17,700
Change in fair value of derivative liabilities	(231,852)	(93,488)
Derivative value in excess of convertible notes	14,976	-
Note issued for financing cost	25,000	-
Gain on extinguishment of debt	(21,308)	-
Amortization of debt discount	24,433	17,795
Shares to be issued for services	699,788	-
Changes in operating assets and liabilities:
Prepaid expense	12,500	-
Account payable	156,076	3,270
Accrued expense	56,723	-
Net Cash Used in Operating Activities	(29,253)	(57,905)
Cash Flows from Financing Activities
Advances from (repayment to) stockholders, net	16,465	(25,927)
Repayment of convertible notes payable	-	(17,500)
Shares to be issued for proceeds from sale of common shares	5,000	-
Proceeds from issuance of common shares	-	110,000
Net Cash Provided by Financing Activities	21,465	66,573
Net Change in Cash	(7,788)	8,668
Cash – beginning of the reporting period	7,788	46
Cash – end of the reporting period	$-	$8,714
Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-
Non-cash Financing and Investing Activities
Common shares issued upon conversion of notes payable and accrued interest	$20,385	$-
Note payable converted to convertible note	$50,000	$-
Derivative liability recorded with note discount	$50,000	$-

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Three Months Ended March 31, 2016 and 2015

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Basis of Presentation

History and Organization

Vnue, Inc. (formerly Tierra Grande Resources, Inc.) ("VNUE", "TGRI", or the "Company") was incorporated under the laws of the State of Nevada on April 4, 2006. TGRI engaged in the acquisition and exploration of mineral properties and was inactive prior to the reverse acquisition described below.

Vnue LLC ("Vnue LLC" or “Predecessor”) was a limited liability company organized under the laws of the State of Delaware on August 1, 2013 which began operations in January 2014. On December 3, 2014, Vnue LLC filed a certificate of merger and merged into VNUE Washington with VNUE Washington as the surviving corporation. On May 29, 2015, VNUE, Inc. entered into a merger agreement with Vnue Washington, Inc. Pursuant to the terms of the Merger Agreement, all of the outstanding shares of any class or series of Vnue Washington were exchanged for an aggregate of 507,629,872 shares of TGRI common stock as follows: (i) all shares of Vnue Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger were exchanged for an aggregate of 477,815,488 fully paid and non-assessable shares of TGRI common stock; and (ii) 29,814,384 shares of TGRI common stock were issued to an attorney as payment for legal services performed prior to and in connection with the Merger. As a result of the Merger, Vnue Washington became a wholly-owned subsidiary of the Company, with the former stockholders of Vnue Washington collectively owning shares of the Company's common stock representing approximately 79.0% of the voting power of the Company's outstanding capital stock. On May 29, 2015 the Company changed its name to Vnue, Inc.

As the former owners and management of Vnue Washington had voting and operating control of the Company after the Merger, the transaction has been accounted for as a reverse merger with Vnue Washington deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of Vnue Washington prior to the Merger, and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger, with 126,866,348 shares of common stock outstanding before the reverse merger reflected in the accompanying financial statements as shares issued upon the reverse merger. The fair value of $906,462 of the 29,814,384 shares issued to the attorney was recorded as an acquisition related cost at the date of the merger.

The Company is developing a technology driven solution for Artists, Venues and Festivals to automate the capturing, publishing and monetization of their content.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2016 (the “2015 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 and notes thereto included in the 2015 Annual Report. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $762,102 at March 31, 2016, and incurred a net loss of $765,589, and used cash in operating activities of $29,253 for the reporting period then ended.. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December 2016. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and on its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Vnue Technology, Inc. and Vnue Media, Inc. were inactive corporations at March 31, 2016 and December 31, 2015. Inter-company balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Company follows the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and to measure the fair value of its financial instruments. The FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly Observable as of the end of the period.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of the derivative liabilities of $61,062 and $249,246 at March 31, 2016 and December 31, 2015, respectively, were valued using Level 2 inputs.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2016, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

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

For the periods ended March 31, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of March 31, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2016	2015

Convertible Notes Payable	24,461,638	4,362,162

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income (loss) in the period that includes the enactment date.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future condensed consolidated financial statement presentation or disclosures.

Note 3 - Related Party Transactions

Note Payable to President, CEO and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, CEO and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of March 31, 2016 and December 31, 2015 the note payable to the officer was $71,108 and $54,643, respectively.

Advances From Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. As of March 31, 2016 and December 31, 2015, the advances from the employees were $14,720. Those advances are unsecured, non-interest bearing and due on demand.

Note 4 - Notes Payable

Notes payable as of March 31, 2016 and December 31, 2015 consist of the following

		As of
		March 31,	December 31,
		2016	2015

Individual	(a)	$9,000	$9,000
Tarpon	(b)	25,000	-
Tarpon	(c)	-	50,000

Total		$34,000	$59,000

(a)	On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

(b)	On February 18, 2016, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 10), the Company issued a Promissory Note to Tarpon in the principal amount of $25,000 with an interest rate at 10% per annum and a maturity date of August 31, 2016. The note was recorded as financing cost upon issuance.

(c)	On June 15, 2015, the Company entered into a Financing Cost Note of $50,000 with Tarpon as part of the Equity Purchase Agreement entered into with Tarpon on June 15, 2015. The note earns interest at 10% and is due on December 31, 2015. During 2016 the terms of the note were amended and this note was converted to a convertible note. See Note 5.

Note 5 - Convertible Notes Payable

Convertible notes payable consist of the following:

		As of
		March 31,	December 31,
		2016	2015

Various Convertible Notes	(a)	$55,000	$55,000

Tarpon Convertible Note	(b)	33,500	-

Total Convertible Notes		88,500	55,000
Discount		(56,122)	(30,556)

Convertible notes, net		$32,378	$24,444

(a)	The Company has issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of March 31, 2016 and December 31, 2015, of which $30,000 was due to related parties.

(b)	On June 15, 2015, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 7), the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance. On February 26, 2016, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2016. On March 2, 2016 and March 28, 2016, Tarpon converted aggregate principal of $16,500 and interest of $3,885 into 3,488,075 shares of the Company’s common stock. As of March 31, 2015, $33,500 remains outstanding under the note.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was recorded as debt discount offsetting the fair value of the Notes and the remainder recorded as financing costs in the Condensed Consolidated Statement of Operations. The discount is being amortized using the effective interest rate method over the life of the debt instruments.

As of December 31, 2015 the unamortized discount was $30,556. During the period ended March 31, 2016 the Company amended the Tarpon note to add a conversion feature which the Company determined created a derivative liability upon issuance with a fair value of $64,976, of which $50,000 was recorded as a valuation discount, and the remaining $14,976 was recorded as a financing cost. During the period ended March 31, 2016, amortization of debt discount was $7,294 In addition $16,500 of discount was recorded as interest expense upon conversion of the notes. The unamortized balance of the debt discount was $56,122 as of March 31, 2016

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	March 31, 2016	December 31, 2015

Convertible notes payable, net	$16,545	$11,441
Convertible notes payable, related party, net	15,833	13,003
Total	$32,378	$24,444

Note 6 - DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 4 were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2016 and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2016	December 31, 2015

Exercise Price	$0.0032-0.0119	$0.0124-0.0282

Stock Price	$0.032	$0.065

Risk-free interest rate	0.14%	0.85%

Expected volatility	188%	188%

Expected life (in years)	$0.75-1.33	1.67

Expected dividend yield	0%	0%

Fair Value:	$61,062	$249,246

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the averaged historical volatility of similar companies since we do not have market and historical information to estimate the volatility of our own stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes, or an estimate of until such notes would be converted. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

During the three months ended March 31, 2016 and 2015, the Company recognized $231,852 and $93,488, respectively, as other income, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recorded a derivative of 64,976 upon the Amendment to an existing note and recognized a gain of $21,308 during the three months ended March 31, 2016 which represented the extinguishment of derivative liabilities related to conversion of notes to common stock.

Note 7 - Stockholders’ Deficit

Common Stock to be Issued

On February 26, 2016, the Company entered into a common stock purchase agreement with an individual pursuant to which it agreed to issue shares of the Company’s common stock in exchange for proceeds of $5,000. The shares due were not issued as of March 31, 2016 and were reflected as common shares to be issued in the accompanying condensed consolidated balance sheets.

On January 2, 2016, the Company entered into an employment agreement with an officer pursuant to which it granted 10,000,000 shares of the Company’s common stock. The shares vested immediately and were recognized as stock based compensation expense during the period ended March 31, 2016 based on their fair value on the agreement date of $650,000. The shares due were not issued as of March 31, 2016 and were reflected as common shares to be issued in the accompanying condensed consolidated balance sheet.

During 2015, the Company entered into a consulting agreement which included, among other things, monthly compensation of 791,667 shares of common stock. As of December 31, 2015, 1,583,334 shares of common stock with a value of $86,291 were earned but were not issued, and were included in common shares to be issued in the accompanying December 31, 2015 consolidated balance sheet. During the period ended March 31, 2016, the employees earned 2,375,001 shares with a value of $37,287 As of March 31, 2016, 3,958,335 shares of common stock with a value of $123,578 have not been issued and are included in common shares to be issued in the accompanying condensed consolidated balance sheet

On September 10, 2015, the Company entered into a one-year consulting agreement with a consultant, which included, among other things, compensation of $50,000 to be paid in shares of common stock based on the closing price of the Company’s common stock on the final trading day of the consulting agreement. As of December 31, 2015, $16,667 of common shares were earned but were not issued, and were included in common shares to be issued in the accompanying December 31, 2015 consolidated balance sheet. During the period ended March 31, 2016 the Company recognized $12,500 of compensation for the value of the shares earned during the period. As of March 31, 2016, $29,167 of the value of the shares of common stock has been included in common shares to be issued in the accompanying condensed consolidated balance sheets.

Equity Purchase Agreement with Tarpon Bay Partners, LLC

On June 15, 2015, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”). Under the terms of the Equity Purchase Agreement, Tarpon was to purchase, at the Company's election, up to $5,000,000 of the Company's registered common stock (the “Shares”).

On February 18, 2016, the Company entered into a new Equity Purchase Agreement (the “Equity Purchase Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”). Under the terms of the Equity Purchase Agreement, Tarpon will purchase, at the Company's election, up to $10,000,000 of the Company's registered common stock (the “Shares”).

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

As a condition for the execution of the Equity Purchase Agreements by Tarpon, the Company issued a Promissory Note to Tarpon on February 18, 2016 in the principal amounts of $25,000 with an interest rate of 10% per annum. The maturity date of the note issued on February 18, 2016 is August 31, 2016. The issuance of the note was recorded as a finance cost in the accompanying condensed consolidated statement of operations for the periods ending March 31, 2016 and 2015.

In addition, on February 18 2016, the Company and Tarpon entered into a Registration Rights Agreement (the “Registration Agreement”). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 120 days of February 18, 2016. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Tarpon may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Tarpon no longer owns any of the Shares.

The February 18, 2016 Purchase Agreement for $10,000,000 effectively supersedes and terminates the prior Equity Purchase Agreement with Tarpon dated June 15, 2015, which was for $5,000,000. At March 31, 2016, Tarpon had not purchased any shares under this agreement.

Note 8 - Commitment and Contingencies

Litigation - Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. ("HLMG") filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington , HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015.

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

In accordance with the Minimum Guarantee provision of the License Agreement, the Company shall pay to Universal a minimum first year fee of Fifty Thousand Dollars ($50,000), which is due within 10 days of execution and a second year minimum fee of Fifty Thousand Dollars ($50,000), which is due upon the commencement of the second year of the Term. The Company paid the first installment in September 2015 and recorded such amount as a prepaid asset. As of March 31, 2016, $25,000 of this amount has been amortized and recorded as an operating expense and $25,000 remains prepaid.

Note 9 - Subsequent Events

Convertible Note Payable

On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. The Note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. Further consideration was the granting of 10,000,000 shares of common stock, valued at $41,000 and recorded as shares to be issued. Subsequent to May 9, 2016, the Company obtained an increase of principal on the note to $250,000. As consideration for the increase in principal, two officers transferred 35,000,000 shares of their common stock valued at $108,000 which will be recorded as a financing cost.

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

The History of VNUE

VNUE was founded in August of 2013 by Matthew Carona and Louis Mann with the vision of creating a collective network of connected venues that empower and assist bands, artist, and entertainers to monetize their performance (audio & video) in the venue using mobile technologies. VNUE has developed its business and technology in tandem to enter into deals with venues, artists and labels across the United States using this initial launch strategy. The collective venue network effect, whereby each deal makes the offer more compelling to other potential customers, has been a key driver of VNUE’s growth to date. The initial focus of the business in early 2014 as a YouTube certified company, to create a Multi-Channel Network (MCN) specifically focused on live streaming and monetization of content through the google display network. VNUE’s first customer being the HipHopGods (HHG), a collective organization that manages hip-hop, rap, and emerging artists.. Their initiative was to monetize all content across the digital and social landscape and create live streams through all HHG YouTube channels. Through VNUE’s current platform, network and services, HHG is working on unlocking new revenue streams. Through VNUE’s artist dashboard artists and publishers can simplify the processes of curation, clearing, capturing, distribution and monetization in venues and across the digital landscape.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2016 should be read in conjunction with our audited consolidated financial statements and related notes included in our most recent annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC. We are in the process of completing development of our products and services and therefore do not have material revenues or income.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Software Development

Our software development expenses for the Three-Months Ended March 31, 2016 amounted to $766,776 compared to $23,857 for the Three-Months Ended March 31, 2015. The increase represents the necessary development of our software that is the basis for our products and services that we plan to offer as we implement our business plan.

General and Administrative Expenses

Our general and administrative expenses for the Three-Months Ended March 31, 2016 amounted to $182,741 compared to $55,018 for the Three-Months Ended March 31, 2015. The increase in general and administrative expenses relative to last year is due primarily to the increased salaries for full time personnel and contract labor.

Other (Income) Expenses, Net

We recorded net other expenses for the Three-Months Ended March 31, 2016 of $183,928 compared to $75,693 for the Three-Months Ended March 31, 2015. The change in net other expenses was primarily due to the change in fair value of derivative liability of $231,853 and the gain on the extinguishment of a derivative liability of $21,308.

Net Lossfrom Operations

As a result of the foregoing software development expenses, general and administrative expenses, and other income, our net loss for the Three-Months Ended March 31, 2016 was $765,589 compared to our net loss for the Three-Months Ended March 31, 2015 of $3,182.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of March 31, 2016, we had cash and cash equivalents of $0.

We had negative cash flows from operating activities of $29,253 for the Three-Months Ended March 31, 2016, compared with negative cash flows from operating activities of $57,905 for the Three-Months Ended March 31, 2015. The negative cash flows for operating activities for the first quarter is due to costs associated with the Merger, and reflects the Company’s expanded operations under the VNUE business model, which resulted in significant payments to service providers and employees.

We had positive cash flows from financing activities of $21,465 for the Three-Months Ended March 31, 2016 as compared to $66,573 for the Three-Months Ended March 31, 2015. The cash flows from financing activities for the Three-Months Ended March 31, 2016 was primarily due to $16,465 advances from stockholders. The cash flows from financing activities for the Three-Months Ended March 31, 2015 was due to $110,000 in proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $762,102 at March 31, 2016, and incurred a net loss of $765,589, and used net cash in operating activities of $29,533 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December 2016. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and on its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. See Note 2 - Significant and Critical Accounting Policies and Practices page F-7 herein.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2016, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Weinberg & Company, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of March 31, 2016 pursuant to rules of the SEC.

Changes in Internal Control

During the quarter ended March 31, 2016, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheet as of March 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Sales of Common Shares for Conversion of Debt

During the quarter ended March 31, 2016 we issued 3,488,075 shares of common stock for conversion of debt in the amount of $20,036.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2016.

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

___________

* Filed herein

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.
(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VNUE, Inc. Registrant

Date: December 15, 2016	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

