Form 10-Q
period 2016-09-30
VNUE, Inc.
filed 2016-12-16
CIK 1376804

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 30, 2016

Common Voting Stock: 646,919,239

VNUE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

2

PART I

FINANCIAL INFORMATION

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

3

Vnue, Inc.

September 30, 2016 and 2015

VNUE, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets
Cash	$49,711	$7,788
Prepaid expenses	-	37,500

Total assets	$49,711	$45,288

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$556,827	$280,610
Accrued expenses	291,338	84,311
Advances from stockholders	14,720	14,720
Note payable to officer	72,153	54,643
Notes payable	34,000	59,000
Convertible notes payable, net	73,225	11,441
Convertible notes payable, related parties, net	20,833	13,003
Derivative liabilities	423,788	249,246

Total current liabilities	1,486,884	766,974

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 644,401,239 and 640,913,164 shares issued and outstanding, respectively	64,440	64,091
Additional paid-in capital	4,355,366	3,736,177
Common stock to be issued, 47,934,241 shares and 7,816,667 shares, respectively	908,570	132,057
Accumulated deficit	(6,765,549)	(4,654,011)

Total Stockholders’ Deficit	(1,437,173)	(721,686)

Total Liabilities and Stockholders’ Deficit	$49,711	$45,288

See accompanying notes to the condensed consolidated financial statements.

VNUE Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Expenses
Software development	$126,838	$87,243	$1,033,207	$1,665,424
Acquisition-related costs	-	-	-	906,462
General and administrative	154,908	413,408	992,470	682,804

Loss from Operations	(281,746)	(500,651)	(2,025,677)	(3,254,690)

Other income/(expenses)
Change in fair value of derivative liability	(23,345)	(6,551)	194,912	112,746
Gain on extinguishment of derivative liability	-	-	21,308	-
Financing costs	(214,067)	(17,281)	(332,081)	(110,463)
Sale of Trademark	30,000	-	30,000	-
Settlement of claims	-	(77,000)	-	(77,000)

Other income/(expenses), net	(207,412)	(100,832)	(85,861)	(74,717)

Net loss	$(489,158)	$(601,483)	$(2,111,538)	$(3,329,407)

Loss per share
-Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding
-Basic and diluted	688,916,014	490,040,183	675,915,117	590,029,018

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2016

(Unaudited)

	Common Stock par value $0.0001		Additional	Shares		Total
	Number of		Paid-In	to be	Accumulated	Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance, December 31, 2015	640,913,164	$64,091	$3,736,177	$132,057	$(4,654,011)	$(721,686)

Shares issued for cash				5,000		5,000

Shares issued for services				730,513		730,513

Fair value of shares transferred by officers for financing costs			108,000			108,000

Fair value of shares issued for financing costs				41,000		41,000

Fair value of shares transferred for compensation from majority shareholder			491,153			491,153

Shares issued for conversion of debt	3,488,075	349	20,036			20,385

Net Loss					(2,111,538)	(2,111,538)

Balance, September 30, 2016	644,401,239	$64,440	$4,355,366	$908,570	$(6,765,549)	$(1,437,173)

See accompanying notes to the condensed consolidated financial statements..

VNUE, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
Cash Flows From Operating Activities
Net loss	$(2,111,538)	$(3,329,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	53,100
Change in fair value of derivative liabilities	(194,912)	(112,746)
Derivative value in excess of convertible notes	90,762	-
Note issued for financing costs	25,000	50,000

Gain on extinguishment of debt	(21,308)	-
Amortization of debt discount	86,113	42,246
Shares issued for settlement of claims	-	77,000
Shares issued for services	-	1,629,811
Shares issued for acquisition-related costs	-	906,462
Shares to be issued for financing costs	41,000	-
Shares to be issued for services	730,513	-
Shares transferred for financing costs	108,000	-
Shares transferred for compensation	491,153	-
Changes in operating assets and liabilities:
Prepaid expense	37,500	-
Accounts payable	276,217	69,894
Accrued expense	210,912	30,303

Net Cash Used in Operating Activities	(230,587)	(583,337)

Cash Flows From Investing Activities
Advances to related party	-	(52,037)

Net Cash Used in Investing Activities	-	(52,037)

Cash Flows From Financing Activities
Advances from (repayment to) stockholders, net	17,510	(14,983)
Repayment of convertible notes payable	-	(41,000)
Proceeds from issuance of convertible notes payable	250,000	-
Shares to be issued for proceeds from sale of common shares	5,000	-
Proceeds from issuance of common shares	-	726,320

Net Cash Provided by Financing Activities	272,510	670,337

Net Change in Cash	41,923	34,963

Cash – Beginning of the Reporting Period	7,788	46

Cash – End of the Reporting Period	$49,711	$35,009

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-

Income Tax Paid	$-	$-

Non-Cash Financing and Investing Activities
Common shares issued upon conversion of notes payable and accrued interest	$20,385	$-
Return of common shares for the forgiveness of advances to related party	$-	$52,039
Note payable converted to convertible note	$50,000	$-
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$300,000	$-

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Nine Months Ended September 30, 2016 and 2015

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

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on December 15, 2016 (the “2015 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 and notes thereto included in the 2015 Annual Report. The results of operations for the three and Nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $1,437,173 at September 30, 2016, and incurred a net loss of $2,111,538, and used cash in operating activities of $230,587 for the nine months then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern

Management estimates that the current funds on hand will be sufficient to continue operations through December, 2016. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and on its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations at September 30, 2016 and December 31, 2015. Inter-company balances and transactions have been eliminated.

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

The fair value of the derivative liabilities of $423,788 and $249,246 at September 30, 2016 and December 31, 2015, respectively, were valued using Level 2 inputs.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2016, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

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

For the periods ended September 30, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of September 30, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2016	2015

Convertible Notes Payable	159,513,631	4,362,162

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

Note 3 - Related Party Transactions

Note Payable to President, CEO and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, CEO and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of September 30, 2016 and December 31, 2015 the note payable to the officer was $72,153 and $54,643, respectively.

Advances From Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. As of September 30, 2016 and December 31, 2015, the advances from the employees were $14,720. Those advances are unsecured, non-interest bearing and due on demand.

Note 4 - Notes Payable

Notes payable as of September 30, 2016 and December 31, 2015 consist of the following

		As of
		September 30,	December 31,
		2016	2015

Individual	(a)	$9,000	$9,000
Tarpon	(b)	25,000	-
Tarpon	(c)	-	50,000

Total		$34,000	$59,000

(a)	On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

(b)	On February 18, 2016, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 7), the Company issued a Promissory Note to Tarpon in the principal amount of $25,000 with an interest rate at 10% per annum and a maturity date of August 31, 2016. The note was recorded as financing cost upon issuance.

(c)	On June 15, 2015, the Company entered into a Financing Cost Note of $50,000 with Tarpon as part of the Equity Purchase Agreement entered into with Tarpon on June 15, 2015. The note earns interest at 10% and is due on December 31, 2015. During 2016 the terms of the note were amended and this note was converted to a convertible note. See Note 5.

Note 5 - Convertible Notes Payable

Convertible notes payable consist of the following:

		As of
		September 30,	December 31,
		2016	2015
Various Convertible Notes	(a)	$55,000	$55,000

Tarpon Convertible Note	(b)	33,500	-
Ylimit, LLC	(c)	250,000	-

Total Convertible Notes		338,500	55,000
Discount		(224,773)	(30,556)

Convertible notes, net		$113,727	$24,444

(a)	The Company has issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a "pre-money" valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a "pre-money" valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of September 30, 2016 and December 31, 2015, of which $30,000 was due to related parties.

(b)	On June 15, 2015, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 10), the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance. On February 26, 2016, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2016. On March 2, 2016 and March 28, 2016, Tarpon converted aggregate principal and interest of $10,075 and $10,310, respectively, into 1,144,925 shares and 2,343,150 shares, respectively, of the Company’s common stock.

(c)	On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. On July 18, 2016, August 10, 2016 and September 30, 2016, the note was amended to authorize additional borrowings of $50,000 on each of the dates listed with the terms remaining the same except as noted above. The Note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. Further consideration was the granting of 10,000,000 shares of common stock, valued at $41,000 and recorded as shares to be issued for the period ended September 30, 2016. Further consideration for amounts borrowed after the initial $100,000 was the transfer of the ownership of an aggregate of 35,000,000 common shares from two officers to the lender valued at $108,000 which has been recorded as financing costs in the period ended September 30, 2016.

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

As of December 31, 2015, the unamortized discount was $30,556. During the period ended September 30, 2016, the Company amended the Tarpon note to add a conversion feature which the Company determined created a derivative liability upon issuance with a fair value of $64,976, of which $50,000 was recorded as a valuation discount, and the remaining $14,976 was recorded as a financing cost. The Company also issued a convertible note on May 9, 2016 and created a derivative liability upon issuance with a fair value of $113,796, of which $100,000 was recorded as a valuation discount, and the remaining $13,796 was recorded as a financing cost. The Company also amended the noted dated May 9, 2016 on July 18, 2016, August 10, 2016 and September 30, 2016 and increased the amount borrowed by $50,000 on each of the three amendment dates. The additional borrowings created a derivative liability upon issuance with a fair value of $212,362, of which $150,000 was recorded as a valuation discount, and the remaining $62,362 was recorded as a financing cost. During the nine months ended September 30, 2016, amortization of debt discount was $177,800. In addition $16,500 of discount was recorded as interest expense upon conversion of the notes. The unamortized balance of the debt discount was $244,442 as of September 30, 2016.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	September 30, 2016	December 31, 2015
Convertible notes payable, net	$73,225	$11,441
Convertible notes payable, related party, net	20,833	13,003
Total	$94,058	$24,444

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

As of September 30, 2016 and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2016	December 31, 2015

Exercise Price	$0.0020 - 0.0116	$0.0124 - 0.0282

Stock Price	$0.0026	$0.065

Risk-free interest rate	0.29 - 0.79%	0.85%

Expected volatility	188%	188%

Expected life (in years)	0.25 - 1.583	1.67

Expected dividend yield	0%	0%

Fair Value:	$423,788	$249,246

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes, or an estimate of until such notes would be converted. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

During the nine months ended September 30, 2016 and 2015, the Company recognized $2,440 and $119,297, respectively, as other income, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $391,135 upon issuance of convertible notes during the period and a gain of $21,308 during the nine months ended September 30, 2016 which represented the extinguishment of derivative liabilities related to conversion of notes to common stock.

Note 7 - Stockholders’ Deficit

Shares to be Issued

On February 26, 2016, the Company entered into a common stock purchase agreement with an individual pursuant to which it agreed to issue shares of the Company’s common stock in exchange for proceeds of $5,000. The shares due were not issued as of September 30, 2016 and were reflected as common shares to be issued in the accompanying condensed consolidated balance sheets.

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

During 2015, the Company entered into a consulting agreement which included, among other things, monthly compensation of 791,667 shares of common stock. As of December 31, 2015, 1,583,334 shares of common stock with a value of $86,291 were earned but were not issued, and were included in common shares to be issued in the accompanying December 31, 2015 condensed consolidated balance sheet. During the period ended September 30, 2016, the consultant earned 5,541,669 shares with a value of $46,970. As of September 30, 2016, 7,125,003 shares of common stock with a value of $133,261 have not been issued and are included in common shares to be issued in the accompanying condensed consolidated balance sheet

On September 10, 2015, the Company entered into a one-year consulting agreement with a consultant, which included, among other things, compensation of $50,000 to be paid in shares of common stock based on the closing price of the Company’s common stock on the final trading day of the consulting agreement. As of December 31, 2015, $16,667 of common shares were earned but were not issued, and were included in common shares to be issued in the accompanying December 31, 2015 consolidated balance sheet. During the period ended September 30, 2016 the Company recognized $33,333 of compensation for the value of the shares. As of September 30, 2016, $50,000 of the value of the shares of common stock has been included in common shares to be issued in the accompanying condensed consolidated balance sheet. Total shares to be issued at the end of the contract was 19,230,768.

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

As a condition for the execution of the Equity Purchase Agreements by Tarpon, the Company issued Promissory Notes to Tarpon on June 15, 2015 and February 18, 2016 in the principal amounts of $50,000 and $25,000 with interest rates of 10% per annum. The maturity date of the note issued on June 15, 2015 was December 31, 2015 which was extended to December 31, 2016 as part of the note amendment on February 26, 2016. The maturity date of the note issued on February 18, 2016 is August 31, 2016. The issuance of the notes was recorded as a finance cost in the accompanying condensed consolidated statement of operations for the periods ending September 30, 2016 and 2015.

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

The February 18, 2016 Purchase Agreement for $10,000,000 effectively supersedes and terminates the prior Equity Purchase Agreement with Tarpon dated June 15, 2015, which was for $5,000,000. At September 30, 2016, Tarpon had not purchased any shares under this agreement.

Ylimit, LLC

On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. Further consideration was the granting of 10,000,000 shares of common stock, valued at $41,000. On July 18, 2016 the Company obtained an increase of principal on the note to $150,000, on August 10, 2016, the Company obtained an additional increase of principal on the note to $200,000, and on September 30, 2016 the Company obtained an further increase of principal on the note to $250,000. Further consideration for the increases in principal was the transfer of the ownership of an aggregate of 35,000,000 common shares from two officers to the lender valued at $108,000 which has been expensed as financing costs in the period ended September 30, 2016. As of September 30, 2016 the 10,000,000 shares related to the May 2016 borrowing have not been issued and are recorded as shares to be issued in the accompanying condensed consolidated balance sheet.

Loss of Control - Transfer of Ownership

On May 12, 2016, as part of the appointment of the Company’s new Chief Executive Officer, the Company’s controlling shareholder transferred the ownership of half of his shares to the new Chief Executive Officer. The Company considered the provisions of Staff Accounting Bulletin ("SAB") Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, and determined that the value of the shares was additional compensation cost and a contribution to capital by the controlling shareholder. As such, the Company recorded a charge of $491,153 during the quarter ended June 30, 2016 relating to the fair market value of the shares on the date of the share transfer.

Note 8 - Commitment and Contingencies

Litigation - Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. ("HLMG") filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015.

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

In accordance with the Minimum Guarantee provision of the License Agreement, the Company shall pay to Universal a minimum first year fee of Fifty Thousand Dollars ($50,000), which is due within 10 days of execution and a second year minimum fee of Fifty Thousand Dollars ($50,000), which is due upon the commencement of the second year of the Term. The Company paid the first installment in September 2015 and recorded such amount as a prepaid asset. As of September 30, 2016, the entire $50,000 of this amount has been amortized and recorded as an operating expense. Upon mutual agreement of the parties the second payment has been deferred pending certain revisions of the agreement currently being negotiated between the parties.

Note 9 - Subsequent Events

None.

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

In accordance with the Minimum Guarantee provision of the License Agreement, the Company was required to pay Universal a minimum first year fee of Fifty Thousand Dollars ($50,000), which is due within 10 days of execution and a second year minimum fee of Fifty Thousand Dollars ($50,000), which is due upon the commencement of the second year of the Term. The Company paid the minimum first year fee of Fifty Thousand Dollars ($50,000) to Universal on November 10, 2015. Upon mutual agreement of the parties the second payment has been deferred pending certain revisions of the agreement currently being negotiated between the parties.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the Nine months ended September 30, 2016, should be read in conjunction with our audited consolidated financial statements and related notes included in our most recent annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC. We are in the process of completing development of our products and services and therefore do not have material revenues or income.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Software Development

Our software development expenses for the Three-Months Ended September 30, 2016 amounted to $126,838 compared to $87,243 for the Three-Months Ended September 30, 2015. The increase in software development expenses represents the increased pace of development of our software for this quarter that is the basis for our products and services that we plan to offer as we implement our business plan.

General and Administrative Expenses

Our general and administrative expenses for the Three-Months Ended September 30, 2016 amounted to $154,908 compared to $413,408 for the Three-Months Ended September 30, 2015. The decrease in general and administrative expenses relative to last year is due primarily to the decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

Other (Income) Expenses, Net

We recorded net other expenses for the Three-Months Ended September 30, 2016 of $207,412 compared to $100,832 for the Three-Months Ended September 30, 2015. The change in net other expenses was primarily due to increased financing costs of $214,067.

Net Loss from Operations

As a result of the foregoing software development expenses, general and administrative expenses, and other income, our net loss for the Three-Months Ended September 30, 2016 was $489,158 compared to our net loss for the Three-Months Ended September 30, 2015 of $601,483. The decrease in our net loss was primarily due to the decrease in expenditures for salaries and contract labor.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Acquisition Related Costs

Our acquisition related costs for the Nine-Months Ended September 30, 2016 amounted to $0 compared to $906,462 for the Nine-Months Ended September 30, 2015. The decrease is due to no acquisitions taking place during the Nine-Months Ended September 30, 2016.

Software Development

Our software development expenses for the Nine-Months Ended September 30, 2016 amounted to $1,033,207 compared to $1,665,424 for the Nine-Months Ended September 30, 2015. The decrease represents a slower paced development of our software that is the basis for our products and services that we plan to offer as we implement our business plan caused by completion of development and decreasing working capital available for development.

General and Administrative Expenses

Our general and administrative expenses for the Nine-Months Ended September 30, 2016 amounted to $992,470 compared to $682,804 for the Nine-Months Ended September 30, 2015. The increase in general and administrative expenses relative to last year is due primarily to the increased salaries for full time personnel and contract labor.

Other (Income) Expenses, Net

We recorded net other expenses for the Nine-Months Ended September 30, 2016 of 85,861 compared to $74,717 for the Nine-Months Ended September 30, 2015. The change in net other expenses was primarily due to increased financing costs.

Net Loss from Operations

As a result of the foregoing software development expenses, general and administrative expenses, and other income, our net loss for the Nine-Months Ended September 30, 2016 was $2,111,538 compared to our net loss for the Nine-Months Ended September 30, 2015 of $3,329,407.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of September 30, 2016, we had cash and cash equivalents of $49,711.

We had negative cash flows from operating activities of $230,587 for the Nine-Months Ended September 30, 2016, compared with negative cash flows from operating activities of $583,337 for the Nine-Months Ended September 30, 2015. The improvement in our negative cash flows for operating activities for the period is primarily due to greater costs associated with the issuance of common stock for the merger and for services and financing activities for the Nine-Months Ended September 30, 2015.

We had positive cash flows from financing activities of $272,510 for the Nine-Months Ended September 30, 2016 as compared to $670,337 for the Nine-Months Ended September 30, 2015. The cash flows from financing activities for the Nine-Months Ended September 30, 2016 were primarily due to $250,000 in proceeds from a convertible note. The cash flows from financing activities for the Nine-Months Ended September 30, 2015 were primarily due to proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $1,437,173 at September 30, 2016, and incurred a net loss of $2,111,538, and used net cash in operating activities of $230,587 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2016, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Weinberg & Company, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of September 30, 2016 pursuant to rules of the SEC.

Changes in Internal Control

During the quarter ended September 30, 2016, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheet as of September 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2016.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

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

____________

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

