Form 10-K
period 2016-12-31
VNUE, Inc.
filed 2017-04-14
CIK 1376804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53462

VNUE, Inc.
(Formerly Tierra Grande Resources Inc.)

(Exact name of registrant as specified in its charter)

Nevada	98-054-3851
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation of Organization)	Identification No.)

104 W. 29th Street, 11th Floor
New York, NY 10001	857-777-6190
(Address of Principal Executive Offices)	(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at December 31, 2016 was approximately $1,196,295.

The number of shares of common stock of the registrant outstanding at December 31, 2016 was 644,879,708 shares. The number of shares of common stock of the registrant outstanding at March 31, 2017 was 656,087,976 shares.

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

VNUE's business model is based on the business to consumer VNUE software application, now in beta testing, as well as business to business monetization of our back end rights clearing system software, which is currently in development with a projected beta some time during the second quarter 2017.

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

Competition

A number of music streaming services exist, but these services are not packaging the audio for a fan that is currently at the performance to purchase and enjoy immediately after the show. In addition, they are not providing services on a cost effective automated basis necessary to provide high quality audio recordings that is cost effective enough to be utilized by artists to cover all their individual shows. Our main competition is a small group, which includes set.FM, LoveLive, SoundHalo, and nugs.net. There are some competitors that do post show production audio through a very manual and delayed process that is not available to the fans for days if not weeks after the show, and their process is so costly that the artists have to pick and choose certain shows to cover. Others have attempted to capture live audio at shows and burn the show to a CD for distribution at the show, but again, this is a very costly and manual process that does not produce enough CDs fast enough at a given show to meet the demand. We believe the CD process does not scale effectively, and cannot efficiently cover every show in a tour. Nor does the CD process appear to have the capability to cover thousands of bands at once as every show requires a significant amount of equipment and manpower deployed at each show. Additionally, the idea of delivery media on a CD is antiquated and we believe the ability to deliver media on mobile devices is key to capturing today’s market audience. In addition, antiquated capture and delivery methods have an additional difficulty in that there is a complex back end process of clearing publishing and royalty rights which is difficult for the average band to navigate in order to produce and deliver live show audio to their fans. VNUE’s acquisition of the Lively software provides the technology for a comprehensive solution that addresses these concerns in one automated solution.

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

Employees

We currently have two full-time and no part-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development. The remuneration paid to our officers and directors will be more completely described elsewhere our audited financial statements. We expect to double the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

Research and Development

We spent $1,108,978 on research and development activities during the year ended December 31, 2016, primarily related to the development of our proprietary software and we anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations are summarized under the section of this annual report entitled "Management’s Discussion and Analysis of Financial Position and Results of Operations".

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2016 and 2015.

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

Our common stock became eligible for quotation on the OTCMarkets on November 18, 2013. As of December 31, 2016, only a minimal amount of shares have traded on OTCMarkets.

Stockholders of Our Common Shares

The table below sets forth the high and low bid prices for our common stock on the OTCBB for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
October 1, 2016 – December 31, 2016	0.0044	0.0016
July 1, 2016 – September 30, 2016	0.0070	0.0020
April 1, 2016 – June 30, 2016	0.0058	0.0022
January 1, 2016 –March 31, 2016	0.0650	0.0032
October 1, 2015 – December 31, 2015	0.0650	0.0280
July 1, 2015 – September 30, 2015	0.0310	0.0170
April 1, 2015 – June 30, 2015	0.0330	0.0045
January 1, 2015 – March 31, 2015	0.0084	0.0040

On December 31, 2016, the closing price of our shares of common stock on the OTCBB was $0.0044.

Holders

As of December 31, 2016, there were approximately 192 holders of record of our common stock.

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

	As of December 31, 2016
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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the Twelve-Months ended December 31, 2016 should be read in conjunction with our audited consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore do not have revenues or income.

Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

Software Development

Our software development expenses for the Twelve-Months Ended December 31, 2016 amounted to $1,108,978 compared to $550,252 for the Twelve-Months Ended December 31, 2015. The increase represents the necessary development of our software that is the basis for our products and services that we plan to offer as we implement our business plan as well as a decrease in the value of shares issued for services.

General and Administrative Expenses

Our general and administrative expenses for the Twelve-Months Ended December 31, 2016 amounted to $1,203,880 compared to $2,323,578 for the Twelve-Months Ended December 31, 2015. The decrease in general and administrative expenses relative to last year is due primarily to the decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

Acquisition-Related Costs

Our acquisition-related costs for the Twelve-Months Ended December 31, 2015 amounted to $906,462 in connection with the closing of the Merger on May 29, 2015. There were no such costs in 2016.

Impairment of Intangibles

Our impairment of intangibles costs for the Twelve-Months Ended December 31, 2015 amounted to $265,500. There were no such costs in 2016.

Other (Income) Expenses, Net

We recorded other expense, net for the Twelve-Months Ended December 31, 2016 of $223,569 compared to other expense, net of $221,461 for the Twelve-Months Ended December 31, 2015. The change in net other expenses was primarily due to increased financing costs of $333,700 offset by the change in fair value of derivative liability.

Net Loss from Operations

As a result of the foregoing acquisition-related costs, software development expenses, general and administrative expenses, and other income, our net loss for the Twelve-Months Ended December 31, 2016 was $2,536,427, compared to our net loss for the Twelve-Months Ended December 31, 2015 of $4,267,263.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of December 31, 2016, we had cash and cash equivalents of $17,952.

We had negative cash flow from operating activities of $314,324 for the Twelve-Months Ended December 31, 2016, compared with negative cash flow from operating activities of $828,167 for the Twelve-Months Ended December 31, 2015. The improvement in our negative cash flows for operating activities for the period is primarily due to greater costs associated with the issuance of common stock for the merger and for services and financing activities for the Twelve-Months Ended December 31, 2015.

We had no cash flow from investing activities for the Twelve-Months Ended December 31, 2016. We had negative cash flow from investing activities of $52,037 for the Twelve-Months Ended December 31, 2015 due to an advance to a related party.

We had positive cash flow from financing activities of $324,488 for the Twelve-Months Ended December 31, 2016 as compared to $887,946 for the Twelve-Months Ended December 31, 2015. The cash flows from financing activities for the Twelve-Months Ended December 31, 2016 were primarily due to $300,000 in proceeds from a convertible note, $19,488 received from a stockholder and $5,000 in proceeds from the issuance of common shares. The cash flow from financing activities for the Twelve-Months Ended December 31, 2015 was primarily due to $946,319 in proceeds from the issuance of common shares. This $946,319 is offset by $17,373 in repayments to a stockholder and $41,000 in repayments of convertible notes payable during the same period.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $1,852,062 at December 31, 2016, and incurred a net loss of $2,536,427, and used net cash in operating activities of $314,324 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand along with the funds received after year end as well as from additional sources will be sufficient to continue operations through December 2017. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities and convertible notes for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

We have not generated revenues, have incurred losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations. We do not anticipate generating any revenues in the foreseeable future, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used to value the derivative liabilities, the valuation allowance for the deferred tax asset and the accruals for potential liabilities.

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2016, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Pronouncements

See Note 2 of the consolidated financial statement for management’s discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

VNUE, Inc.
December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VNUE, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of VNUE, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2016, the Company incurred a net loss and utilized cash flows in operations, and at December 31, 2016, had a stockholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A.

Los Angeles, California

April 14, 2017

VNUE INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$17,952	$7,788
Prepaid expenses	-	37,500
Total assets	$17,952	$45,288

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$391,952	$231,968
Accrued payroll (including $312,710 and $53,375 payable to officers)	703,138	132,953
Advances from stockholder	14,720	14,720
Note payable to officer	74,131	54,643
Notes payable	34,000	59,000
Convertible notes payable, net	121,865	11,441
Convertible notes payable, related parties, net	22,101	13,003
Derivative liabilities	508,107	249,246
Total current liabilities	1,870,014	766,974

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $.0001 par value; 20,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 750,000,000 shares authorized; 644,879,708 and 640,913,164 shares issued and outstanding, respectively	64,488	64,091
Additional paid-in capital	4,370,318	3,736,177
Common stock to be issued, 46,743,522 shares and 2,608,334 shares, respectively	903,570	132,057
Accumulated deficit	(7,190,438)	(4,654,011)
Total Stockholders’ Deficit	(1,852,062)	(721,686)
Total Liabilities and Stockholders’ Deficit	$17,952	$45,288

See accompanying notes to the consolidated financial statements.

VNUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2016 AND 2015

	Years Ended December 31,
	2016	2015
Operating expenses:
Software development	$1,108,978	$550,262
General and administrative	1,203,880	2,323,578
Acquisition related costs	-	906,462
Impairment of intangibles	-	265,500
Total operating expenses	2,312,858	4,045,802
Loss from operations	(2,312,858)	(4,045,802)
Other income (expense):
Change in fair value of derivative liability	169,786	(83,156)
Gain on extinguishment of derivative liability	21,308	49,658
Sale of trademark	30,000	-
Settlement of claims	-	77,000
Financing costs	(444,663)	(110,963)
Other income (expense), net	(223,569)	(221,461)
Net loss	$(2,536,427)	$(4,267,263)

Earnings per share
Basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding
Basic and diluted	679,962,577	542,382,209

See accompanying notes to the consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred Stock, par value $0.0001		Common Stock, par value $0.0001		Additional			Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Shares to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2014	6,709,775	$671	402,483,881	$40,248	$263,081	$-	$(386,748)	$(82,748)

Shares issued for cash	-	-	37,501,250	3,750	942,569	-	-	946,319

Shares issued for services to related parties	-	-	46,048,116	4,604	1,395,423	-	-	1,400,027

Shares issued for services	-	-	9,875,001	988	217,345	132,057	-	350,390

Common shares issued for conversion of preferred shares as part of reverse merger	(6,709,775)	(671)	6,709,775	671	-	-	-	-

Shares issued upon reverse acquisition			126,866,348	12,687	(12,523)	-	-	164

Shares issued for acquisition related costs			29,814,384	2,981	903,483			906,462

Shares issued per settlement agreement reached			3,500,000	350	76,650			77,000

Return of shares in exchange for advances			(21,885,591)	(2,188)	(49,849)			(52,037)

Net loss							(4,267,263)	(4,267,263)

Balance, December 31, 2015			640,913,164	64,091	3,736,177	132,057	(4,654,011)	(721,686)

Shares issued for cash			478,469	48	4,952			5,000

Shares issued for services						730,513		730,513

Fair value of shares transferred by officers for financing costs					118,000			118,000

Fair value of shares issued for financing costs						41,000		41,000

Fair value of shares transferred for compensation from majority shareholder					491,153			491,153

Shares issued for conversion of debt			3,488,075	349	20,036			20,385

Net loss							(2,536,427)	(2,536,427)

Balance, December 31, 2016	-	$-	644,879,708	$64,488	$4,370,318	$903,570	$(7,190,438)	$(1,852,062)

See accompanying notes to the consolidated financial statements.

VNUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2016 AND 2015
	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,536,427)	$(4,267,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	70,800
Impairment of intangible assets	-	265,500
Change in fair value of derivative liabilities	(169,786)	83,156
Derivative value in excess of convertible notes	100,286	-
Note issued for financing costs	25,000	50,000
Note issued for services	-	9,000
Gain on extinguishment of debt	(21,308)	(49,658)
Amortization of debt discount	135,692	54,778
Shares to be issued for financing costs	41,000	-
Shares to be issued for services	730,513	-
Shares transferred for financing costs	118,000	-
Shares transferred for compensation	491,153	-
Shares issued for acquisition related costs	-	906,462
Shares issued for services	-	1,750,582
Shares issued for settlement agreement	-	77,000
Changes in operating assets and liabilities:
Prepaid expenses	37,500	(37,500)
Accounts payable and accrued expenses	163,868	125,025
Accrued payroll	570,185	132,957
Net cash used in operating activities	(314,324)	(828,167)
Cash flows from investing activities:
Advances to related party	-	(52,037)
Net cash used in investing activities	-	(52,037)
Cash flows from financing activities:
Advances from (repayment to) stockholders, net	19,488	(17,373)
Repayment of convertible notes payable	-	(41,000)
Proceed from issuance of convertible notes payable	300,000	-
Shares issued for proceeds from sale of common shares	5,000	946,319
Net cash provided by financing activities	324,488	887,946

Net Change in Cash	10,164	7,742
Cash - beginning of the reporting period	7,788	46
Cash – end of the reporting period	$17,952	$7,788
Supplemental disclosures of cash flow information:
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Non-cash Financing and Investing Activities:
Common shares issued upon conversion of notes payable and accrued interest	$20,385	$-
Conversion of preferred shares to common shares upon reverse merger	$-	$671
Note payable converted to convertible note	$50,000	-
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$350,000	-
Return of common shares for the forgiveness of advances to related party	$-	$52,037

See accompanying notes to the consolidated financial statements.

VNUE, Inc.

Years Ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation

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

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $1,852,062 at December 31, 2016, and incurred a net loss of $2,536,427, and used net cash in operating activities of $314,324 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand along with the funds received after year end as well as from additional sources will be sufficient to continue operations through December 2017. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities and convertible notes for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

Note 2 – Significant and Critical Accounting Policies and Practices

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations at December 31, 2016 and 2015, respectively. Inter-company balances and transactions have been eliminated.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used to value the derivative liabilities, the valuation allowance for the deferred tax asset and the accruals for potential liabilities.

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through December 31, 2016, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments.

The fair value of the derivative liabilities of $508,107 and $249,246 at December 31, 2016 and 2015, respectively, were valued using Level 2 inputs.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

For the years ended December 31, 2016 and 2015, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of December 31, 2016 and 2015, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2016	2015
Convertible Notes Payable	136,462,906	4,700,603

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company’s tax years 2012 to 2016 remain subject to examination by major tax jurisdictions.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Reclassifications

Accrued salaries of $79,578, previously classified as accounts payable at December 31, 2015, has been reclassified to conform to 2016 presentation.

Note 3 – Related Party Transactions

Note payable to President, CEO and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, CEO and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of December 31, 2016 and 2015, the note payable to the officer was $74,131 and $54,643, respectively.

Advances from Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2016 and 2015, the advances from the employees were $14,720 and $14,720, respectively.

Convertible Notes Payable to the Officers and Directors

The Company issued non-interest bearing convertible notes to certain Officers and Directors of the Company for working capital purpose. The notes are convertible at variable prices and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. See further discussion in Note 5.

Transactions with Louis Mann

During 2015, the Company advanced $52,037 to Broadcast Institute of Maryland (“BIM”) in anticipation of a planned collaboration. Louis Mann (“MANN”), an officer and director of the Company at the time, was also the owner of BIM. On August 26, 2015 Mann resigned from his officer and director positions with the Company, and entered into a share transfer agreement with the Company, whereby Mann returned 21,885,591 common shares to the Company in exchange for the advances to BIM. The Company has accounted for this transaction as the purchase of treasury stock which was then cancelled.

Subsequent to his termination, on August 26, 2015, the Company entered into an Advisory Agreement with MANN. Such Advisory Agreement provided for MANN’s continued and ongoing advisory services to the Company until December 31, 2015 and MANN was to be paid $25,000 for providing such Advisory Services, which was due and payable on or before December 31, 2015. Such amount is included in accrued expenses at December 31, 2016 and 2015.

Note 4 – Notes Payable

Notes payable as of December 31, 2016 and December 31, 2015 consist of the following

		As of
		December 31,	December 31,
		2016	2015

Individual	(a)	$9,000	$9,000
Tarpon	(b)	25,000	-
Tarpon	(c)	-	50,000

Total		$34,000	$59,000

________________

(a)	On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

(b)	On February 18, 2016, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 7), the Company issued a Promissory Note to Tarpon in the principal amount of $25,000 with an interest rate at 10% per annum and a maturity date of August 31, 2016. The note was recorded as financing cost upon issuance.

(c)	On June 15, 2015, the Company entered into a Financing Cost Note of $50,000 with Tarpon as part of the Equity Purchase Agreement entered into with Tarpon on June 15, 2015. The note earns interest at 10% and is due on December 31, 2015. During 2016 the terms of the note were amended and this note was converted to a convertible note. See Note 5.

Note 5 – Convertible Notes Payable

Convertible notes payable consist of the following:

		As of
		December 31,	December 31,
		2016	2015
Various Convertible Notes	(a)	$55,000	$55,000
Tarpon Convertible Note	(b)	33,500	-
Ylimit, LLC	(c)	300,000	-

Total Convertible Notes		388,500	55,000
Discount		(244,534)	(30,556)

Convertible notes, net		$143,966	$24,444

___________

(a)	The Company has issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of December 31, 2016 and December 31, 2015, of which $30,000 was due to related parties.

(b)	On June 15, 2015, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 10), the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance. On February 26, 2016, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2016. During 2016, Tarpon converted aggregate principal and interest of $20,385 into 3,488,075 shares of the Company’s common stock.

(c)	On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. On July 18, 2016, August 10, 2016 and September 30, 2016, the note was amended to authorize additional borrowings of $50,000 on each of the dates listed with the terms remaining the same except as noted above. The Note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. The Company also granted the note holder 10,000,000 shares of common stock, valued at $41,000, as additional consideration and recorded such shares as shares to be issued for the period ended December 31, 2016. Further consideration for amounts borrowed after the initial $100,000 was the transfer of the ownership of an aggregate of 35,000,000 common shares from two officers to the lender valued at $108,000 which has been recorded as financing costs in the period ended December 31, 2016. On November 30, 2016 and December 16, 2016, the Company received additional borrowings of $30,000 and $20,000, respectively. Further consideration for these amounts borrowed was the transfer of the ownership of an aggregate of 5,000,000 common shares from one officer to the lender valued at $10,000 which has been recorded as financing costs in the period ended December 31, 2016. The note was subsequently amended to reflect these additional borrowing on March 8, 2017, with the terms remaining the same.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were subject to an adjustment based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was recorded as debt discount offsetting the fair value of the Notes and the remainder recorded as financing costs in the Consolidated Statement of Operations. The discount is being amortized using the effective interest rate method over the life of the debt instruments.

As of December 31, 2015, the unamortized discount was $30,556. During the period ended December 31, 2016, the Company amended the $50,000 Tarpon note to add a conversion feature which the Company determined created a derivative liability upon issuance with a fair value of $64,976, of which $50,000 was recorded as a valuation discount, and the remaining $14,976 was recorded as a financing cost. The Company also issued $300,000 of convertible notes during 2016 and created a derivative liability upon issuance with a fair value of $367,852, of which $300,000 was recorded as a valuation discount, and the remaining $67,852 was recorded as a financing cost. During the twelve months ended December 31, 2016, amortization of debt discount was $119,522. In addition $16,500 of discount was recorded as interest expense upon conversion of the notes. The unamortized balance of the debt discount was $244,534 as of December 31, 2016.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	December 31, 2016	December 31, 2015
Convertible notes payable, net	$121,865	$11,441
Convertible notes payable, related party, net	22,101	13,003
Total	$143,966	$24,444

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

As of December 31, 2016 and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2016	Issued During 2016	December 31, 2015
Exercise Price	$0.0013–0.0116	$0.0020–0.0039	$0.0124–0.0282
Stock Price	$0.0044	$0.0015-0.0037	$0.065
Risk-free interest rate	0.59 – 0.85	0.68 – 0.80	0.85%
Expected volatility	243%	188% - 243	188%
Expected life (in years)	0.583 – 1.833	1.375 – 1.833	1.67
Expected dividend yield	0%	0%	0%
Fair Value:	$508,499	$432,828	$249,246

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

During the twelve months ended December 31, 2016, the Company recognized $169,786 as other income, compared to $83,156 as other expense during the twelve months ended December 31, 2015, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $432,828 upon issuance of convertible notes during the period and a gain of $21,308 during the twelve months ended December 31, 2016 which represented the extinguishment of derivative liabilities related to conversion of notes to common stock.

Note 7 – Stockholders’ Deficit

Common stock issued for cash

On February 26, 2016, the Company entered into a common stock purchase agreement with an individual pursuant to which it agreed to issue 478,469 shares of the Company’s common stock in exchange for proceeds of $5,000. Per the terms of the stock purchase agreement, the number of shares issued was determined as 95% of the lowest closing price of the Company's common stock during the 30 trading days prior to the closing date of the common stock purchase agreement, or $0.01045 per common share.

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

Shares to be issued

On January 2, 2016, the Company entered into an employment agreement with an officer pursuant to which it granted 10,000,000 shares of the Company’s common stock. The shares vested immediately and were recognized as stock based compensation expense during the period ended December 31, 2016 based on their fair value on the agreement date of $650,000. The shares due were not issued as of December 31, 2016 and were reflected as common shares to be issued in the accompanying consolidated balance sheet.

During 2015, the Company entered into a consulting agreement which included, among other things, monthly compensation of 791,667 shares of common stock. As of December 31, 2015, 1,583,334 shares of common stock with a value of $86,291 were earned but were not issued, and were included in common shares to be issued in the accompanying December 31, 2015 consolidated balance sheet. During the period ended December 31, 2016, the consultant earned 5,541,669 shares with a value of $46,970. As of December 31, 2016, 7,125,003 shares of common stock with a value of $133,261 have not been issued and are included in common shares to be issued in the accompanying consolidated balance sheet

On September 10, 2015, the Company entered into a one-year consulting agreement with a consultant, which included, among other things, compensation of $50,000 to be paid in shares of common stock based on the closing price of the Company’s common stock on the final trading day of the consulting agreement. As of December 31, 2015, $16,667 of common shares were earned but were not issued, and were included in common shares to be issued in the accompanying December 31, 2015 consolidated balance sheet. During the period ended December 31, 2016 the Company recognized $33,333 of compensation for the value of the shares. As of December 31, 2016, $50,000 of the value of the shares of common stock has been included in common shares to be issued in the accompanying consolidated balance sheet. Total shares to be issued at the end of the contract was 19,230,768.

Equity Purchase Agreement with Tarpon Bay Partners, LLC

On June 15, 2015, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”). Under the terms of the Equity Purchase Agreement, Tarpon was to purchase, at the Company’s election, up to $5,000,000 of the Company’s registered common stock (the “Shares”). On February 18, 2016, the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with Tarpon Bay Partners, LLC, a Florida limited liability company (“Tarpon”). Under the terms of the Equity Purchase Agreement, Tarpon will purchase, at the Company’s election, up to $10,000,000 of the Company’s registered common stock (the “Shares”). The February 18, 2016 Purchase Agreement for $10,000,000 effectively supersedes and terminates the prior Equity Purchase Agreement with Tarpon dated June 15, 2015, which was for $5,000,000.

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

The number of Shares sold to Tarpon shall not exceed the number of such shares that, when aggregated with all other shares of common stock of the Company then beneficially owned by Tarpon, would result in Tarpon owning more than 9.99% of all of the Company’s common stock then outstanding. Additionally, Tarpon may not execute any short sales of the Company’s common stock. Further, the Company has the right, but never the obligation to draw down.

The Equity Purchase Agreement shall terminate (i) on the date on which Tarpon shall have purchased Shares pursuant to the Equity Purchase Agreement for an aggregate Purchase Price of $10,000,000, or (ii) on the date occurring 24 months from the date on which the Equity Purchase Agreement was executed and delivered by the Company and Tarpon.

As a condition for the execution of the Equity Purchase Agreements by Tarpon, the Company issued Promissory Notes to Tarpon on June 15, 2015 and February 18, 2016 in the principal amounts of $50,000 and $25,000 with interest rates of 10% per annum. The maturity date of the note issued on June 15, 2015 was December 31, 2015 which was extended to December 31, 2016 as part of the note amendment on February 26, 2016. The maturity date of the note issued on February 18, 2016 is August 31, 2016. The issuance of the notes was recorded as a finance cost in the accompanying consolidated statement of operations for the periods ending December 31, 2016 and 2015.

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

At December 31, 2016, Tarpon had not purchased any shares under this agreement.

Ylimit, LLC

On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. Further consideration was the granting of 10,000,000 shares of common stock, valued at $41,000. On July 18, 2016 the Company obtained an increase of principal on the note to $150,000, on August 10, 2016, the Company obtained an additional increase of principal on the note to $200,000, and on September 30, 2016 the Company obtained an further increase of principal on the note to $250,000. Further consideration for the increases in principal was the transfer of the ownership of an aggregate of 35,000,000 common shares from two officers to the lender valued at $108,000 which has been expensed as financing costs in the period ended December 31, 2016. As of December 31, 2016 the 10,000,000 shares related to the May 2016 borrowing have not been issued and are recorded as shares to be issued in the accompanying consolidated balance sheet. On November 30, 2016 and December 16, 2016, the Company received additional borrowings of $30,000 and $20,000, respectively. Further consideration for these amounts borrowed was the transfer of the ownership of an aggregate of 5,000,000 common shares from one officer to the lender valued at $10,000 which has been recorded as financing costs in the period ended December 31, 2016. The note was subsequently amended to reflect these additional borrowing on March 8, 2017, with the terms remaining the same.

Change of Control – Transfer of Ownership

On May 12, 2016, as part of the appointment of the Company’s new Chief Executive Officer, the Company’s controlling shareholder transferred the ownership of half of his shares to the new Chief Executive Officer. The Company considered the provisions of Staff Accounting Bulletin (“SAB”) Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, and determined that the value of the shares was additional compensation cost and a contribution to capital by the controlling shareholder. As such, the Company recorded a charge of $491,153 during the year ended December 31, 2016 relating to the fair market value of the shares on the date of the share transfer.

Settlement and Release Agreement – Dean Graziano

On July 23, 2015, the Company reached a Settlement and Release Agreement with Dean Graziano (“GRAZIANO”) after learning that GRAZIANO might assert claims for equity or compensation against the Company or its subsidiary VNUE Washington and that such claims were not contained in the transaction documents surrounding the purchase of the intangible assets of Lively, LLC (“LIVELY”) closed on July 23, 2014. Under the terms of the settlement, GRAZIANO agreed to resolve any and all claims, damages, causes of action, suits and costs, of whatever nature, character or description, whether known or unknown, anticipated or unanticipated, whether or not directly or indirectly related to the purchase of the LIVELY assets, or to any alleged verbal understandings of promises of employment, advisory roles, or equity, which GRAZIANO may now have or may hereafter have or claim to have against VNUE, and its subsidiaries (the “GRAZIANO CLAIMS”) in exchange for Three Million Five Hundred Thousand (3,500,000) Shares (the “SETTLEMENT SHARES”). VNUE and GRAZIANO agree that delivery of the Settlement Shares pursuant to the conditions set forth herein shall satisfy VNUE’s obligation in full regarding any and all GRAZIANO CLAIMS. On July 27, 2015 the Company’s board passed the resolution and issued the Settlement Shares to GRAZIANO.

The Company valued the 3,500,000 shares of its common stock earned upon grant on the date of signing at $77,000 based on its most recent cash sales price of its common stock, and recorded this amount as other expenses – settlement of claims upon execution of this agreement.

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

Note 8 – Income Taxes

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2016	2015

Federal statutory tax rate	35%	35%
State tax, net of federal benefit	6%	6%
Permanent differences	2%	(2)%
Total tax rate	43%	39%
Allowance	(43)%	(39)%
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	Year Ended December 31,
	2016	2015

Net operating loss carryforwards	$2,708,000	$1,672,000
Accrued compensation	105,000	11,000
Impairment of intangibles	-	106,000
Stock-based compensation	552,000	1,094,000
Valuation allowance	(3,365,000)	(2,883,000)
Net deferred tax asset	$-	$-

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2016, the Company had net operating loss carry forwards of approximately $6,321,000 that may be available to reduce future years’ taxable income through 2031. The utilization of this carryforward is limited due to the ownership change. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the full value of the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2016 no liability for unrecognized tax benefits was required to be recorded.

Note 9 – Commitment and Contingencies

Litigation – Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015 and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. For the years ended December 31, 2016 and 2015, respectively, the Company did not earn any revenue under this agreement.

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

In accordance with the Minimum Guarantee provision of the License Agreement, the Company shall pay to Universal a minimum first year fee of Fifty Thousand Dollars ($50,000), which is due within 10 days of execution and a second year minimum fee of Fifty Thousand Dollars ($50,000), which is due upon the commencement of the second year of the Term. The Company paid the first installment in September 2015 and recorded such amount as a prepaid asset. As of December 31, 2016, the entire $50,000 of this amount has been amortized and recorded as an operating expense. Upon mutual agreement of the parties the second payment has been deferred pending certain revisions of the agreement currently being negotiated between the parties.

Note 10 – Subsequent Events

On January 26, 2017, February 10, 2017 and April 7, 2017, the Company received additional aggregate borrowings of $75,000 from Ylimit, LLC under the terms of the amended note payable agreement dated March 8, 2017 (see Note 5).

From January 1, 2017 through the date the financial statements were issued, the Company issued an additional 25,750,000 shares share of its common stock to certain employees and contractors as compensation for services performed.

From January 1, 2017 through the date the financial statements were issued, the Company issued an additional 33,079,594 shares share of its common stock to Tarpon in settlement of convertible notes and accrued interest in the aggregate of $36,405 per the terms the convertible note payable agreements (see Note 5).

On March 15, 2017, one of the Company’s officers returned 50,000,000 shares of the Company’s common stock. The Company recorded the transaction as a return to treasury.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15€ under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

1.	Lack of proper segregation of duties due to limited personnel.

2.	Lack of a formal review process that includes multiple levels of review.

3.	Lack of adequate policies and procedures for accounting for financial transactions.

4.	Lack of independent board member(s)

5.	Lack of independent audit committee

Management is currently evaluating remediation plans for the above material weaknesses.

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Weinberg & Company, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2016 pursuant to rules of the SEC.

Changes in Internal Control

During the quarter ended December 31, 2016, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not Applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Management and Directors

Our current directors and executive officers are as follows.

Name	Age	Position
M. Zach Bair	55	Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer
Matthew Carona	33	Director and Chief Operations Officer
Anthony Cardenas	51	Director, Chief Creative Officer and Vice President of Artist Relations

Our directors’ serve as directors until our next annual shareholders’ meeting or until a successor is elected and qualified. Officers hold their positions at the discretion of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

M. Zach Bair, 55, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was founder, president and chief executive officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006 Mr. Bair was founder, chairman and chief executive officer of Immediatek, Inc. a music tech company Mr. Bair took public in 2002. Bair is an accomplished audio and video producer, and is a voting member of the Recording Academy (the Grammys™). Bair has a significant history of implementing and commercializing the “instant media” business model, acquiring pioneer DiscLive in 2004. After selling DiscLive in 2006 Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. From 2009-2012, Bair aligned RockHouse with EMI Music, under the Abbey Road Live moniker, and in April of 2012, Bair rebranded the live operation “DiscLive Network”.

Matthew P. Carona, 33, Director and Chief Operations Officer joined VNUE, Inc. as Chief Executive Officer and Director in April 2014. From November 2010 to March 2014 Mr. Carona was Chief Strategy Officer of Quello, LLC and from June 2008 to November 2010 was head of mobile business development for Billboard Magazine at Billboard, Inc. Prior to Billboard, Mr. Carona was an account executive for Show Media, Inc. from October 2007 to November 2008 and Director of Sales and Founder at World Trade Publication from September 2006 to October 2007. Mr. Carona has a Bachelor’s Degree in Business Administration and Management from Western New England University.

Anthony Cardenas, 50, Director and Chief Creative Officer-Vice President of Artist Relations joined VNUE, Inc. in May, 2016. Before his engagement with the company, Mr. Cardenas was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing and from January 2002 to January 2012 was employed by DiskFactory.com, Inc. where he was president and co-founder of the enterprise.

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

Board of Directors’ Meetings

During the fiscal year ended December 31, 2016 our board of directors did not formally meet. Our board conducted all business and approved all corporate actions during the fiscal year ended December 31, 2016 by the unanimous written consent of its members in the absence of formal board meetings.

Committees of the Board of Directors

As our common stock is not presently listed for trading or quotation on a national securities exchange or NASDAQ, we are not presently required to have board committees.

We currently have an audit committee comprised of our current directors as a whole. We do not have a “financial expert” under applicable rules. We believe the cost related to retaining a financial expert at this time is prohibitive.

The purpose of the Audit Committee is, among other things, to assist the board in its oversight of the integrity of our financial statements and other relevant public disclosures, our compliance with legal and regulatory requirements relating to financial reporting, the external auditors’ qualifications and independence and the performance of the internal audit function and the external auditors.

Due to our small size and limited operations to date, we do not presently have a nominating committee, compensation committee or other committee performing similar functions. We have not adopted any procedures by which security holders may recommend nominees to our board, and we do not have a diversity policy.

Code of Ethics

Due to our small size and limited operations to date, we have not adopted a formal code of ethics. Our Board has found that the fiduciary duties placed on individual directors by applicable legislation and the restrictions placed by applicable legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of our company.

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

Stockholder Communication with the Board of Directors

Stockholders may send communications to our board of directors by writing to us at our corporate offices.

Other Information

We are required to file periodic reports, proxy statements and other information with the SEC. You may read and copy this information at the Public Reference Room of the SEC, 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also obtain a copy of these reports by accessing the SEC’s website at http://www.sec.gov. You may also send communications to our board of directors at VNUE Inc., Attention: Chief Executive Officer, 104 W. 29th Street, 11th Floor, New York, NY 10001.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on information provided to us, all such reports have not been filed under Section 16(a) of the Securities Exchange Act of 1934 in a timely manner since the filing of our prior annual report.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
Zach Bair	2016	$113,000	0	0	0	0	0	0	$113,000
CEO (1)	2015	$0	0	0	0	0	0	0	$0

Matthew Corona	2016	$150,000	0	0	0	0	0	0	$150,000
COO	2015	$150,000	0	0	0	0	0	0	$150,000

__________

(1)	M. Zach Bair, 55, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the years ended December 31, 2015 or 2016. Our directors and officers do not own any stock options or other similar securities of our company.

Management Agreements

We currently have not entered into any management agreements.

Compensation upon Change of Control

As of December 31, 2016, we had no pension plans or compensatory plans or other arrangements, which provide compensation in the event of the termination of directors, officers or employees or a change in control of our company.

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

Compensation of Directors

We did not pay director’s fees or other cash compensation to our directors for services rendered as directors in the year ended December 31, 2015 or 2016. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table set forth the ownership, as of the date of this Annual Report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The mailing address for all persons is at 104 W. 29th Street, 11th Floor, New York, NY 10001

Shareholders	# of Shares	Percentage
Zach Bair, CEO	122,788,266	19%
Matthew Carona, COO	122,788,266	19%
All directors and executive officers as a group	245,576,531	38%
Christopher Mann	81,858,860	13%
Collin Howard, Former Director*	45,559,177	7%

This table is based upon information derived from our stock records. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 647,258,382 shares of common stock outstanding as of March 31, 2017.

* Collin Howard ceased being a director effective March 23, 2017 when his elected successor took office.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Weinberg and Company PC, for the audit of our annual financial statements for the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees	$76,512	$50,354
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$76,512	$50,354

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules Financial Statement Schedules

None.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation (1)
3.2	Amendment to Articles of Incorporation (2)
3.3	Bylaws (2)
4.1	2012 Stock Incentive Plan (3)
10.1	Equity Purchase Agreement with Tarpon Bay Partners, LLC dated February 18, 2016 (4)
10.2	Registration Rights Agreement with Tarpon Bay Partners, LLC dated February 18, 2016 (5)
10.3	Promissory Note issued to Tarpon Bay Partners, LLC dated February 18, 2016 (6)
16.1	Letter Re: Change in Certifying Accountant (7)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter dated September 25, 2009 (8)
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

_____________

* Filed herein

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.

(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

(3)	Included as an exhibit with our Form 8-K filed April 11, 2013.

(4)	Included as an exhibit with our Form S-1 filed September 16, 2016.

(5)	Included as an exhibit with our Form S-1 filed September 16, 2016.

(6)	Included as an exhibit with our Form S-1 filed September 16, 2016.

(7)	Included as an exhibit with our Form 8-K filed on November 9, 2015.

(8)	Included as an exhibit with our Form 10-Q filed on January 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUE, INC.

Date: April 14, 2017	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal	April 14, 2017
Zach Bair	Accounting Officer and Chairman

/s/ Matthew Carona	Chief Operating Officer and Director	April 14, 2017
Matthew Carona

/s/ Anthony Cardenas	Chief Creative Officer, Vice President	April 14, 2017
Anthony Cardenas	of Artist Relations and Director

