Form 10-Q
period 2017-03-31
VNUE, Inc.
filed 2017-05-15
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-53462

VNUE, INC.
(Formerly Tierra Grande Resources Inc.)
(Name of Registrant in its Charter)

Nevada	98-0543851
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

March 31, 2017

Common Voting Stock: 653,709,302

VNUE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2017

2

PART I

FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

3

VNUE, INC.

March 31, 2017 and 2016

4

VNUE, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$7,450	$17,952
Prepaid expenses	6,667	-

Total assets	$14,117	$17,952

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$461,420	$391,952
Accrued payroll (including $358,585 and $312,710 payable to officers)	769,763	703,138
Advances from stockholders	14,720	14,720
Note payable to officer	74,131	74,131
Notes payable	34,000	34,000
Convertible notes payable, net	142,482	121,865
Convertible notes payable, related parties, net	24,565	22,101
Derivative liabilities	566,215	508,107

Total current liabilities	2,087,296	1,870,014

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 653,709,302 and 644,879,708 shares issued and outstanding, respectively	65,371	64,488
Additional paid-in capital	4,500,965	4,370,318
Common stock to be issued, 46,743,522 shares and 46,743,522 shares, respectively	903,570	903,570
Accumulated deficit	(7,543,085)	(7,190,438)

Total Stockholders’ Deficit	(2,073,179)	(1,852,062)

Total Liabilities and Stockholders’ Deficit	$14,117	$17,952

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
	(Unaudited)	(Unaudited)

Operating Expenses
Software development	$43,421	$766,776
General and administrative	280,407	182,741

Loss from Operations	(323,828)	(949,517)

Other income/(expenses)
Change in fair value of derivative liability	103	231,852
Gain on extinguishment of derivative liability	118,309	21,308
Financing costs	(147,231)	(69,232)

Other income/(expenses), net	(28,819)	183,928

Net loss	$(352,647)	$(765,589)

Loss per share
-Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
-Basic and diluted	690,218,159	659,931,299

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2017

(Unaudited)

	Common Stock par value $0.0001		Additional			Total
	Number of Shares	Amount	Paid-In Capital	Shares to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2016	644,879,708	$64,488	$4,370,318	$903,570	$(7,190,438)	$(1,852,062)

Shares returned by officer	(50,000,000)	(5,000)	5,000	-	-	-

Shares issued for services	25,750,000	2,575	92,550	-	-	95,125

Shares issued for conversion of debt	33,079,594	3,308	33,097	-	-	36,405

Net loss	-	-	-	-	(352,647)	(352,647)

Balance, March 31, 2017	653,709,302	$65,371	$4,500,965	$903,570	$(7,543,085)	$(2,073,179)

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 30, 2017	For the Three Months Ended March 31, 2016
Cash Flows From Operating Activities
Net loss	$(352,647)	$(765,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(103)	(231,852)
Derivative value in excess of convertible notes	73,520	14,976
Note issued for financing costs	-	25,000
Gain on extinguishment of derivative liability	(118,309)	(21,308)
Amortization of debt discount	56,581	24,433
Original issue discount on convertible note payable	3,000	-
Shares issued for services	95,125	-
Shares to be issued for services	-	699,788
Changes in operating assets and liabilities:
Prepaid expense	(6,667)	12,500
Accounts payable and accrued expenses	72,373	156,076
Accrued payroll	66,625	56,723

Net Cash Used in Operating Activities	(110,502)	(29,253)

Cash Flows From Financing Activities
Advances from (repayment to) stockholders, net	-	16,465
Proceeds from issuance of convertible notes payable	100,000	-
Shares to be issued for proceeds from sale of common shares	-	5,000

Net Cash Provided by Financing Activities	100,000	21,465

Net Change in Cash	(10,502)	(7,788)

Cash – Beginning of the Reporting Period	17,952	7,788

Cash – End of the Reporting Period	$7,450	$-

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-

Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$31,405	$20,385
Return of common shares by officer	$(5,000)	$-
Note payable converted to convertible note	$-	$50,000
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$103,000	$50,000

See accompanying notes to the condensed consolidated financial statements.

 VNUE, Inc.

Three Months Ended March 31, 2017 and 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Basis of Presentation

History and Organization

VNUE, Inc. (formerly Tierra Grande Resources, Inc.) (“VNUE”, “TGRI”, or the “Company”) was incorporated under the laws of the State of Nevada on April 4, 2006.

On May 29, 2015, VNUE, Inc. entered into a merger agreement with VNUE Washington, Inc. Pursuant to the terms of the Merger Agreement, all of the outstanding shares of any class or series of VNUE Washington were exchanged for an aggregate of 507,629,872 shares of TGRI common stock. As a result of the Merger, VNUE Washington became a wholly-owned subsidiary of the Company, and the transaction was accounted for as a reverse merger with VNUE Washington deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer.

The Company is developing a technology driven solution for Artists, Venues and Festivals to automate the capturing, publishing and monetization of their content.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017 (the “2016 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 and notes thereto included in the 2016 Annual Report. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,073,179 at March 31, 2017, and incurred a net loss of $352,647, and used net cash in operating activities of $110,502 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through June 2017. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations at March 31, 2017 and 2016, respectively. Inter-company balances and transactions have been eliminated.

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

The fair value of the derivative liabilities of $566,215 and $508,107 at March 31, 2017 and December 31, 2016, respectively, were valued using Level 2 inputs.

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

For the three months ended March 31, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of March 31, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2017	2016
Convertible Notes Payable	401,424,816	24,461,638

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 - Related Party Transactions

Note payable to President, CEO and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, CEO and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of March 31, 2017 and December 31, 2016, the note payable to the officer was $74,131 and $74,131, respectively.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of March 31, 2017 and December 31, 2016, the advances from the employees were $14,720 and $14,720, respectively.

Convertible Notes Payable to the Officers and Directors

In August 2014 the Company issued non-interest bearing convertible notes to certain Officers and Directors of the Company for working capital purposes. The notes are convertible at variable prices and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. See further discussion in Note 5.

Transactions with Louis Mann

On August 26, 2015, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who resigned from his officer and director on August 26, 2015. The Advisory Agreement provided for MANN’s continued and ongoing advisory services to the Company until December 31, 2015 and MANN was to be paid $25,000 for providing such advisory services, which was due and payable on or before December 31, 2015. Such amount is included in accrued expenses at March 31, 2017 and December 31, 2016, respectively.

Note 4 – Notes Payable

Notes payable as of March 31, 2017 and December 31, 2016 consist of the following

		As of
		March 31,	December 31,
		2017	2016

Individual	(a)	$9,000	$9,000
Tarpon	(b)	25,000	25,000

Total		$34,000	$34,000

________________

(a)	On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

(b)	On February 18, 2016, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 7), the Company issued a Promissory Note to Tarpon in the principal amount of $25,000 with an interest rate at 10% per annum and a maturity date of August 31, 2016. The note was recorded as financing cost upon issuance. The note is currently in default.

Note 5 – Convertible Notes Payable

Convertible notes payable consist of the following:

		As of
		March 31,	December 31,
		2017	2016
Various Convertible Notes	(a)	$55,000	$55,000
Tarpon Convertible Note	(b)	-	33,500
Tarpon Convertible Note	(c)	33,000	-
Ylimit, LLC	(d)	370,000	300,000

Total Convertible Notes		458,000	388,500
Discount		(290,953)	(244,534)

Convertible notes, net		$167,047	$143,966

______________

(a)	In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of March 31, 2017 and December 31, 2016, of which $30,000 was due to related parties.

(b)	On June 15, 2015, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 10), the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance. On February 26, 2016, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2016. During 2016, Tarpon converted aggregate principal and interest of $20,385 into 3,488,075 shares of the Company’s common stock. During the three months ended March 31, 2017, Tarpon converted its remaining aggregate principal and interest balance of $36,045 into 33,079,594 shares of the Company’s common stock and the Note was retired.

(c)	On March 11, 2017 the Company issued a convertible note to Tarpon in the principal amount of $33,000 which included a 10% original issue discount, or $3,000, with an interest rate at 10% per annum and a maturity date of December 31, 2017. The Note Conversion is determined as follows: The note is convertible into shares of the Company’s common stock at the lessor of (i) 50% of the lowest closing bid price in the 30 trading days prior to the date that the note was issued or (ii) 50% of the lowest closing bid price in the 30 trading days prior to the day that the Holder requests conversion; unless otherwise modified by mutual agreement between the Parties (the “Conversion Price”); provided that if the closing bid price for the common stock on the Clearing Date (defined below) is lower than that used for the Conversion Price, then the Conversion Price shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Holder to reflect such adjusted conversion price.

(d)	On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. On July 18, 2016, August 10, 2016 and September 30, 2016, the note was amended to authorize additional borrowings of $50,000 on each of the dates listed with the terms remaining the same except as noted above. The Note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. During the three months ended March 31, 2017, the Company received additional borrowings of $70,000. Subsequent to March 31, 2017, the Company received additional borrowings of $25,000.

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

As of December 31, 2016, the unamortized debt discount was $244,534. During the three months ended March 31, 2017, the Company issued $103,000 of convertible notes and created a derivative liability upon issuance with a fair value of $176,520, of which $103,000 was recorded as a valuation discount, and the remaining $73,520 was recorded as a financing cost. During the three months ended March 31, 2017, amortization of debt discount was $56,581. The unamortized balance of the debt discount was $290,953 as of March 31, 2017.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	March 31, 2017	December 31, 2016
Convertible notes payable, net	$142,482	$121,865
Convertible notes payable, related party, net	24,565	22,101
Total	$167,047	$143,966

Note 6 – Derivative Liability

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 5 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2017 and December 31, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2017	Issued During 2017	December 31, 2016

Exercise Price	$0.0007 – 0.0116	$0.0007 – 0.0026	$0.0013 – 0.0116
Stock Price	$0.0015	$0.0020 - 0.0035	$0.0044
Risk-free interest rate	0.91 – 1.03%	0.94 – 1.04%	0.59 – 0.85%
Expected volatility	277%	277%	243%
Expected life (in years)	0.333 – 1.083	0.792 – 1.292	0.583 – 1.833
Expected dividend yield	0%	0%	0%
Fair Value:	$566,215	$176,520	$508,499

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

During the three months ended March 31, 2017, the Company recognized $103 as other income, compared to $231,852 as other income during the three months ended March 31, 2016, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $176,520 upon issuance of convertible notes during the period and a gain of $118,309 during the three months ended March 31, 2017 which represented the extinguishment of derivative liabilities related to conversion of notes to common stock.

Note 7 – Stockholders’ Deficit

Common stock returned by officer

On March 15, 2017, a Company officer voluntarily returned 50,000,000 shares of Common Stock held by him to the Company for no consideration. The shares were subsequently cancelled.

Shares issued for services

During the three months ended March 31, 2017, the Company issued an aggregate of 25,750,000 shares of its common stock to certain employees and contractors for services valued at $95,125, based upon the closing market price on the date the shares were authorized to be issued.

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

As a condition for the execution of the Equity Purchase Agreements by Tarpon, the Company issued Promissory Notes to Tarpon on June 15, 2015 and February 18, 2016 in the principal amounts of $50,000 and $25,000 with interest rates of 10% per annum. The maturity date of the note issued on June 15, 2015 was December 31, 2015 which was extended to December 31, 2016 as part of the note amendment on February 26, 2016. The maturity date of the note issued on February 18, 2016 is August 31, 2016. The issuance of the notes was recorded as a finance cost in the accompanying condensed consolidated statement of operations for the period ending March 31, 2016.

In addition, on February 18 2016, the Company and Tarpon entered into a Registration Rights Agreement (the “Registration Agreement”). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 120 days of February 18, 2016. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Tarpon may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Tarpon no longer owns any of the Shares. As of March 31, 2017, Tarpon had not purchased any shares under this agreement.

Note 8 - Commitment and Contingencies

Litigation – Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Note 9 – Subsequent Events

On April 10, 2017, the Company received an additional borrowing of $25,000 from Ylimit, LLC under the terms of the amended note payable agreement dated March 8, 2017 (see Note 5).

On May 2, 2017, the Company announced that its Board of Directors approved a 1-for-10 reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split has taken effect in the State of Nevada as of April 17, 2017 but has not been approved by FINRA as of the date of this report, and therefore, the Condensed Consolidated Financial Statements have not been updated to reflect the reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Presentation of Information

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean VNUE, Inc. and its subsidiaries, unless the context requires otherwise.

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

VNUE’s business model is based on the business to consumer VNUE software application, now in beta testing, as well as business to business monetization of our back end rights clearing system software, which is currently in development with projected beta testing beginning some time during the second quarter 2017.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2017 should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore do not have revenues or income.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Software Development

Our software development expenses for the three months ended March 31, 2017 amounted to $43,421 compared to $766,776 for the three months ended March 31, 2016. The decrease in software development expenses relative to last year was due to $699,788 in stock based compensation expense recorded last year relating to shares issued to certain employees and contractors for services received as compared to $18,500 recorded for the three months ended March 31, 2017. Excluding stock based compensation expense, our software development expenses decreased $42,067 reflecting the decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2017 amounted to $280,407 compared to $182,741 for the three months ended March 31, 2016. The increase in general and administrative expenses relative to last year was due primarily to $76,625 in stock based compensation expense relating to shares issued to certain employees and contractors for services received. Excluding the increased stock based compensation expense, our general and administrative expenses increased $21,041 reflecting an increase in professional fees offset by a decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

Other Income (Expenses), Net

We recorded other expense, net for the three months ended March 31, 2017 of $28,819 compared to other income, net of $183,928 for the three months ended March 31, 2016. The change in other income (expenses), net, was primarily due to increased financing costs of $77,999, offset by the decrease in the gain in fair value of derivative liability as compared to last year.

Net Loss from Operations

As a result of the foregoing software development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the three months ended March 31, 2017 was $352,647, compared to our net loss for the three months ended March 31, 2016 of $765,589.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of March 31, 2017, we had cash and cash equivalents of $7,450.

We had negative cash flows from operating activities of $110,502 for the three months ended March 31, 2017, compared with negative cash flows from operating activities of $29,253 for the three months ended March 31, 2016. The increase in our negative cash flows from operating activities for the period is primarily due to changes in our working capital accounts.

We had positive cash flows from financing activities of $100,000 for the three months ended March 31, 2017 as compared to $21,465 for the three months ended March 31, 2016. The cash flows from financing activities for the three months ended March 31, 2017 was due to $100,000 in proceeds from convertible notes. The cash flows from financing activities for the three months ended March 31, 2016 was primarily due to $16,465 in advances received from stockholders and $5,000 received on the sale of common shares.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,073,179 at March 31, 2017, and incurred a net loss of $352,647, and used net cash in operating activities of $100,502 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through June 30, 2017. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. See Note 2 - Significant and Critical Accounting Policies and Practices herein.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through March 31, 2017, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

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

The fair value of the Company’s stock option and warrant grants are estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or warrants, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model, and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Recent Accounting Pronouncements

See Note 2 of the condensed consolidated financial statement for management’s discussion of recent accounting pronouncements.

Selected Financial Data

Not applicable.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482.12 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2017.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

The Board of Directors of Vnue, Inc., a Nevada corporation (the “Company”), has approved a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1 for 10 of each share issued and outstanding on the effective date of April 15, 2017 (the “Reverse Stock Split”).

Reason for the Reverse Stock Split

The Board of Directors of the Company has determined that it is in the best interests of the Company to reverse split the common stock of the Company on a one (1) for ten (10) basis because the Company’s stock is currently quoted with no Bid and a very low ask affording little or no liquidity for the shareholders. It is the belief of the Board that the reverse split will cause the Bid and Ask prices to increase, creating the possibility for the stock to trade at more reasonable prices and a more reasonable spread between the Bid and Ask prices. The Company would also have sufficient authorized shares to be able to acquire additional capital.

The Board of Directors of the Company have the right to reverse split the stock of the Company in accordance with the Nevada Revised Statutes (NRS Section 78.207 and NRS Section 78.209) to effect a reverse stock split of the Common Stock and the By Laws of the Company do not preclude the Board of Directors from taking such action. The reverse split became effective at the opening of business on April 15, 1017 with the State of Nevada however the reverse split has not become effective as to FINRA and the marketplace until FINRA completes their review of the corporate action taken by the Company authorizing the reverse split.

Effects of the Reverse Stock Split

The Company is currently authorized to issue 750,000,0000 shares of Common Stock. As a result of the Reverse Stock Split, the authorized shares will not be changed.

As of April 4, 2017 prior to the reverse there were approximately 653,709,302 outstanding. After the 1 for 10 reverse split the number of shares outstanding is 65,370,931.

Effective Date; Symbol; CUSIP Number

The Reverse Stock Split becomes effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace upon FINRA’s approval of our corporate action which is currently pending. Upon the effective date the shares of common stock will begin trading on a split-adjusted basis and the Company’s trading symbol will change to “VNUED” for a period of 20 business days, after which the “D” will be removed from the Company’s trading symbol, which will revert to the original symbol of “VNUE”. A new CUSIP number has been issued and will be placed on all stock certificates going forward.

Split Adjustment; No Fractional Shares

On the Effective Date, the total number of shares of the Company’s Common Stock held by each stockholder will be converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such stockholder immediately prior to the reverse stock split, divided by (ii) 10. No fractional shares will be issued, and no cash or other consideration will be paid. Instead, the Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

State Filing

The Reverse Stock Split was effected by the Company filing a Certificate of Change (the “Certificate”) pursuant to Nevada Revised Statutes (“NRS”) Section 78.207 and Section 78.209 with the Secretary of State of the State of Nevada on April 4, 2017. The Certificate became effective with the Nevada Secretary of State on April 15, 2017. Under Nevada law, no amendment to the Company’s Articles of Incorporation is required in connection with the Reverse Stock Split.

No Stockholder Approval Required

Under Nevada law, because the Reverse Stock Split was approved by the Board of Directors of the Company in accordance with NRS Section 78.207. No stockholder approval is required. NRS Section 78.207 provides that the Company may affect the reverse stock split without stockholder approval . Company does not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the Reverse Stock Split. As described herein, the Company has complied with these requirements.

Capitalization

The Reverse Stock Split does not affect the Company’s authorized preferred stock. There are no outstanding shares of the Company’s preferred stock. After the Reverse Stock Split, the Company’s authorized preferred Stock of 20,000,000 shares will remain unchanged.

Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest in the Company and proportional voting power will remain virtually unchanged except for minor changes and adjustments that will result from rounding fractional shares into whole shares. The rights and privileges of the holders of shares of Common Stock will be substantially unaffected by the reverse stock split.

All options, warrants and convertible securities of the Company outstanding immediately prior to the Reverse Stock Split that have a fixed conversion price will be appropriately adjusted by dividing the number of shares of Common Stock into which the options, warrants and convertible securities are exercisable or convertible by 10 and multiplying the exercise or conversion price thereof by 10, as a result of the Reverse Stock Split.

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

______________

*	Filed herein
(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.
(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: May 15, 2017	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

