Form 10-Q
period 2017-06-30
VNUE, Inc.
filed 2017-08-21
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

June 30, 2017

Common Voting Stock: 69,482,575

VNUE, INC.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED JUNE 30, 2017

2

PART I

FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

3

VNUE, Inc.

June 30, 2017 and 2016

VNUE, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$7,473	$17,952
Prepaid expenses	4,667	-

Total assets	$12,140	$17,952

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$522,781	$391,952
Accrued payroll (including $407,635 and $312,710 payable to officers)	839,563	703,138
Advances from stockholders	14,720	14,720
Note payable to officer	74,131	74,131
Notes payable	9,000	34,000
Convertible notes payable, net	222,108	121,865
Convertible notes payable, related parties, net	27,056	22,101
Derivative liabilities	704,059	508,107

Total current liabilities	2,413,418	1,870,014

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 69,244,707 and 64,487,970 shares issued and outstanding, respectively	6,924	6,449
Additional paid-in capital	4,652,382	4,428,357
Common stock to be issued, 4,674,352 shares and 4,674,352 shares, respectively	903,570	903,570
Accumulated deficit	(7,964,155)	(7,190,438)

Total Stockholders’ Deficit	(2,401,278)	(1,852,062)

Total Liabilities and Stockholders’ Deficit	$12,140	$17,952

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$37,825	$-	$37,825	$-

Operating Expenses
Direct costs of revenues	35,151	-	35,151	-
Software development	24,706	139,593	68,127	906,369
General and administrative	178,332	654,821	458,737	837,562

Loss from Operations	(200,364)	(794,414)	(524,191)	(1,743,931)

Other income/(expenses)
Change in fair value of derivative liability	(19,502)	(13,959)	(19,399)	218,257
Gain on extinguishment of derivative liability	-	-	118,309	21,308
Financing costs	(201,205)	(48,782)	(348,436)	(118,014)

Other income/(expenses), net	(220,707)	(62,377)	(249,526)	121,551

Net loss	$(421,071)	$(856,791)	$(773,717)	$(1,622,380)

Loss per share
-Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding
-Basic and diluted	73,621,077	67,765,526	71,334,151	66,940,661

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2017

(Unaudited)

	Common Stock par value $0.0001		Additional			Total
	Number of Shares	Amount	Paid-In Capital	Shares to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2016	64,487,970	$6,449	$4,428,357	$903,570	$(7,190,438)	$(1,852,062)

Shares returned by officer	(5,000,000)	(500)	500	-	-	-

Shares issued for services	2,575,000	258	94,868	-	-	95,125

Shares issued for conversion of debt	7,181,736	718	62,803	-	-	63,521

Beneficial conversion feature on conversion of note	-	-	65,855	-	-	65,855

Net loss	-	-	-	-	(773,717)	(773,717)

Balance, June 30, 2017	69,244,707	$6,924	$4,652,382	$903,570	$(7,964,155)	$(2,401,278)

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(773,717)	$(1,622,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	19,399	(218,257)
Derivative value in excess of convertible notes	112,862	28,431
Note issued for financing costs	-	25,000
Gain on extinguishment of derivative liability	(118,309)	(21,308)
Amortization of debt discount	138,698	47,400
Beneficial conversion feature on conversion of note	65,855	-
Original issue discount on convertible note payable	3,000	-
Shares to be issued for financing costs	-	41,000
Shares issued for services	95,125	-
Shares to be issued for services	-	719,027
Shares transferred for compensation	-	491,153
Changes in operating assets and liabilities:
Prepaid expense	(4,667)	25,000
Accounts payable and accrued expenses	135,850	229,380
Accrued payroll	136,425	130,391

Net Cash Used in Operating Activities	(189,479)	(125,163)

Cash Flows From Financing Activities
Advances from (repayment to) stockholders, net	-	14,166
Proceeds from issuance of convertible notes payable	179,000	100,000
Shares to be issued for proceeds from sale of common shares	-	5,000

Net Cash Provided by Financing Activities	179,000	119,166

Net Change in Cash	(10,479)	(5,977)

Cash – Beginning of the Reporting Period	17,952	7,788

Cash – End of the Reporting Period	$7,473	$1,791

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-

Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$63,521	$20,385
Return of common shares by officer	$(500)	$-
Note payable converted to convertible note	$-	$50,000
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$179,000	$150,000

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Three and Six Months Ended June 30, 2017 and 2016

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Basis of Presentation

History and Organization

VNUE, Inc. (formerly Tierra Grande Resources, Inc.) ("VNUE", "TGRI", or the "Company") was incorporated under the laws of the State of Nevada on April 4, 2006.

On May 29, 2015, VNUE, Inc. entered into a merger agreement with VNUE Washington, Inc. Pursuant to the terms of the Merger Agreement, all of the outstanding shares of any class or series of VNUE Washington were exchanged for an aggregate of 50,762,987 shares of TGRI common stock. As a result of the Merger, VNUE Washington became a wholly-owned subsidiary of the Company, and the transaction was accounted for as a reverse merger with VNUE Washington deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer.

The Company is developing a technology driven solution for Artists, Venues and Festivals to automate the capturing, publishing and monetization of their content.

The Company conducted a reverse stock split of the Company’s common stock at a ratio 1 for 10 of each share issued and outstanding on the effective date of April 15, 2017. The reverse was effective as to the market on August 7, 2017. All historical reported share amounts within have been adjusted to reflect the reverse stock split.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017 (the “2016 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 and notes thereto included in the 2016 Annual Report. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,401,278 at June 30, 2017, and incurred a net loss of $773,717, and used net cash in operating activities of $189,479 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations with no operations at June 30, 2017 and 2016, respectively. Inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue on the sale of digital video disks (DVD) that contain the recording of live concerts and made available to concert viewers immediately after the show and on-line.

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

The fair value of the derivative liabilities of $704,059 and $508,107 at June 30, 2017 and December 31, 2016, respectively, were valued using Level 2 inputs.

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

For the six months ended June 30, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of June 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2017	2016
Convertible Notes Payable	87,919,472	8,140,360

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company plans to adopt ASU 2017-11 in the first quarter of 2018. The adoption of ASU 2017-11 is expected to have a material impact on the Company’s financial statements and related disclosures because derivative liabilities from financial instruments (or embedded conversion features) that have down round features will be reclassified from liabilities to additional paid-in capital, effective as of the beginning of the fiscal year.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3 - Related Party Transactions

Note payable to President and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of June 30, 2017 and December 31, 2016, the note payable to the officer was $74,131 and $74,131, respectively.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of June 30, 2017 and December 31, 2016, the advances from the employees were $14,720 and $14,720, respectively.

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

Transactions with Louis Mann

On August 26, 2015, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who resigned from his officer and director on August 26, 2015. The Advisory Agreement provided for MANN’s continued and ongoing advisory services to the Company until December 31, 2015 and MANN was to be paid $25,000 for providing such advisory services, which was due and payable on or before December 31, 2015. Such amount is included in accrued expenses at June 30, 2017 and December 31, 2016, respectively.

Note 4 – Notes Payable

Notes payable as of June 30, 2017 and December 31, 2016 consist of the following

		As of
		June 30,	December 31,
		2017	2016

Individual	(a)	$9,000	$9,000
Tarpon	(b)	-	25,000

Total		$9,000	$34,000

__________
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

(b)

On February 18, 2016, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 7), the Company issued a Promissory Note to Tarpon in the principal amount of $25,000 with an interest rate at 10% per annum and a maturity date of August 31, 2016. The note was recorded as financing cost upon issuance. On April 7, 2017, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2017. On April 7, 2017, Tarpon converted its remaining aggregate principal and interest balance of $27,116 into 3,873,377 shares of the Company’s common stock and the Note was retired. The market price on the date of conversion was in excess of the conversion price and as a result, the Company recorded a beneficial conversion feature on the conversion of $65,855 during both the three and six months ended June 30, 2017, which is included in financing costs in the Condensed Consolidated Statements of Operations.

Note 5 – Convertible Notes Payable

Convertible notes payable consist of the following:

		As of
		June 30,	December 31,
		2017	2016
VariousConvertibleNotes	(a)	$55,000	$55,000
TarponConvertibleNote	(b)	-	33,500
TarponConvertibleNote	(c)	33,000	-
Ylimit,LLC	(d)	449,000	300,000

Total Convertible Notes		537,000	388,500
Discount		(287,836)	(244,534)

Convertible notes, net		$249,164	$143,966

__________
(a)	In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of June 30, 2017 and December 31, 2016, of which $30,000 was due to related parties.

(b)	On June 15, 2015, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 10), the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance. On February 26, 2016, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2016. During 2016, Tarpon converted aggregate principal and interest of $20,385 into 3,488,075 shares of the Company’s common stock. During the six months ended June 30, 2017, Tarpon converted its remaining aggregate principal and interest balance of $36,405 into 3,307,959 shares of the Company’s common stock and the Note was retired.

(c)	On March 11, 2017 the Company issued a convertible note to Tarpon in the principal amount of $33,000 which included a 10% original issue discount, or $3,000, with an interest rate at 10% per annum and a maturity date of December 31, 2017. The Note Conversion is determined as follows: The note is convertible into shares of the Company’s common stock at the lessor of (i) 50% of the lowest closing bid price in the 30 trading days prior to the date that the note was issued or (ii) 50% of the lowest closing bid price in the 30 trading days prior to the day that the Holder requests conversion; unless otherwise modified by mutual agreement between the Parties (the “Conversion Price”); provided that if the closing bid price for the common stock on the Clearing Date (defined below) is lower than that used for the Conversion Price, then the Conversion Price shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Holder to reflect such adjusted conversion price. On July 14, 2017, the Company paid the remaining outstanding principal and interest balance of $37,950 in cash and the Note was retired.

(d)	On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. On July 18, 2016, August 10, 2016 and September 30, 2016, the note was amended to authorize additional borrowings of $50,000 on each of the dates listed with the terms remaining the same except as noted above. The Note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. During the six months ended June 30, 2017, the Company received additional borrowings of $149,000. Subsequent to June 30, 2017, the Company received additional borrowings of $53,000.

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

As of December 31, 2016, the unamortized debt discount was $244,534. During the six months ended June 30, 2017, the Company issued $182,000 of convertible notes and created a derivative liability upon issuance with a fair value of $294,863, of which $182,000 was recorded as a valuation discount, and the remaining $112,863 was recorded as a financing cost. During the six months ended June 30, 2017, amortization of debt discount was $138,698. The unamortized balance of the debt discount was $287,836 as of June 30, 2017.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	June 30, 2017	December 31, 2016
Convertible notes payable, net	$222,108	$121,865
Convertible notes payable, related party, net	27,056	22,101
Total	$249,164	$143,966

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

As of June 30, 2017 and December 31, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2017		Issued During 2017	December 31, 2016

Exercise Price	$	$ 0.002 - 0.108	$0.005 - 0.026	$0.013 – 0.116

Stock Price	$	$ 0.009	$0.006 - 0.035	$0.044

Risk-free interest rate		0.84 - 1.24%	0.94 - 1.04%	0.59 – 0.85%

Expected volatility		274%	273% - 277%	243%

Expected life (in years)		0.083 - 1.000	0.792 - 1.292	0.583 – 1.833

Expected dividend yield		0%	0%	0%

Fair Value:		$704,059	$294,863	$508,107

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

During the six months ended June 30, 2017, the Company recognized $19,399 as other expense, compared to $218,257 as other income during the six months ended June 30, 2016, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $294,863 upon issuance of convertible notes during the period and a gain of $118,309 during the six months ended June 30, 2017 which represented the extinguishment of derivative liabilities related to conversion of notes to common stock.

Note 7 – Stockholders’ Deficit

Common stock returned by officer

On March 15, 2017, a Company officer voluntarily returned 5,000,000 shares of Common Stock held by him to the Company for no consideration. The shares were subsequently cancelled.

Shares issued for services

During the six months ended June 30, 2017, the Company issued an aggregate of 2,575,000 shares of its common stock to certain employees and contractors for services valued at $95,125, based upon the closing market price on the date the shares were authorized to be issued.

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

In addition, on February 18 2016, the Company and Tarpon entered into a Registration Rights Agreement (the “Registration Agreement”). Under the terms of the Registration Agreement the Company agreed to file a registration statement with the Securities and Exchange Commission with respect to the Shares within 120 days of February 18, 2016. The Company is obligated to keep such registration statement effective until (i) three months after the last closing of a sale of Shares under the Purchase Agreement, (ii) the date when Tarpon may sell all the Shares under Rule 144 without volume limitations, or (iii) the date Tarpon no longer owns any of the Shares. As of June 30, 2017, Tarpon had not purchased any shares under this agreement.

Note 8 - Commitment and Contingencies

Litigation – Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016.

Note 9 – Subsequent Events

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer.

On July 14, 2017, the Company paid $37,950 to Tarpon for the remaining outstanding principal and interest balance on its Note and the Note was retired (see Note 4).

Subsequent to June 30, 2017, the Company received additional borrowing of $53,000 from Ylimit, LLC under the terms of the amended note payable agreement dated March 8, 2017 (see Note 5).

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

VNUE produces and captures rich content through its Front of House mobile application and provides world-wide distribution and monetization of live concerts and other events through a suite of mobile, web administration applications, allowing an artist to seamlessly deliver and sell their live performances directly to the fans who attend their shows. Additionally, VNUE will now offer physical products such as limited edition “instant” CD sets, USB drives, and other products, through its strategic partnership and exclusive licensing agreement with RockHouse Live Media Productions, Inc., dba DiscLive, widely known to be the leader and pioneer in the “instant live” space.

While VNUE will primarily be used in live music venues, we are also planning to branch into many other entertainment experiences such as comedy, plays, musicals, university lectures, professional demonstrations and panel discussions, as well as action sports and religious events.

VNUE's business model is based on the production of instant content – available to fans as they leave events, as well as business to business monetization of our back end rights clearing system software, which is currently in development.

We are a relatively new company and to date we have received a minimal amount of revenues from our operations. VNUE, Inc., our wholly owned subsidiary, only recently commenced operations and we have undertaken only organizational activities and software application development. Our independent auditors have raised substantial doubts as to our ability to continue as a going concern without significant additional financing. Accordingly, for the foreseeable future, we will continue to be dependent on additional debt and equity financing in order to maintain our operations and continue with our development activities.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2017 should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore had minimal but material revenues during this quarter.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

Our revenues for the three months ended June 30, 2017 amount to $37,825. The Company had no revenues during the three months ended June 30, 2016.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended June 30, 2017 amounted to $35,121. The Company had no direct costs of revenues during the three months ended June 30, 2016.

Software Development

Our software development expenses for the three months ended June 30, 2017 amounted to $24,706 compared to $139,593 for the three months ended June 30, 2016. The decrease in software development expenses relative to last year reflected the decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2017 amounted to $178,332 compared to $654,821 for the three months ended June 30, 2016. The decrease in general and administrative expenses relative to last year was due primarily to an increase in professional fees offset by a decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

Other Income (Expenses), Net

We recorded other expense, net for the three months ended June 30, 2017 of $220,707 compared to other expense, net of $62,377 for the three months ended June 30, 2016. The change in other income (expenses), net, was due to increased financing costs as compared to last year.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, software development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the three months ended June 30, 2017 was $421,071, compared to our net loss for the three months ended June 30, 2016 of $856,791.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

Our revenues for the six months ended June 30, 2017 amount to $37,825. The Company had no revenues for the six months ended June 30, 2016.

Direct Costs of Revenues

Our direct costs of revenues for the six months ended June 30, 2017 amounted to $35,121. The Company had no direct costs of revenues for the six months ended June 30, 2016.

Software Development

Our software development expenses for the six months ended June 30, 2017 amounted to $68,127 compared to $906,369 for the six months ended June 30, 2016. The decrease in software development expenses relative to last year was due to $699,788 in stock based compensation expense recorded last year relating to shares issued to certain employees and contractors for services received as compared to $18,500 recorded for the six months ended June 30, 2017. Excluding stock based compensation expense, our software development expenses decreased reflecting the decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2017 amounted to $458,737 compared to $837,562 for the six months ended June 30, 2016. The decrease in general and administrative expenses relative to last year was due primarily to the difference in stock based compensation expense relating to shares issued to certain employees and contractors for services received. Excluding the difference in stock based compensation expense, our general and administrative expenses decreased reflecting an increase in professional fees offset by a decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

Other Income (Expenses), Net

We recorded other expense, net for the six months ended June 30, 2017 of $249,526 compared to other income, net of $121,551 for the six months ended June 30, 2016. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $237,656, increased financing costs of $230,422, offset by the increase in the gain in fair value of derivative liability of $97,001 as compared to last year.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, software development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the six months ended June 30, 2017 was $773,717, compared to our net loss for the six months ended June 30, 2016 of $1,622,380.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of June 30, 2017, we had cash and cash equivalents of $7,473.

We had negative cash flows from operating activities of $189,479 for the six months ended June 30, 2017, compared with negative cash flows from operating activities of $125,163 for the six months ended June 30, 2016. The increase in our negative cash flows from operating activities for the period is primarily due to changes in our working capital accounts.

We had positive cash flows from financing activities of $179,000 for the six months ended June 30, 2017 as compared to $119,166 for the six months ended June 30, 2016. The cash flows from financing activities for the six months ended June 30, 2017 was due to $179,000 in proceeds from convertible notes. The cash flows from financing activities for the six months ended June 30, 2016 was primarily due to due to $100,000 in proceeds from convertible notes, $14,166 in advances received from stockholders and $5,000 received on the sale of common shares.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,401,278 at June 30, 2017, and incurred a net loss of $773,717, and used net cash in operating activities of $189,479 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through September 2017. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through June 30, 2017, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

During the six months ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2017.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

The Board of Directors of Vnue, Inc., a Nevada corporation (the “Company”), has approved a reverse stock split of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1 for 10 of each share issued and outstanding on the effective date of April 15, 2017 with the State of Nevada. The reverse became effective with the market on August 7, 2017 after receipt of FINRA's acknowledgement of our corporate action authorizing the reverse split. (the “Reverse Stock Split”).

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

Effects of the Reverse Stock Split

The Company is currently authorized to issue 750,000,000 shares of Common Stock. As a result of the Reverse Stock Split, the authorized shares will not be changed.

As of April 14, 2017 prior to the reverse there were approximately 694,825,747 outstanding. After the 1 for 10 reverse split the number of shares outstanding is 69,482,575.

The Reverse Stock Split became effective with FINRA (the Financial Industry Regulatory Authority) and in the marketplace on August 7, 2017 upon FINRA’s acknowledgement of our corporate action.. As of the market effective date the shares of common stock began trading on a split-adjusted basis and the Company’s trading symbol changed to “VNUED” for a period of 20 business days, after which the “D” will be removed from the Company’s trading symbol, which will revert to the original symbol of “VNUE”. A new CUSIP number has been issued and will be placed on all stock certificates going forward.

Split Adjustment; No Fractional Shares

On the Effective Date with the Nevada Secretary of State, the total number of shares of the Company’s Common Stock held by each stockholder were converted automatically into the number of whole shares of Common Stock equal to (i) the number of issued and outstanding shares of Common Stock held by such stockholder immediately prior to the reverse stock split, divided by 10 and (ii) no fractional shares will be issued, and no cash or other consideration will be paid. Instead, the Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

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

No Stockholder Approval Required

Under Nevada law, because the Reverse Stock Split was approved by the Board of Directors of the Company in accordance with NRS Section 78.207. No stockholder approval is required. NRS Section 78.207 provides that the Company may affect the reverse stock split without stockholder approval. Company does not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the Reverse Stock Split. As described herein, the Company has complied with these requirements.

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

Registrant	VNUE, Inc.

Date: August 21, 2017	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

