Form 10-Q
period 2017-09-30
VNUE, Inc.
filed 2017-11-14
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

September 30, 2017

Common Voting Stock: 69,244,707

VNUE, INC.

INDEX TO FORM 10-Q FILING

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

2

PART I

FINANCIAL INFORMATION

The accompanying interim condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

3

VNUE, Inc.

September 30, 2017 and 2016

VNUE, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash	$73,195	$17,952
Prepaid expenses	2,667	-

Total assets	$75,862	$17,952

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$550,639	$391,952
Accrued payroll (including $453,585 and $312,710 payable to officers)	908,263	703,138
Advances from stockholders	14,720	14,720
Note payable to officer	74,131	74,131
Notes payable	9,000	34,000
Convertible notes payable, net	400,033	121,865
Convertible notes payable, related parties, net	30,000	22,101
Derivative liabilities	779,903	508,107

Total current liabilities	2,766,689	1,870,014

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 69,244,707 and 64,487,971 shares issued and outstanding, respectively	6,924	6,449
Additional paid-in capital	4,670,643	4,428,357
Common stock to be issued, 4,674,352 shares and 4,674,352 shares, respectively	903,570	903,570
Accumulated deficit	(8,271,964)	(7,190,438)

Total Stockholders’ Deficit	(2,690,827)	(1,852,062)

Total Liabilities and Stockholders’ Deficit	$75,862	$17,952

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2017	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$37,825	$-

Operating Expenses
Direct costs of revenues	-	-	35,151	-
Software development	24,778	126,838	92,905	1,033,207
General and administrative	172,319	154,908	631,057	992,470

Loss from Operations	(197,097)	(281,746)	(721,288)	(2,025,677)

Other income/(expenses)
Change in fair value of derivative liability	57,467	(23,345)	38,068	194,912
Gain on extinguishment of derivative liability	174,529	-	292,838	21,308
Financing costs	(342,708)	(214,067)	(691,144)	(332,081)
Sale of trademark	-	30,000	-	30,000

Other income/(expenses), net	(110,712)	(207,412)	(360,238)	(85,861)

Net loss	$(307,809)	$(489,158)	$(1,081,526)	$(2,111,538)

Loss per share
-Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average common shares outstanding
-Basic and diluted	73,919,059	68,891,601	72,205,256	67,591,512

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months ended September 30, 2017

(Unaudited)

	Common Stock par value $0.0001		Additional	Shares		Total
	Number of Shares	Amount	Paid-In Capital	to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2016	64,487,971	$6,449	$4,428,357	$903,570	$(7,190,438)	$(1,852,062)

Shares returned by officer	(5,000,000)	(500)	500	-	-	-

Shares issued for services	2,575,000	258	94,868	-	-	95,125

Shares issued for conversion of debt	7,181,736	718	62,803	-	-	63,521

Fair value of warrants issued related to convertible note payable			18,261			18,261

Beneficial conversion feature on conversion of note			65,855	-	-	65,855

Net loss	-	-	-	-	(1,081,526)	(1,081,526)

Balance, September 30, 2017 (Unaudited)	69,244,707	$6,924	$4,670,643	$903,570	$(8,271,964)	$(2,690,827)

See accompanying notes to the condensed consolidated financial statements.

VNUE, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(1,081,526)	$(2,111,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(38,068)	(194,912)
Derivative value in excess of convertible notes	291,702	90,762
Note issued for financing costs	-	25,000
Gain on extinguishment of derivative liability	(292,838)	(21,308)
Amortization of debt discount	265,828	86,113
Beneficial conversion feature on conversion of note	65,855	-
Original issue discount on convertible note payable	9,000	-
Shares to be issued for financing costs	-	41,000
Shares issued for services	95,125	-
Shares to be issued for services	-	730,513
Shares transferred for financing costs	-	108,000
Shares transferred for compensation	-	491,153
Changes in operating assets and liabilities:
Prepaid expense	(2,667)	37,500
Accounts payable and accrued expenses	163,707	276,217
Accrued payroll	205,125	210,912

Net Cash Used in Operating Activities	(318,757)	(230,587)

Cash Flows From Financing Activities
Advances from (repayment to) stockholders, net	-	17,510
Proceeds from issuance of convertible notes payable	407,000	250,000
Repayment of convertible notes payable	(33,000)	-
Shares to be issued for proceeds from sale of common shares	-	5,000

Net Cash Provided by Financing Activities	374,000	272,510

Net Change in Cash	55,243	41,923

Cash – Beginning of the Reporting Period	17,952	7,788

Cash – End of the Reporting Period	$73,195	$49,711

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-

Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$63,521	$20,385
Return of common shares by officer	$(500)	$-
Note payable converted to convertible note	$-	$50,000
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$311,000	$300,000

See accompanying notes to the condensed consolidated financial statements.

 VNUE, Inc.

Three and Nine Months Ended September 30, 2017 and 2016

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

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company will acquire the assets of the digital live music distribution platform Set.fm from PledgeMusic. Additionally, the Company will offer PledgeMusic North America’s full suite of music business tools allowing artists to sell music, merchandise and live experiences directly to fans, enhancing the Company’s clients’ revenue opportunities on a shared revenue basis. Set.fm is a DIY platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE plans to update and improve the existing platform for indie artists and their fans, and to implement pro features for artists that VNUE and its affiliate DiscLive produce.

Basis of Presentation

The interim condensed consolidated financial statements included herein reflect all material adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) which, in the opinion of management, are ordinary and necessary for a fair presentation of results for the interim periods. Certain information and footnote disclosures required under the accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated balance sheet information as of December 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017 (the “2016 Annual Report”). These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 and notes thereto included in the 2016 Annual Report. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or for any other period.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,690,827 at September 30, 2017, and incurred a net loss of $1,081,526, and used net cash in operating activities of $318,757 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management estimates that the current funds on hand will be sufficient to continue operations through June 2018. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations with no operations at September 30, 2017 and 2016, respectively. Inter-company balances and transactions have been eliminated.

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

The fair value of the derivative liabilities of $779,903 and $508,107 at September 30, 2017 and December 31, 2016, respectively, were valued using Level 2 inputs.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

For the three and nine months ended September 30, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of September 30, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2017	2016
Convertible Notes Payable	110,015,835	15,951,363
Warrants	1,000,000	-
Total	111,015,835	15,951,363

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

Note 3 - Related Party Transactions

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $37,825 and cost of revenues of $35,151 during the nine months ended September 30, 2017 resulted from the use of the assets licensed under this agreement.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of September 30, 2017 and December 31, 2016, the advances from the employees were $14,720 and $14,720, respectively.

Note payable to President and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of September 30, 2017 and December 31, 2016, the note payable to the officer was $74,131 and $74,131, respectively.

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

Transactions with Louis Mann

On August 26, 2015, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who resigned from his officer and director on August 26, 2015. The Advisory Agreement provided for MANN’s continued and ongoing advisory services to the Company until December 31, 2015 and MANN was to be paid $25,000 for providing such advisory services, which was due and payable on or before December 31, 2015. Such amount is included in accrued expenses at September 30, 2017 and December 31, 2016, respectively.

Note 4 – Notes Payable

Notes payable as of September 30, 2017 and December 31, 2016 consist of the following

		As of
		September 30,	December 31,
		2017	2016

Individual	(a)	$9,000	$9,000
Tarpon	(b)	-	25,000

Total		$9,000	$34,000

______________

(a)	On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

(b)	On February 18, 2016, as a condition for the execution of an Equity Purchase Agreement with Tarpon (See Note 7), the Company issued a Promissory Note to Tarpon in the principal amount of $25,000 with an interest rate at 10% per annum and a maturity date of August 31, 2016. The note was recorded as financing cost upon issuance. On April 7, 2017, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2017. On April 7, 2017, Tarpon converted its remaining aggregate principal and interest balance of $27,116 into 3,873,377 shares of the Company’s common stock and the Note was retired. The market price on the date of conversion was in excess of the conversion price and as a result, the Company recorded a beneficial conversion feature on the conversion of $65,855 during the nine months ended September 30, 2017, which is included in financing costs in the Condensed Consolidated Statements of Operations.

Note 5 – Convertible Notes Payable

Convertible notes payable consist of the following:

		As of
		September 30,	December 31,
		2017	2016
Various Convertible Notes	(a)	$55,000	$55,000
Tarpon Convertible Note	(b)	-	33,500
Tarpon Convertible Note	(c)	-	-
Ylimit, LLC Convertible Notes	(d)	517,000	300,000
Crossover Capital Fund II, LLC Convertible Notes	(e)	61,000	-
Golock Capital, LLC Convertible Notes	(f)	105,000	-

Total Convertible Notes		738,000	388,500
Discount		(307,967)	(244,534)

Convertible notes, net		$430,033	$143,966

______________

(a)	In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of September 30, 2017 and December 31, 2016, of which $30,000 was due to related parties.

(b)	On June 15, 2015, as a condition for the execution of an Equity Purchase Agreement with Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance. On February 26, 2016, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2016. During 2016, Tarpon converted aggregate principal and interest of $20,385 into 3,488,075 shares of the Company’s common stock. During the nine months ended September 30, 2017, Tarpon converted its remaining aggregate principal and interest balance of $36,405 into 3,307,959 shares of the Company’s common stock and the Note was retired.

(c)	On March 11, 2017 the Company issued a convertible note to Tarpon in the principal amount of $33,000 which included a 10% original issue discount, or $3,000, with an interest rate at 10% per annum and a maturity date of December 31, 2017. The Note Conversion was determined as follows: The note was convertible into shares of the Company’s common stock at the lessor of (i) 50% of the lowest closing bid price in the 30 trading days prior to the date that the note was issued or (ii) 50% of the lowest closing bid price in the 30 trading days prior to the day that the Holder requests conversion; unless otherwise modified by mutual agreement between the Parties (the “Conversion Price”); provided that if the closing bid price for the common stock on the Clearing Date (defined below) was lower than that used for the Conversion Price, then the Conversion Price shall be adjusted such that the Discount shall be taken from the closing bid price on the Clearing Date, and the Company shall issue additional shares to Holder to reflect such adjusted conversion price. During the nine months ended September 30, 2017, the Company paid the remaining outstanding principal and interest balance of $37,950 in cash and the Note was retired.

(d)	On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. On July 18, 2016, August 10, 2016 and September 30, 2016, the note was amended to authorize additional borrowings of $50,000 on each of the dates listed with the terms remaining the same except as noted above. During the nine months ended September 30, 2017, the Company received additional borrowings of $217,000 and on August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000 with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $517,000 and $300,000 as of September 30, 2017 and December 31, 2016, respectively.

(e)	On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of 10%, or $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer request. The note may be prepaid with the following penalties prior to the 180th day from date of issuance:

Prepay Date	Prepay Amount
< 31 days	115% of principal plus accrued interest
31-60 days	120% of principal plus accrued interest
61-90 days	125% of principal plus accrued interest
91-120 days	130% of principal plus accrued interest
121-150 days	135% of principal plus accrued interest
151-180 days	140% of principal plus accrued interest

In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The Company is required to instruct its transfer agent to reserve 62,564,000 share of its common stock. The balance of the note outstanding was $61,000 as of September 30, 2017.

(f)	On September 1, 2017, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $105,000 with an interest rate at 10% per annum and a maturity date of August 31, 2018. The note is convertible into shares of the Company’s common stock at $0.02 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued a warrant to the Lender for 1,000,000 shares of the Company’s common stock (see Note 7). In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the note outstanding was $105,000 as of September 30, 2017.

The Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or the conversion price was variable. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was recorded as debt discount offsetting the fair value of the Notes and the remainder recorded as financing costs in the Condensed Consolidated Statement of Operations. The discount is being amortized using the effective interest rate method over the life of the debt instruments.

As of December 31, 2016, the unamortized debt discount was $244,534. During the nine months ended September 30, 2017, the Company issued $311,000 of convertible notes subject to a debt discount, and created a derivative liability upon issuance with a fair value of $668,557, of which $311,000 was recorded as a valuation discount, and the remaining $357,557 was recorded as a financing cost. In addition, the Company recorded an additional debt discount of $18,261 related to a warrant issued associated with the issuance of a convertible note during the period. During the nine months ended September 30, 2017, amortization of debt discount was $265,828. The unamortized balance of the debt discount was $307,967 as of September 30, 2017.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	September 30, 2017	December 31, 2016
Convertible notes payable, net	$400,033	$121,865
Convertible notes payable, related party, net	30,000	22,101
Total	$430,033	$143,966

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

As of September 30, 2017 and December 31, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2017	Issued During 2017	December 31, 2016

Exercise Price	$0.002 – 0.108	$0.005 – 0.026	$0.013 – 0.116
Stock Price	$0.008	$0.006 - 0.035	$0.044
Risk-free interest rate	0.84 – 1.24%	0.94 – 1.23%	0.59 – 0.85%
Expected volatility	358%	273% - 344%	243%
Expected life (in years)	1.000	0.792 – 1.292	0.583 – 1.833
Expected dividend yield	0%	0%	0%
Fair Value:	$779,903	$594,666	$508,107

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

During the nine months ended September 30, 2017, the Company recognized $38,068 as other income, compared to $194,912 as other income during the nine months ended September 30, 2016, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $602,702 upon issuance of convertible notes during the period and a gain of $292,838 and $21,308 during the nine months ended September 30, 2017 and 2016, respectively, which represented the extinguishment of derivative liabilities related to both the extinguishment of convertible notes with cash and the conversion of a note to common stock.

Note 7 – Stockholders’ Deficit

Common stock returned by officer

On March 15, 2017, a Company officer voluntarily returned 5,000,000 shares of Common Stock held by him to the Company for no consideration. The shares were subsequently cancelled.

Shares issued for services

During the nine months ended September 30, 2017, the Company issued an aggregate of 2,575,000 shares of its common stock to certain employees and contractors for services valued at $95,125, based upon the closing market price on the date the shares were authorized to be issued.

Warrants

A summary of warrants for the nine months ended September 30, 2017 is as follows:

	Number of	Weighted - Average
	Shares	Exercise Price
Outstanding at December 31, 2016	-	-
Granted	1,000,000	$0.01
Forfeited	-	-
Outstanding at September 30, 2017	1,000,000	$0.01
Exercisable at September 30, 2017	1,000,000	$0.01

On September 1, 2017, the Company issued 1,000,000 warrants to purchase the Company’s common stock as an inducement to enter into a convertible note payable with Golock Capital LLC (See Note 5). The fair value of the warrants granted was determined to be $18,261 and was recorded as a debt discount and being amortized to financing costs over a term of the related convertible note of 12 months. The fair value of the warrant was calculated using the Black-Scholes option pricing model using the following assumptions – stock price of $0.01; exercise price of $0.01; expected life of 1 year; volatility of 358%; no dividend rate and a discount rate of 1.31%.

Additional information regarding warrants outstanding as of September 30, 2017 is as follows:

Warrants Outstanding at September 30, 2017				Warrants Exercisable at September 30, 2017
Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of	Shares	Contractual Life	Exercise	Shares	Exercise
Exercise	Outstanding	(Years)	Price	Exercisable	Price

$ 0.01	1,000,000	2.92	$0.01	1,000,000	$0.01
	1,000,000			1,000,000

The weighted-average remaining contractual life of warrants outstanding and exercisable at September 30, 2017 is 2.92 years.

Note 8 - Commitment and Contingencies

Litigation – Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016.

Note 9 – Subsequent Events

Asset Acquisition

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company will acquire the assets of the digital live music distribution platform Set.fm from PledgeMusic. Additionally, the Company will offer PledgeMusic North America’s full suite of music business tools allowing artists to sell music, merchandise and live experiences directly to fans, enhancing the Company’s clients’ revenue opportunities on a shared revenue basis.

Set.fm is a DIY platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE plans to update and improve the existing platform for indie artists and their fans, and to implement pro features for artists that VNUE and its affiliate DiscLive produce.

PledgeMusic has a growing base of 3 million music fans directly engaging with the artists they love. The platform has launched more than 50,000 campaigns across a wide range of artists with inventive ways to connect with those fans, creating newfound revenue and strategic marketing and engagement opportunities.

Convertible Note Payable

Subsequent to September 30, 2017, the Company received additional borrowings of $50,000 and issued the Lender a warrant to purchase 3,454,708 shares of the Company’s common stock at an exercise price of $0.015 per share.

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

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2017 should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore had minimal but material revenues during this quarter.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Software Development

Our software development expenses for the three months ended September 30, 2017 amounted to $24,778 compared to $126,838 for the three months ended September 30, 2016. The decrease in software development expenses relative to last year reflected the decrease in salaries for full time personnel and contract labor.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2017 amounted to $172,319 compared to $154,908 for the three months ended September 30, 2016. The increase in general and administrative expenses relative to last year was due primarily to an increase in professional fees.

Other Income (Expenses), Net

We recorded other expense, net for the three months ended September 30, 2017 of $110,712 compared to other expense, net of $207,412 for the three months ended September 30, 2016. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $80,812, increased financing costs of $128,641, offset by the increase in the gain in fair value of derivative liability of $174,529 as compared to last year.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, software development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the three months ended September 30, 2017 was $307,809, compared to our net loss for the three months ended September 30, 2016 of $489,158.

Nine months Ended September 30, 2017 Compared to Nine months Ended September 30, 2016

Revenues

Our revenues for the nine months ended September 30, 2017 amount to $37,825. The Company had no revenues for the nine months ended September 30, 2016. The revenues resulted from the use of the assets licensed from DiscLive.

Direct Costs of Revenues

Our direct costs of revenues for the nine months ended September 30, 2017 amounted to $35,121. The Company had no direct costs of revenues for the nine months ended September 30, 2016. The costs resulted from the use of the assets licensed from DiscLive.

Software Development

Our software development expenses for the nine months ended September 30, 2017 amounted to $92,905 compared to $1,033,207 for the nine months ended September 30, 2016. The decrease in software development expenses relative to last year was due to $730,513 in stock based compensation expense recorded last year relating to shares issued to certain employees and contractors for services received as compared to $18,500 recorded for the nine months ended September 30, 2017. Excluding stock based compensation expense, our software development expenses decreased reflecting the decrease in salaries for full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2017 amounted to $631,057 compared to $992,470 for the nine months ended September 30, 2016. The decrease in general and administrative expenses relative to last year was due primarily to the decrease in stock based compensation expense of $491,123 relating to shares issued to certain employees and contractors for services received. Excluding the difference in stock based compensation expense, our general and administrative expenses increased reflecting an increase in professional fees.

Other Income (Expenses), Net

We recorded other expense, net for the nine months ended September 30, 2017 of $360,238 compared to other expense, net of $85,861 for the nine months ended September 30, 2016. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $156,844, increased financing costs of $359,063, offset by the increase in the gain in fair value of derivative liability of $271,530 as compared to last year.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, software development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the nine months ended September 30, 2017 was $1,081,526, compared to our net loss for the nine months ended September 30, 2016 of $2,111,538.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of September 30, 2017, we had cash and cash equivalents of $73,195.

We had negative cash flows from operating activities of $318,757 for the nine months ended September 30, 2017, compared with negative cash flows from operating activities of $230,587 for the nine months ended September 30, 2016. The increase in our negative cash flows from operating activities for the period is primarily due to changes in our working capital accounts.

We had positive cash flows from financing activities of $374,000 for the nine months ended September 30, 2017 as compared to $272,510 for the nine months ended September 30, 2016. The cash flows from financing activities for the nine months ended September 30, 2017 was due to $407,000 in proceeds from convertible notes less repayments of $33,000. The cash flows from financing activities for the nine months ended September 30, 2016 were primarily due to $250,000 in proceeds from a convertible note, $17,510 in advances from a stockholder and $5,000 from the sale of common shares.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the condensed consolidated financial statements, the Company had a stockholders’ deficit of $2,690,827 at September 30, 2017, and incurred a net loss of $1,081,526, and used net cash in operating activities of $318,757 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through June 2018. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Internal Software Development Costs

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company considers technological feasibility to be established when all planning, designing, coding and testing has been completed according to design specifications. After technological feasibility is established, any additional costs are capitalized. Through September 30, 2017, technological feasibility of the Company’s software had not been established; and, accordingly, no costs have been capitalized to date.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

During the nine months ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2017.

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

*Filed herein

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.
(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: November 14, 2017	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

