Form 10-Q/A
period 2017-09-30
VNUE, Inc.
filed 2017-11-17
CIK 1376804

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

September 30, 2017

Common Voting Stock: 69,244,707

EXPLANATORY NOTE

VNUE, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2017, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

2

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
31.1	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (3)
32.1	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (3)
101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Schema (4)
101.CAL	XBRL Taxonomy Calculation Linkbase (4)
101.DEF	XBRL Taxonomy Definition Linkbase (4)
101.LAB	XBRL Taxonomy Label Linkbase (4)
101.PRE	XBRL Taxonomy Presentation Linkbase (4)

___________

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.
(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.
(3)	Previously filed or furnished with our Quarterly Report on Form 10-Q filed November 14, 2017
(4)	Filed herein

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: November 17, 2017	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

4