Form 10-K
period 2017-12-31
VNUE, Inc.
filed 2018-04-16
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at June 30, 2017 was approximately $299,000.

The number of shares of common stock of the registrant outstanding at March 31, 2018 was 74,335,070 shares.

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

Given the Company’s then financial condition and its focus in Peru and Australia, its interests in the Dome, Byng and Tramp claims in Canada were not renewed. See our Annual Report on Form 10-K for the year ended May 31, 2014, for more information regarding our prior business.

Agreement and Plan of Merger

We entered into an Agreement and Plan of Merger (the "Merger Agreement"), on April 13, 2015, with VNUE, Inc., a company incorporated pursuant to the laws of the State of Washington ("VNUE"), and TGRI Merger Corp., a Nevada corporation and a wholly-owned subsidiary of the Company ("Merger Sub").

On May 29, 2015, VNUE, Inc. (formerly Tierra Grande Resources Inc.) ("TGRI"), closed the Agreement and Plan of Merger (the "Merger Agreement"), initially entered into on April 13, 2015, with VNUE Washington and all of the stockholders of VNUE Washington.

Upon closing of the Merger Agreement, a total of 50,762,987 shares of TGRI common stock were issued as follows: (i) all shares of VNUE Washington stock of any class or series issued and outstanding immediately prior to the closing of the Merger Agreement were automatically converted into and exchanged for an aggregate of 47,781,549 fully paid and non-assessable shares of TGRI common stock; and (ii) an aggregate of 2,981,438 shares of TGRI common stock were issued to Matheau J. W. Stout, Esq. as payment for services performed prior to and in connection with the Merger. The number of TGRI common shares issued to VNUE Washington's stockholders for the acquisition of all shares of VNUE Washington represented approximately 79.0% of the issued and outstanding common stock immediately after the closing of the Merger Agreement. The board of directors and the members of the management of TGRI resigned and the board of directors and the member of the management of VNUE Washington became the board of directors and the member of the management of the combined entities upon closing of the Merger Agreement.

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

The Company conducted a reverse stock split of the Company’s common stock at a ratio 1 for 10 of each share issued and outstanding on the effective date of April 15, 2017. The reverse was effective as to the market on August 7, 2017. All historically reported share amounts within have been adjusted to reflect the reverse stock split.

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

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company will acquire the assets of the digital live music distribution platform Set.fm from PledgeMusic (See Note 3 of the Consolidated Financial Statements herein). Additionally, the Company will offer PledgeMusic North America’s full suite of music business tools allowing artists to sell music, merchandise and live experiences directly to fans, enhancing the Company’s clients’ revenue opportunities on a shared revenue basis. Set.fm is a do-it-yourself (DIY) platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE plans to update and improve the existing platform for indie artists and their fans, and to implement pro features for artists that VNUE and its affiliate DiscLive produce.

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

Artist Admin

Our Artist Admin suite works this way: an artist signs up on www.set.fm, uploads their tracks for the next show and then uses the Studio application for Audience Point of Sale for their Audio or Video recorded show. That is our definition of a "VNUE Enabled Artist". Our simple audio options let artists easily connect with their fans without losing quality. Using our Set.fm Studio software and a stereo or multi-track audio interface (ex. Apogee Duet), artists can capture their live shows at any venue. The shows are then cleared, managed, and distributed through the Artist Admin and VNUE platform.

VNUE Admin

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

License Agreement with Universal Music Corp.

On November 2, 2015, the Company entered into a License Agreement with Universal Music Corp. ("Universal"). The License Agreement is effective September 8, 2015, and has a term of Two (2) Years from the Effective Date. Under the terms of the License Agreement, Universal is granting to VNUE a non-exclusive, non-transferable, non-sub-licensable license to create and distribute content using certain Universal compositions, more specified in the Grant of Right’s section of the License Agreement. This agreement has since expired, but the company expects to renegotiate a new agreement.

The Company will market and sell this content via the VNUE Service at certain agreed upon price points more specifically described in the Business Model and Price Points Section of the License Agreement, and the Company shall pay Universal royalties for each sale of the content as specified in the Royalty Rates section of the License Agreement.

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

Employees

We currently have two full-time and five part-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development. The remuneration paid to our officers and directors will be more completely described elsewhere our audited financial statements. We expect to double the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

Research and Development

We spent $118,934 on research and development activities during the year ended December 31, 2017, primarily related to the development of our proprietary software and we anticipate that we will incur additional expenses on research and development over the next 12 months. Our planned expenditures on our operations are summarized under the section of this annual report entitled "Management’s Discussion and Analysis of Financial Position and Results of Operations".

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

On April 2, 2018, the Company, its Chief Executive Officer, Zach Bair, and Chief Operating Officer, Matthew Corona (collectively, “Defendants”) entered into a settlement agreement and mutual release by and between Seva Safris and Alex Yuryev (collectively, “Plaintiffs”). On May 15, 2017, the Plaintiffs filed a lawsuit against Defendants alleging breach of contract, breach of implied covenants of good faith and fair dealing, fraud, negligent misrepresentation, and other claim. On November 20, 2017, the Company filed counterclaims against Plaintiffs alleging fraud. Per the settlement agreement, the Defendants agreed to transfer 3,000,000 shares of the Company’s common stock to Mr. Safris and 813,000 shares of common stock to Mr. Yuryev. Both Mr. Safris and Mr. Yuryev are restricted from any trading in the shares of the Company’s stock for the first 6 months after receiving them. Zach Bair and Matthew Corona are restricted from selling any shares of common stock of the Company for one year after the effective date of the agreement. Matthew Corona agreed to pay $25,000 to Plaintiffs within 30 days of the agreement date and $25,000 to Plaintiffs’ counsel within nine (9) months of the agreement date. The parties agreed to execute a stipulation of dismissal with prejudice. In conjunction with the settlement agreement, the Company was no longer obligated to pay previously recorded balances of $286,786.

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,552.78 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2017 and 2016.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Markets under the symbol "VNUE". Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Markets securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Markets securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Markets issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Markets on November 18, 2013. As of December 31, 2017, only a minimal amount of shares have traded on OTC Markets.

Stockholders of Our Common Shares

The table below sets forth the high and low bid prices for our common stock on the OTCBB for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
October 1, 2017 – December 31, 2017	0.0130	0.0070
July 1, 2017 – September 30, 2017	0.0300	0.0052
April 1, 2017 – June 30, 2017	0.0280	0.0040
January 1, 2017 –March 31, 2017	0.0440	0.0140
October 1, 2016 – December 31, 2016	0.0440	0.0160
July 1, 2016 – September 30, 2016	0.0700	0.0200
April 1, 2016 – June 30, 2016	0.0580	0.0220
January 1, 2016 –March 31, 2016	0.6500	0.0320

On March 30, 2018, the closing price of our shares of common stock on the OTCBB was $0.02.

Holders

As of December 31, 2017, there were approximately 195 holders of record of our common stock.

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

Equity Compensation Plan Information

	As of December 31, 2017
	Number of Common Shares Issued or to be Issued Under Equity Compensation Plans	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders	-	-	-
Equity compensation plans approved by shareholders	-	-	15,000,000
Total	-	-	15,000,000

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

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company will acquire the assets of the digital live music distribution platform Set.fm from PledgeMusic (See Note 4 of the Consolidated Financial Statements herein). Additionally, the Company will offer PledgeMusic North America’s full suite of music business tools allowing artists to sell music, merchandise and live experiences directly to fans, enhancing the Company’s clients’ revenue opportunities on a shared revenue basis. Set.fm is a do-it-yourself (DIY) platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE plans to update and improve the existing platform for indie artists and their fans, and to implement pro features for artists that VNUE and its affiliate DiscLive produce.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the twelve months ended December 31, 2017 should be read in conjunction with our audited consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore do not have revenues or income.

Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

Revenues

Our revenues for the twelve months ended December 31, 2017 amount to $37,825. The Company had no revenues for the twelve months ended December 31, 2016. The revenues resulted from the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the twelve months ended December 31, 2017 amounted to $35,121. The Company had no direct costs of revenues for the twelve months ended December 31, 2017. The costs resulted from the use of the assets licensed from DiscLive.

Research and Development

Our research and development expenses for the twelve months ended December 31, 2017 amounted to $118,934 compared to $1,108,978 for the twelve months ended December 31, 2017. The decrease in research and development expenses relative to last year was due to approximately $650,000 in stock based compensation expense recorded in the prior year relating to shares issued to be issued to certain employees and contractors for services received as compared to $18,500 recorded for the twelve months ended December 31, 2017. Excluding stock based compensation expense, our research and development expenses decreased reflecting the decrease in full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the twelve months ended December 31, 2017 amounted to $890,672 compared to $1,265,409 for the twelve months ended December 31, 2016. The decrease in general and administrative expenses relative to the prior year was due primarily to increased compensation expense and legal and professional fees, offset by a decrease in stock based compensation expense of $491,123, relating to shares issued to certain employees and contractors for services received in the prior year.

Other Income (Expenses), Net

We recorded other expense, net for the twelve months ended December 31, 2017 of $186,624 compared to other expense, net of $223,569 for the twelve months ended December 31, 2016. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $218,688, increased financing costs of $393,632, offset by the gain on settlements of $407,735 which did not occur in the prior year, and an increase in the gain in fair value of derivative liability of $271,530 as compared to the prior year.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the twelve months ended December 31, 2017 was $1,193,556, compared to our net loss for the twelve months ended December 31, 2016 of $2,597,956.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of December 31, 2017, we had cash and cash equivalents of $10,278.

We had negative cash flow from operating activities of $437,674 for the twelve month ended December 31, 2017, compared with negative cash flow from operating activities of $314,324 for the twelve months ended December 31, 2016. The increase in our negative cash flows from operating activities for the period is primarily due to increased operating costs associated with professional fees and advisory services related to executing our business plans during the twelve months ended December 31, 2017.

We used $50,000 in cash from investing activity related to the purchase of assets during the twelve months ended December 31, 2017 (see Note 4 to our Consolidated Financial Statements herein). No similar activity occurred during the twelve months ended December 31, 2016.

We had positive cash flow from financing activities of $480,000 for the twelve months ended December 31, 2017 as compared to $324,488 for the twelve months ended December 31, 2016. The cash flows from financing activities for the twelve months ended December 31, 2017 were primarily due to $513,000 in proceeds from convertible notes less $33,000 repayment of a convertible note payable. The cash flows from financing activities for the twelve months ended December 31, 2016 were primarily due to $300,000 in proceeds from a convertible note, $19,488 received from a stockholder and $5,000 in proceeds from the issuance of common shares.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $2,749,637 at December 31, 2017, and incurred a net loss of $1,193,556, and used net cash in operating activities of $437,674 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes Payable

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

Convertible Notes Payable

Various

In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of December 31, 2017 and December 31, 2016, of which $30,000 was due to related parties.

Ylimit, LLC

On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. On July 18, 2016, August 10, 2016 and December 31, 2016, the note was amended to authorize additional borrowings of $50,000 on each of the dates listed with the terms remaining the same except as noted above. On November 30, 2016 and December 16, 2016, the Company received additional borrowings of $30,000 and $20,000, respectively. The note was subsequently amended to reflect these additional borrowing on March 8, 2017, with the terms remaining the same. The balance of notes outstanding was $300,000 at December 31, 2016. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note up to the first $100,000 will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $517,000 as of December 31, 2017.

Crossover Capital Fund II, LLC

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

In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The Company is required to instruct its transfer agent to reserve 62,564,000 share of its common stock. The balance of the note outstanding was $61,000 as of December 31, 2017.

Golock Capital, LLC

From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding was $191,750 as of December 31, 2017.

DBW Investments

On December 20, 2017, the Company issued a convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $21,000, which included an original issue discount of $1,000, with an interest rate at 10% per annum and a maturity date of September 20, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued a warrant to the Lender for 200,000 shares of the Company’s common stock. The balance of the note outstanding was $21,000 as of December 31, 2017.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 2 - Significant and Critical Accounting Policies and Practices page F-7 herein).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used to determine the value of the derivative liabilities, the valuation allowance for the deferred tax asset and the accruals for potential liabilities.

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

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statement herein for management’s discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

VNUE, Inc. December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VNUE, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VNUE, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2017 and has a stockholders’ deficit at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Weinberg & Company, P.A.

We have served as the Company's auditor since 2016.

Los Angeles, California

April 16, 2018

VNUE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
		(Revised)
Assets
Current Assets
Cash	$10,278	$17,952
Prepaid expenses	667	-
Total current assets	10,945	17,952

Intangible assets, net	320,833	-
Total assets	$331,778	$17,952

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$660,506	$453,481
Accrued payroll (including $508,460 and $312,710 payable to officers)	508,460	703,138
Advances from stockholders	14,720	14,720
Note payable to officer	74,131	74,131
Notes payable	9,000	34,000
Convertible notes payable, net	617,725	121,865
Convertible notes payable, related parties, net	30,000	22,101
Derivative liabilities	866,873	508,107
Total current liabilities	2,781,415	1,931,543

Purchase liability	300,000	-
Total liabilities	3,081,415	1,931,543

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 74,335,070 and 64,487,971 shares issued and outstanding, respectively	7,433	6,449
Additional paid-in capital	4,755,719	4,428,357
Common stock to be issued, 6,537,352 shares and 4,674,352 shares, respectively	932,734	903,570
Accumulated deficit	(8,445,523)	(7,251,967)

Total Stockholders’ Deficit	(2,749,637)	(1,913,591)

Total Liabilities and Stockholders’ Deficit	$331,778	$17,952

See accompanying notes to the consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Years Ended December 31,
	2017	2016
		(Revised)

Revenues	$37,825	$-

Operating expenses:
Direct costs of revenues	35,151	-
Research and development	118,934	1,108,978
General and administrative	890,672	1,265,409
Total operating expenses	1,044,757	2,374,387
Loss from operations	(1,006,932)	(2,374,387)
Other income (expense):
Change in fair value of derivative liability	(48,902)	169,786
Gain on extinguishment of derivative liability	292,838	21,308
Financing costs	(838,295)	(444,663)
Gain on settlements	407,735	-
Sale of trademark	-	30,000
Other income (expense), net	(186,624)	(223,569)
Net loss	$(1,193,556)	$(2,597,956)

Loss per share
Basic and diluted	$(0.02)	$(0.04)
Weighted average common shares outstanding
Basic and diluted	68,959,474	67,996,258

See accompanying notes to the consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock, par value $0.0001		Additional			Total
	Number of Shares	Amount	Paid-In Capital	Shares to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2015	64,091,316	$6,409	$3,793,859	$132,057	$(4,654,011)	$(721,686)

Shares issued for cash	47,847	5	4,995			5,000

Shares issued for services				730,513		730,513

Fair value of shares transferred by officers for financing costs			118,000			118,000

Fair value of shares issued for financing costs				41,000		41,000

Fair value of shares transferred for compensation from majority shareholder			491,153			491,153

Shares issued for conversion of debt	348,808	35	20,350			20,385

Net loss					(2,597,956)	(2,597,956)

Balance, December 31, 2016 (Revised)	64,487,971	$6,449	$4,428,357	$903,570	$(7,251,967)	$(1,913,591)

Shares returned by officer	(5,000,000)	(500)	500			-

Shares transferred by officer to pay vendor			18,000			18,000

Shares issued for services	4,575,000	457	110,667	578		111,702

Shares issued in settlement of outstanding claims	3,090,363	309	41,798	(27,474)		14,633

Common stock issuable upon settlement				56,060		56,060

Shares issue for conversion of debt	7,181,736	718	62,803			63,521

Fair value of warrants issued related to convertible note payable			27,739			27,739

Beneficial conversion feature on conversion of note			65,855			65,855

Net loss					(1,193,556)	(1,193,556)

Balance, December 31, 2017	74,335,070	$7,433	$4,755,719	$932,734	$(8,445,523)	$(2,749,637)

See accompanying notes to the consolidated financial statements.

VNUE, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
		(Revised)
Cash flows from operating activities
Net loss	$(1,193,556)	$(2,597,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	48,902	(169,786)
Derivative value in excess of convertible notes	283,952	100,286
Note issued for financing costs	-	25,000
Gain on extinguishment of derivative liability	(292,838)	(21,308)
Amortization of debt discount	392,998	135,692
Amortization of intangible assets	29,167	-
Beneficial conversion feature on conversion of note	65,855	-
Original issue discount on convertible note payable	10,750	-
Shares to be issued for financing costs	-	41,000
Shares transferred by officer to pay vendor	18,000	-
Shares issued for services	111,703	-
Shares to be issued for services	-	730,513
Gain on settlements	(407,735)	-
Shares transferred for financing costs	-	118,000
Shares transferred for compensation	-	491,153
Changes in operating assets and liabilities:
Prepaid expense	(667)	37,500
Accounts payable and accrued expenses	212,045	225,397
Accrued payroll	283,750	570,185
Net cash used in operating activities	(437,674)	(314,324)

Cash flow from investing activities
Purchase of intangible assets	(50,000)	-
Net cash used in investing activities	(50,000)	-

Cash flows from financing activities
Advances from (repayment to) stockholders, net	-	19,488
Proceeds from issuance of convertible notes payable	513,000	300,000
Repayment of convertible notes payable	(33,000)	-
Shares to be issued for proceeds from sale of common shares	-	5,000
Net cash provided by financing activities	480,000	324,488

Net Change in Cash	(7,674)	10,164

Cash – Beginning of the Reporting Period	17,952	7,788

Cash – End of the Reporting Period	$10,278	$17,952

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-

Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$63,521	$20,385
Liability incurred on purchase	$300,000	$-
Common shares issued in settlement of accounts payable and accrued expenses	$14,633	$-
Common shares to be issued in settlement of accrued expenses	$56,060	$-
Fair value of warrants recorded as debt discount	$27,739	$-
Note payable converted to convertible note	$-	$50,000
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$311,000	$350,000

See accompanying notes to the consolidated financial statements.

VNUE, Inc.

Years Ended December 31, 2017 and 2016

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

The Company conducted a reverse stock split of the Company’s common stock at a ratio 1 for 10 of each share issued and outstanding on the effective date of April 15, 2017. The reverse was effective as to the market on August 7, 2017. All historically reported share and per shares amounts within have been adjusted to reflect the reverse stock split as if it occurred as of the earliest period presented.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $2,749,637 at December 31, 2017, and incurred a net loss of $1,193,556, and used net cash in operating activities of $437,674 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will be sufficient to continue operations through June 30, 2018. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations with no operations at December 31, 2017 and 2016, respectively. Inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue on the sale of digital video disks (DVD) that contain the recording of live concerts and made available to concert viewers immediately after the show and on-line. Revenue is recognized on the sale of a product when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured, which generally occurs when the product is purchased.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used to perform impairment tests of long term assets, accruals for potential liabilities, determining the value of derivative liabilities, and the valuation of deferred tax assets.

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

The fair value of the derivative liabilities of $866,873 and $508,107 at December 31, 2017 and 2016, respectively, were valued using Level 2 inputs.

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

Loss per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to Common Stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation if their effect is antidilutive.

For the years ended December 31, 2017 and 2016, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of December 31, 2017 and 2016, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2017	2016
Convertible Notes Payable	102,153,714	13,646,291
Warrants	5,004,708	-
Total	107,158,422	13,646,291

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

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

At December 31, 2017, we had intangible assets of $320,833 (see Note 4). Management believes there were no indications of impairment based on management’s assessment of these assets at December 31, 2017. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record an impairment to our intangible assets.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company’s tax years 2013 to 2017 remain subject to examination by major tax jurisdictions.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures, but does not believe there will be a material effect, if any.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Revision to Prior Year Financial Information

In 2016, the Company was served with a complaint by a vendor for a claim of payment for services provided. On April 12, 2018, the Company agreed to settle the outstanding claim of $61,529. This amount was not previously recorded by the Company. Management and the Company's Board of Directors determined that the amount of the claim should have been recorded as of December 31, 2016, and accordingly has decided to revise the accompanying 2016 financial statements and the amount of the settlement was accrued and recorded as expense for the year ended December 31, 2016. As a result of the aforementioned adjustment, the relevant annual financial statements for the year ending December 31, 2016 have been revised as follows:

	As of December 31, 2016
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Accounts payable and accrued expenses	$391,952	$61,529	$453,481
Accumulated deficit	$(7,190,438)	$(61,529)	$(7,251,967)

Consolidated Statement of Operations
General and administrative expenses	$1,203,880	$61,529	$1,265,409
Net loss	$(2,536,427)	$(61,529)	$(2,597,956)

Consolidated Statement of Cash Flows
Net loss	$(2,536,427)	$(61,529)	$(2,597,956)
Accounts payable and accrued expenses	$163,868	$61,529	$225,397

Note 4 – Intangible Assets and Purchase Liability

Intangible assets as of December 31, 2017, consist of the following:

Amount

Acquisition of Set.fm	$350,000
Accumulated amortization	(29,167)
Balance, December 31, 2017	$320,833

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc. (the “Seller”), whereby the Company acquired the digital live music distribution platform “Set.fm” from PledgeMusic. Additionally, the Company will offer PledgeMusic North America’s full suite of music business tools allowing artists to sell music, merchandise and live experiences directly to fans, enhancing the Company’s clients’ revenue opportunities on a shared revenue basis. Set.fm is a do-it-yourself (DIY) platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE plans to update and improve the existing platform for indie artists and their fans, and to implement pro features for artists that VNUE and its affiliate DiscLive produce. The Company determined that the acquisition of Set.fm constituted the acquisition of an asset for accounting purposes.

The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000, for an aggregate purchase price of $350,000. The purchase liability is payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. For the year ended December 31, 2017, there was no net revenue derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $350,000 of the purchase price to intellectual property which will be amortized over a three (3) year period. Total amortization expense during the year ended December 31, 2017, was $29,167, which is included in general and administrative expense in the Consolidated Statements of Operations. Total estimated future amortization expense with respect to intangible assets is as follows:

Years Ending December 31,	Amount
2018	$116,667
2019	116,667
2020	87,499
Total	$320,833

Note 5 – Related Party Transactions

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $37,825 and cost of revenues of $35,151 during the twelve months ended December 31, 2017 were recorded using the assets licensed under this agreement.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2017 and December 31, 2016, the advances from the employees were $14,720 and $14,720, respectively.

Note payable to President and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of December 31, 2017 and December 31, 2016, the note payable to the officer was $74,131 and $74,131, respectively.

Convertible Notes Payable to the Officers and Directors

In August 2014 the Company issued non-interest bearing convertible notes to certain Officers and Directors of the Company for working capital purposes. The notes are convertible at variable prices and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The outstanding balance due under these notes was $30,000 at December 31, 2017 and 2016. See further discussion in Note 7.

Transactions with Louis Mann

On August 26, 2015, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who resigned as an officer and director on August 26, 2015. The Advisory Agreement provided for MANN’s continued and ongoing advisory services to the Company until December 31, 2015 and MANN was to be paid $25,000 for providing such advisory services, which was due and payable on or before December 31, 2015.

On September 15, 2017, the Company entered into a new Advisory Agreement with MANN. The Advisory Agreement provides for MANN’s continued and ongoing advisory services to the Company for a period of six (6) months and with automatic six (6) months renewals, unless terminated in accordance with the agreement. MANN is to receive $5,000 per month and 20,000 shares of common stock per month.

During the years ended December 31, 2017 and 2016, the Company incurred costs of $15,583 and $0 relating to these agreements, respectively. As of December 31, 2017 and 2016, $32,500 and $25,000 of cash compensation is owed to MANN and included in accounts payable and accrued expenses, respectively. Additionally, 60,000 shares of common stock, valued at $578, are included in shares to be issued at December 31, 2017.

Note 6 – Notes Payable

Notes payable as of December 31, 2017 and 2016 consist of the following:

		As of
		December 31,	December 31,
		2017	2016

Individual	(a)	$9,000	$9,000
Tarpon	(b)	-	25,000

Total		$9,000	$34,000

__________

(a)	On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

(b)	On February 18, 2016, as a condition for the execution of an Equity Purchase Agreement with Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $25,000 with an interest rate at 10% per annum and a maturity date of August 31, 2016. The Note was recorded as financing cost upon issuance. On April 7, 2017, the Company and Tarpon entered into an amendment to the Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2017. Also, on April 7, 2017, Tarpon converted its remaining aggregate principal and interest balance of $27,116 into 3,873,377 shares of the Company’s common stock and the Note was retired. The market price on the date of conversion was in excess of the conversion price and as a result, the Company recorded a beneficial conversion feature on the conversion of $65,855 during the twelve months ended December 31, 2017, which is included in financing costs in the Consolidated Statements of Operations.

Note 7 – Convertible Notes Payable

Convertible notes payable consist of the following:

		As of
		December 31,	December 31,
		2017	2016
Various Convertible Notes	(a)	$55,000	$55,000
Tarpon Convertible Note	(b)	-	33,500
Ylimit, LLC Convertible Notes	(c)	517,000	300,000
Crossover Capital Fund II, LLC Convertible Notes	(d)	61,000	-
Golock Capital, LLC Convertible Notes	(e)	191,750	-
DBW Investments	(f)	21,000	-

Total Convertible Notes		845,750	388,500
Discount		(198,025)	(244,534)

Convertible notes, net		$647,725	$143,966

__________

(a)	In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of December 31, 2017 and December 31, 2016, of which $30,000 was due to related parties.

(b)	On June 15, 2015, as a condition for the execution of an Equity Purchase Agreement with Tarpon, the Company issued a Promissory Note to Tarpon in the principal amount of $50,000 with an interest rate at 10% per annum and a maturity date of December 31, 2015. The note was recorded as financing cost upon issuance. On February 26, 2016, the Company and Tarpon entered into an amendment to the Promissory Note. The amendment added a conversion feature to the Note so that the Note and all accrued interest are convertible into shares of the Company’s common stock at a conversion price equal to 80% of the lowest closing bid price of the common stock for the 30 trading days preceding the conversion date, and the maturity date was extended to December 31, 2016. During 2016, Tarpon converted aggregate principal and interest of $20,385 into 348,808 shares of the Company’s common stock. During the twelve months ended December 31, 2017, Tarpon converted its remaining aggregate principal and interest balance of $36,405 into 3,307,959 shares of the Company’s common stock and the Note was retired.

In addition, on March 11, 2017 the Company issued a convertible note to Tarpon in the principal amount of $33,000 which included a 10% original issue discount, or $3,000, with an interest rate at 10% per annum and a maturity date of December 31, 2017. During the twelve months ended December 31, 2017, the Company paid the outstanding principal and interest of $37,950 in cash and the note was retired.

(c)	On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. The Note Conversion Price is determined as follows: if the Company receives equity funding of $1 million or more, then the Lender may choose to either convert the Note into shares of the Company’s common stock or request repayment of the principal and interest on the Note. If the Lender chooses to convert the Note, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by the Company as of the date of the conversion divided by 85% of the per share stock price in the equity funding. If the Company borrows additional amounts above the initial $100,000, then the Lender shall receive the number of shares equal to the dollar amount of principal and interest of those additional borrowings owed by the Company as of the date of the conversion divided by 75% of the per share stock price in the equity funding. On July 18, 2016, August 10, 2016 and December 31, 2016, the note was amended to authorize additional borrowings of $50,000 on each of the dates listed with the terms remaining the same except as noted above. The Company also granted the note holder 10,000,000 shares of common stock, valued at $41,000, as additional consideration and recorded such shares as shares to be issued for the period ended December 31, 2016. Further consideration for amounts borrowed after the initial $100,000 was the transfer of the ownership of an aggregate of 35,000,000 common shares from two officers to the lender valued at $108,000 which has been recorded as financing costs in the period ended December 31, 2016. On November 30, 2016 and December 16, 2016, the Company received additional borrowings of $30,000 and $20,000, respectively. Further consideration for these amounts borrowed was the transfer of the ownership of an aggregate of 5,000,000 common shares from one officer to the lender valued at $10,000 which has been recorded as financing costs in the period ended December 31, 2016. The note was subsequently amended to reflect these additional borrowing on March 8, 2017, with the terms remaining the same. The balance of notes outstanding was $300,000 at December 31, 2016.

On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note up to the first $100,000 will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $517,000 as of December 31, 2017.

(d)	On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of 10%, or $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer request. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The Company is required to instruct its transfer agent to reserve 62,564,000 share of its common stock. The balance of the note outstanding was $61,000 as of December 31, 2017.

(e)	From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share (see Note 9). In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding was $191,750 as of December 31, 2017.

(f)	On December 20, 2017, the Company issued a convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $21,000, which included an original issue discount of $1,000, with an interest rate at 10% per annum and a maturity date of September 20, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued a warrant to the Lender for 200,000 shares of the Company’s common stock (see Note 9). The balance of the note outstanding was $21,000 as of December 31, 2017.

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

The Company issued $300,000 of convertible notes during 2016 and created a derivative liability upon issuance with a fair value of $367,852, of which $300,000 was recorded as a valuation discount, and the remaining $67,852 was recorded as a financing cost. During the twelve months ended December 31, 2016, amortization of debt discount was $119,522. In addition $16,500 of discount was recorded as interest expense upon conversion of the notes. As of December 31, 2016, the unamortized debt discount was $244,534.

During the year ended December 31, 2017, the Company issued $311,000 of convertible notes subject to a debt discount, and created a derivative liability upon issuance with a fair value of $594,952, of which $311,000 was recorded as a valuation discount, and the remaining $283,952 was recorded as a financing cost. In addition, the Company recorded an additional debt discount of $35,489 related to a warrant issued with the issuance of a convertible note during the period. During the twelve months ended December 31, 2017, amortization of debt discount was $392,998. The unamortized balance of the debt discount was $198,025 as of December 31, 2017.

During the period ended December 31, 2016, the Company amended the $50,000 Tarpon note to add a conversion feature which the Company determined created a derivative liability upon issuance with a fair value of $64,976, of which $50,000 was recorded as a valuation discount, and the remaining $14,976 was recorded as a financing cost.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	December 31, 2017	December 31, 2016
Convertible notes payable, net	$617,725	$121,865
Convertible notes payable, related party, net	30,000	22,101
Total	$647,725	$143,966

Note 8 – Derivative Liability

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 7 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2017 and 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2017	Issued During 2017	December 31, 2016	Issued During 2016

Exercise Price	$0.002 – 0.108	$0.005 – 0.026	$0.013 – 0.116	$0.020 – 0.039
Stock Price	$0.0109	$0.006 - 0.035	$0.044	$0.015 - 0.037
Risk-free interest rate	0.84 – 1.24%	0.94 – 1.23%	0.59 – 0.85%	0.68 – 0.80%
Expected volatility	358%	273% - 344%	243%	188% - 243%
Expected life (in years)	1.000	0.792 – 1.292	0.583 – 1.833	1.375 – 1.833
Expected dividend yield	0%	0%	0%	0%
Fair Value:	$866,873	$594,666	$508,107	$432,838

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

During the twelve months ended December 31, 2016, the Company recognized $169,786 as other income, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $432,828 upon issuance of convertible notes during the period and a gain of $21,308 during the twelve months ended December 31, 2016 which represented the extinguishment of derivative liabilities related to conversion of notes to common stock.

During the twelve months ended December 31, 2017, the Company recognized $48,902 as other expense, which represented the change in the fair value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $594,666 upon issuance of convertible notes during the period and a gain of $292,838 during the twelve months ended December 31, 2017, which represented the extinguishment of derivative liabilities related to both the extinguishment of convertible notes with cash and the conversion of a note to common stock.

Note 9 – Stockholders’ Deficit

Common stock returned by officer

On March 15, 2017, a Company officer voluntarily returned 5,000,000 shares of Common Stock held by him to the Company for no consideration. The shares were subsequently cancelled.

Common stock issued by officer to satisfy vendor balance

On October 31, 2017, a Company officer voluntarily transferred 2,000,000 shares of Common Stock held by him to satisfy an outstanding vendor obligation of the Company. The shares were valued at $18,000, the closing market price on date of transfer, and recorded as a general and administrative expense in the Consolidated Statements of Operations for the year ending December 31, 2017.

Common stock issued for cash

On February 26, 2016, the Company entered into a common stock purchase agreement with an individual pursuant to which it agreed to issue 47,847 shares of the Company’s common stock in exchange for proceeds of $5,000.

Shares issued for services

During the year ended December 31, 2017, the Company issued an aggregate of 4,575,000 shares of its common stock to certain employees and contractors for services valued at $111,702, based upon the closing market price on the date the shares were authorized to be issued.

Shares issued in settlement of outstanding claims

As of December 31, 2016, the Company had accrued an aggregate amount of $286,786 for past services due to certain former employees. In addition, the Company was to issue 1,010,000 shares of common stock which were initially valued at $651,835 during the year ended December 31, 2016. The shares were never issued but were reflected as common stock issuable at December 31, 2016. The former employees filed a claim against the Company on May 15, 2017, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, and other claims. VNUE, Inc. filed its counterclaims against Plaintiffs on November 20, 2017, alleging fraud. On March 27, 2018, the parties entered into a Settlement Agreement and Mutual Release effective as of April 2, 2018 whereby the Company agreed to transfer 3,813,000 shares of common stock of VNUE, Inc. to the former parties. Since the Company was able to determine the amount of the settlement before the filing of the Form 10-K, the Company adjusted the amounts to remove the previously recorded accrued compensation of $286,786 and reflected the fair value of the additional incremental 2,803,000 shares of common stock issuable of $56,060, resulting in a gain of $230,726.

The Company had accrued an aggregate amount of $191,642 for past services due to a certain former employee of which $103,642 was accrued at December 31, 2016. In addition, the Company was to issue 1,000,000 shares of common stock which were initially valued at $27,474 during the year ended December 31, 2016. The shares were never issued but were reflected as common stock issuable at December 31, 2016. On December 19, 2017, the parties entered into a settlement agreement whereby the parties agreed to cancel the outstanding obligation of $191,642 in return for the issuance of 3,090,363 shares of common stock. As such, the Company adjusted previously recorded accrued compensation of $191,642 and recorded the fair value of the additional incremental 2,090,363 shares of common stock issued of $14,633, resulting in a gain of $177,009.

Shares to be issued

On September 15, 2017, the Company entered into a consulting agreement which included, among other things, monthly compensation of 20,000 shares of common stock. As of December 31, 2017, 60,000 shares of common stock with a value of $578 were earned but were not issued, and were included in common shares to be issued in the accompanying consolidated balance sheet.

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

During 2015, the Company entered into a consulting agreement which included, among other things, monthly compensation of 79,167 shares of common stock. During the period ended December 31, 2016, the consultant earned 554,167 shares with a value of $46,970. As of December 31, 2017 and December 31, 2016, 712,500 shares of common stock with a value of $133,261 have not been issued and are included in common shares to be issued in the accompanying consolidated balance sheet.

On September 10, 2015, the Company entered into a one-year consulting agreement with a consultant, which included, among other things, compensation of $50,000 to be paid in shares of common stock based on the closing price of the Company’s common stock on the final trading day of the consulting agreement. During the year ended December 31, 2016 the Company recognized $33,333 of compensation for the value of the shares. As of December 31, 2017 and 2016, $50,000 of the value of the shares of common stock has been included in common shares to be issued in the accompanying consolidated balance sheet. Total shares to be issued at the end of the contract was 1,923,077.

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

Warrants

A summary of warrant activity for the year ended December 31, 2017 is as follows:

		Weighted
	Number	average
	of	exercise
	warrants	price

Balance outstanding, December 31, 2016	-	-
Warrants granted	5,004,708	$0.014
Warrants exercised	-	-
Warrants expired	-	-
Balance outstanding, December 31, 2017	5,004,708	$0.014
Balance exercisable, December 31, 2017	5,004,708	$0.014

Information relating to outstanding warrants at December 31, 2017, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$0.01 - $0.015	5,004,708	2.77	$0.014	5,004,708	$0.014

During the year ended December 31, 2017, the Company issued 5,004,708 warrants with a three (3) year expiration date and an exercise prices ranging from $0.01 to $0.015 per share, to purchase the Company’s common stock as an inducement to enter into certain convertible note agreement. The aggregate fair value of the warrants granted was determined to be $37,932 of which $27,739 was allocated and recorded as a debt discount and being amortized to financing costs over a term of the related convertible notes.

The fair value of each warrant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016

Risk free rate of return	1.43%	-
Expected life (in years)	1.00	-
Annual volatility of stock price	326.04%	-
Dividend yield	0.00%	-

The weighted-average remaining contractual life of warrants outstanding and exercisable at December 31, 2017 is 2.77 years. The intrinsic value of both outstanding and exercisable warrants outstanding warrants at December 31, 2017 was $1,395.

Note 10 – Income Taxes

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2017	2016

Federal statutory tax rate	(34)%	(34)%
State tax, net of federal benefit	(6)%	(6)%
Total tax rate	(40)%	(40)%
Allowance	40%	40%
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	Year Ended December 31,
	2017	2016

Net operating loss carryforwards	$1,739,000	$2,708,000
Accrued compensation	107,000	105,000
Deferred tax asset	1,846,000	2,813,000
Valuation allowance	(1,846,000)	(2,813,000)
Net deferred tax asset	$-	$-

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2017, the Company had net operating loss carry forwards of approximately $8,283,000 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the full value of the deferred tax asset relating to these tax loss carry-forwards.

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2017 no liability for unrecognized tax benefits was required to be recorded.

Note 11 - Commitment and Contingencies

Litigation – Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015 and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. For the years ended December 31, 2017 and 2016, respectively, the Company did not earn any revenue under this agreement.

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

In accordance with the Minimum Guarantee provision of the License Agreement, the Company shall pay to Universal a minimum first year fee of Fifty Thousand Dollars ($50,000), which is due within 10 days of execution and a second year minimum fee of Fifty Thousand Dollars ($50,000), which is due upon the commencement of the second year of the Term. The Company paid the first installment in September 2015 and recorded such amount as a prepaid asset. As of December 31, 2017, the entire $50,000 of this amount has been amortized and recorded as an operating expense. Upon mutual agreement of the parties the second payment has been deferred pending certain revisions of the agreement currently being negotiated between the parties.

Note 12 – Subsequent Events

Subsequent to December 31, 2017, the Company received additional borrowings of $107,500 and issued the lenders warrants to purchase a total of 3,000,000 shares of the Company’s common stock at an exercise price of $0.015 per share.

Subsequent to December 31, 2017, the Company issued 4,396,660 shares of the Company’s common stock in satisfaction of $526,769 of outstanding obligations to its officers.

On April 2, 2018, the Company, its Chief Executive Officer, Zach Bair, and Chief Operating Officer, Matthew Corona (collectively, “Defendants”) entered into a settlement agreement and mutual release by and between Seva Safris and Alex Yuryev (collectively, “Plaintiffs”). On May 15, 2017, the Plaintiffs filed a lawsuit against Defendants alleging breach of contract, breach of implied covenants of good faith and fair dealing, fraud, negligent misrepresentation, and other claim. On November 20, 2017, the Company filed counterclaims against Plaintiffs alleging fraud. Per the settlement agreement, the Defendants agreed to transfer 3,000,000 shares of the Company’s common stock to Mr. Safris and 813,000 shares of common stock to Mr. Yuryev. Both Mr. Safris and Mr. Yuryev are restricted from any trading in the shares of the Company’s stock for the first 6 months after receiving them. Zach Bair and Matthew Corona are restricted from selling any shares of common stock of the Company for one year after the effective date of the agreement. Matthew Corona agreed to pay $25,000 to Plaintiffs within 30 days of the agreement date and $25,000 to Plaintiffs’ counsel within nine (9) months of the agreement date. The parties agreed to execute a stipulation of dismissal with prejudice. In conjunction with the settlement agreement, the Company was no longer obligated to pay previously recorded balances of $286,786 in accrued outstanding compensation and recorded a gain of $230,726 that was included in other income and expense in the Consolidated Statements of Operations for the twelve months ended December 31, 2017.

On April 8, 2018, the Company entered into a conversion and cancellation of debt agreement relating to an outstanding convertible note. The Company agreed to convert the outstanding note balance of $10,000 into 200,000 shares of common stock, or $0.05 per share.

On April 12, 2018, the Company entered into a convertible promissory note and a conversion and cancellation of debt agreement relating to an outstanding obligation of $61,529. The convertible promissory note is in the principal amount of $15,000, with an interest rate at 10% per annum, a maturity date of January 12, 2019, and is convertible into shares of the Company common stock at $0.08 per share. The Company agreed to convert the remaining balance of $46,529 into 930,594 share of Common Stock, or $0.05 per share.

On April 12, 2018, the Company and Ylimit, LLC (see Note 7) entered into an amendment to the original secured convertible promissory note. The amendment increased the borrowing limit by $87,500 to a total of $604,500, adjusted the conversion rate for borrowings up to the first $100,000 to 75% of the closing bid price on date on the closest trading date prior to the notice to convert, however in no event shall the conversion price be less than $0.035 per share, and extended the maturity date to May 9, 2019.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Weinberg & Company, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017 pursuant to rules of the SEC.

Changes in Internal Control

During the year ended December 31, 2017, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not Applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Management and Directors

Our current directors and executive officers are as follows.

Name	Age	Position
M. Zach Bair	56	Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer
Matthew Carona	34	Director and Chief Operations Officer
Anthony Cardenas	52	Director, Chief Creative Officer and Vice President of Artist Relation
Louis Mann	67	Executive Vice President

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

M. Zach Bair, 56, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was founder, president and chief executive officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006 Mr. Bair was founder, chairman and chief executive officer of Immediatek, Inc. a music tech company Mr. Bair took public in 2002. Bair is an accomplished audio and video producer, and is a voting member of the Recording Academy (the Grammys™). Bair has a significant history of implementing and commercializing the “instant media” business model, acquiring pioneer DiscLive in 2004. After selling DiscLive in 2006 Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. From 2009-2012, Bair aligned RockHouse with EMI Music, under the Abbey Road Live moniker, and in April of 2012, Bair rebranded the live operation “DiscLive Network”.

Matthew P. Carona, 34, Director and Chief Operations Officer joined VNUE, Inc. as Chief Executive Officer and Director in April 2014. From November 2010 to March 2014 Mr. Carona was Chief Strategy Officer of Quello, LLC and from June 2008 to November 2010 was head of mobile business development for Billboard Magazine at Billboard, Inc. Prior to Billboard, Mr. Carona was an account executive for Show Media, Inc. from October 2007 to November 2008 and Director of Sales and Founder at World Trade Publication from September 2006 to October 2007. Mr. Carona has a Bachelor’s Degree in Business Administration and Management from Western New England University.

Anthony Cardenas, 52, Director and Chief Creative Officer-Vice President of Artist Relations joined VNUE, Inc. in May, 2016. Before his engagement with the company, Mr. Cardenas was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing and from January 2002 to January 2012 was employed by DiskFactory.com, Inc. where he was president and co-founder of the enterprise.

Louis Mann, 67, Executive Vice President, joined VNUE in September, 2017. Prior to joining VNUE, Mann had been President of the Media Properties division of House of Blues International since June 1999. During his illustrious musical career, he was responsible for helping to develop new artists such as Whitney Houston, Alan Parsons Project, and Barry Manilow. He served as Senior Vice President of Capital Records, Inc., Hollywood, California from October 1988 to December 2002, and as General Manager. Mr. Mann created the Third Day Partnership, LLC. As Senior Vice President of Marketing for MCA Records, a division of Universal Studios, Inc., he directed the marketing and strategic initiatives for the entire MCA music division. During his ten years at Capitol Records, he served as Executive Vice President and General Manager for this subsidiary of EMI and was part of the team developing the strategic vision for Capitol Records and the music industry.

Significant Employees

Jeff Zakim, 47, Vice President-Business Development and Content Curation, joined VNUE, Inc. in October 2017. Prior to his employment with the Company, Mr. Zakim was self-employed as a consultant from July 2015 to October 2017 and NAPC from September 2014 to July 2015. Mr. Zakim was employed by Eleven Seven Music Group, Inc. from January 2014 to August 2014 and Razor and Tie Enterprises, LLC from October 2012 to December 2013. From January 2011 to November 2011 Mr. Zakim was employed by Ruckus Media Group, LLC and from 2001 to November 2011 he was employed by EMI Music, Inc. Mr. Zakim has a Bachelor of Science degree in communications from Towson State University.

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

Under these rules, a director is not considered to be independent if he or she also is an executive officer or employee of the Company or has loaned funds to us within the past two years. None of our directors are currently independent. We intend to add one or more independent directors to our Board, however we currently do not have the financial ability to compensate them.

Board of Directors’ Meetings

During the fiscal year ended December 31, 2017 our board of directors did not formally meet. Our board conducted all business and approved all corporate actions during the fiscal year ended December 31, 2017 by the unanimous written consent of its members in the absence of formal board meetings.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
Zach Bair	2017	$175,000	0	0	0	0	0	0	$175,000
CEO (1)	2016	$113,000	0	0	0	0	0	0	$113,000
Matthew Carona	2017	$150,000	0	0	0	0	0	0	$150,000
COO	2016	$150,000	0	0	0	0	0	0	$150,000

__________

(1)	M. Zach Bair, 56, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the years ended December 31, 2017 or 2016. Our directors and officers do not own any stock options or other similar securities of our company.

Management Agreements

We currently have not entered into any management agreements.

Compensation upon Change of Control

As of December 31, 2017, we had no pension plans or compensatory plans or other arrangements, which provide compensation in the event of the termination of directors, officers or employees or a change in control of our company.

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

Compensation of Directors

We did not pay director’s fees or other cash compensation to our directors for services rendered as directors in the year ended December 31, 2017 or 2016. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

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

Shareholders	# of Shares	Percentage
Zach Bair, Chief Executive Officer	12,278,827	16.5%
Matthew Carona, Chief Operating Officer	5,278,827	7.1%
Anthony Cardenas, Chief Creative Officer	1,000,000	1.3%
Louis Mann, Executive Vice President	3,000,000	4.0%
All directors and executive officers as a group	21,557,654	29.0%
Christopher Mann	8,185,886	11.0%
Collin Howard, Former Director*	4,555,918	6.1%

This table is based upon information derived from our stock records. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 74,335,070 shares of common stock outstanding as of March 31, 2018.

* Collin Howard ceased being a director effective March 23, 2016 when his elected successor took office.

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

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $37,825 and cost of revenues of $35,151 during the twelve months ended December 31, 2017 were recorded using the assets licensed under this agreement.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2017 and December 31, 2016, the advances from the employees were $14,720 and $14,720, respectively.

Note payable to President and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of December 31, 2017 and December 31, 2016, the note payable to the officer was $74,131 and $74,131, respectively.

Convertible Notes Payable to the Officers and Directors

In August 2014 the Company issued non-interest bearing convertible notes to certain Officers and Directors of the Company for working capital purposes. The notes are convertible at variable prices and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The outstanding balance due under these notes was $30,000 at December 31, 2017 and 2016. See further discussion in Note 7.

Transactions with Louis Mann

On August 26, 2015, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who resigned as an officer and director on August 26, 2015. The Advisory Agreement provided for MANN’s continued and ongoing advisory services to the Company until December 31, 2015 and MANN was to be paid $25,000 for providing such advisory services, which was due and payable on or before December 31, 2015.

On September 15, 2017, the Company entered into a new Advisory Agreement with MANN. The Advisory Agreement provides for MANN’s continued and ongoing advisory services to the Company for a period of six (6) months and with automatic six (6) months renewals, unless terminated in accordance with the agreement. MANN is to receive $5,000 per month and 20,000 shares of common stock per month.

During the years ended December 31, 2017 and 2016, the Company incurred costs of $15,583 and $0 relating to these agreements, respectively. As of December 31, 2017 and 2016, $32,500 and $25,000 of cash compensation is owed to MANN and included in accounts payable and accrued expenses, respectively. Additionally, 60,000 shares of common stock, valued at $578, are included in shares to be issued at December 31, 2017.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Weinberg and Company PC, for the audit of our annual financial statements for the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit fees	$54,180	$76,512
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$54,180	$76,512

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules Financial Statement Schedules

None.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation(2)
3.3	Bylaws(2)
4.1	2012 Stock Incentive Plan (3)
10.1	Equity Purchase Agreement with Tarpon Bay Partners, LLC dated February 18, 2016 (4)
10.2	Registration Rights Agreement with Tarpon Bay Partners, LLC dated February 18, 2016 (5)
10.3	Promissory Note issued to Tarpon Bay Partners, LLC dated February 18, 2016 (6)
16.1	Letter Re: Change in Certifying Accountant (7)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Audit Committee Charter dated September 25, 2009 (8)
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

___________

*	Filed herein

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.

(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

(3)	Included as an exhibit with our Form 8-K filed April 11, 2013.

(4)	Included as an exhibit with our Form S-1 filed September 16, 2016.

(5)	Included as an exhibit with our Form S-1 filed September 16, 2016

(6)	Included as an exhibit with our Form S-1 filed September 16, 2016.

(7)	Included as an exhibit with our Form 8-K filed on November 9, 2015

(8)	Included as an exhibit with our Form 10-Q filed on January 19, 2010

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUE, INC.

Date: April 16, 2018	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal Accounting	April 16, 2018
Zach Bair	Officer and Chairman

/s/ Matthew Carona	Chief Operating Officer and Director	April 16, 2018
Matthew Carona

/s/ Anthony Cardenas	Chief Creative Officer, Vice President of Artist	April 16, 2018
Anthony Cardenas	Relations and Director

