Form 10-Q
period 2018-03-31
VNUE, Inc.
filed 2018-05-21
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(833) 937-5493

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

The number of shares of registrant’s common stock outstanding as of March 31, 2018 was 74,335,070.

FORM 10-Q

VNUE, INC.

MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$15,916	$10,278
Prepaid expenses	6,667	667
Total current assets	22,583	10,945

Intangible assets, net	291,666	320,833
Total assets	$314,249	$331,778

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$698,280	$660,506
Accrued payroll to officers	563,460	508,460
Advances from stockholders	14,720	14,720
Note payable to officer	74,131	74,131
Notes payable	9,000	9,000
Convertible notes payable, net	816,130	617,725
Convertible notes payable, related parties, net	30,000	30,000
Derivative liabilities	711,178	866,873
Total current liabilities	2,916,899	2,781,415

Purchase liability	300,000	300,000
Total liabilities	3,216,899	3,081,415

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 74,335,070 and 74,335,070 shares issued and outstanding, respectively	7,433	7,433
Additional paid-in capital	4,796,086	4,755,719
Common stock to be issued, 6,537,352 shares and 6,537,352 shares, respectively	932,734	932,734
Accumulated deficit	(8,638,903)	(8,445,523)
Total Stockholders’ Deficit	(2,902,650)	(2,749,637)

Total Liabilities and Stockholders’ Deficit	$314,249	$331,778

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues	$15,483	$-

Operating Expenses
Direct costs of revenues	23,124	-
Research and development	3,676	43,421
General and administrative	185,657	280,407
Total operating expenses	212,457	323,828
Loss from Operations	(196,974)	(323,828)

Other income (expenses)
Change in fair value of derivative liability	274,324	103
Gain on extinguishment of derivative liability	-	118,309
Financing costs	(270,730)	(147,231)
Other income (expense), net	3,594	(28,819)

Net loss	$(193,380)	$(352,647)

Loss per share
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- Basic and diluted	74,335,070	69,021,816

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Common Stock		Additional	Shares		Total
	Shares	Amount	Paid-In Capital	to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2017	74,335,070	$7,433	$4,755,719	$932,734	$(8,445,523)	$(2,749,637)

Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount			40,367			40,367

Net loss	-	-	-	-	(193,380)	(193,380)

Balance, March 31, 2018 (Unaudited)	74,335,070	$7,433	$4,796,086	$932,734	$(8,638,903)	$(2,902,650)

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(193,380)	$(352,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(274,324)	(103)
Derivative value in excess of convertible notes	81,098	73,520
Gain on extinguishment of derivative liability	-	(118,309)
Amortization of debt discount	166,303	56,581
Amortization of intangible asset	29,167	-
Original issue discount on convertible note payable	-	3,000
Shares issued for services	-	95,125
Changes in operating assets and liabilities:
Prepaid expense	(6,000)	(6,667)
Accounts payable and accrued expenses	37,774	72,373
Accrued payroll	55,000	66,625
Net Cash Used in Operating Activities	(104,362)	(110,502)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	110,000	100,000
Net Cash Provided by Financing Activities	110,000	100,000

Net Change in Cash	5,638	(10,502)

Cash – Beginning of the Reporting Period	10,278	17,952

Cash – End of the Reporting Period	$15,916	$7,450

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-
Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$-	$31,405
Return of common shares by officer	$-	$(5,000)
Fair value of derivative created upon issuance of convertible notes payable recorded as debt discount	$37,531	$103,000
Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	$40,367	$-

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of VNUE, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Overview of Business

The Company is developing a technology driven solution for Artists, Venues and Festivals to automate the capturing, publishing and monetization of their content.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2018, the Company incurred an operating loss of $196,974, used cash in operations of $104,362 and had a stockholders’ deficit of $2,902,650 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2018, the Company had cash on hand in the amount of $15,916. Subsequent to March 31, 2018, the Company received additional borrowings of $87,500 (see Note 10). Management estimates that the current funds on hand will be sufficient to continue operations through June 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations at March 31, 2018 and 2017, respectively. Inter-company balances and transactions have been eliminated.

Revenue Recognition

In September 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU No. 2014-09) regarding revenue recognition. The new standard provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. generally accepted accounting principles. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in the exchange for those goods or services. The ASU became effective January 1, 2018. Due to the nature of the products sold by the Company, the adoption of the new standard has had no quantitative effect on the financial statements. However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

The Company recognizes revenue on the sale of digital video disks (DVD) that contain the recording of live concerts and made available to concert viewers immediately after the show and on-line.

Under the new guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company reviews its sales transactions to identify contractual rights, performance obligations, and transaction prices, including the allocation of prices to separate performance obligations, if applicable. Revenue and costs of sales are recognized once products are delivered to the customer’s control and performance obligations are satisfied.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include the assumptions used to value the derivative liabilities, the valuation allowance for the deferred tax asset and the accruals for potential liabilities. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, accounts receivable, inventories, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

The fair value of the derivative liabilities of $711,178 and $866,873 at March 31, 2018 and December 31, 2017, respectively, were valued using Level 2 inputs.

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

For the three months ended March 31, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of March 31, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2018	2017
Convertible Notes Payable	58,502,514	40,142,482
Warrants	8,004,708	-
Total	66,507,222	40,142,482

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

At March 31, 2018 and December 31, 2017, we had intangible assets of $291,666 and $320,833, respectively (see Note 3). Management believes there were no indications of impairment based on management’s assessment of these assets at those dates. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business, and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and increased costs, we may have to record an impairment to our intangible assets.

Recently Issued Accounting Pronouncements

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

NOTE 3 – INTANGIBLE ASSETS AND PURCHASE LIABILITY

Intangible assets as of March 31, 2018 and December 31, 2017, consist of the following:

	As of
	March 31,	December 31,
	2018	2017
Acquisition of Set.fm	$350,000	$350,000
Accumulated amortization	(58,334)	(29,167)
Balance	$291,666	$320,833

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

The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000, for an aggregate purchase price of $350,000. The purchase liability is payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. As of March 31, 2018, there was no net revenue derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $350,000 of the purchase price to intellectual property which will be amortized over a three (3) year period. Total amortization expense during the three months ended March 31, 2018, was $29,167, which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $15,483 and cost of revenues of $23,124 during the three months ended March 31, 2018, were recorded using the assets licensed under this agreement. No similar activity was incurred during the prior year period.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of March 31, 2018 and December 31, 2017, the advances from the employees were $14,720 and $14,720, respectively.

Note payable to President and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of March 31, 2018 and December 31, 2017, the note payable to the officer was $74,131 and $74,131, respectively.

Convertible Notes Payable to the Officers and Directors

In August 2014 the Company issued non-interest bearing convertible notes to certain Officers and Directors of the Company for working capital purposes. The notes are convertible at variable prices and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The outstanding balance due under these notes was $30,000 at March 31, 2018 and December 31, 2017, respectively.

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

During the three months ended March 31, 2018 and 2017, the Company incurred costs of $15,000 and $0 relating to these agreements, respectively. As of March 31, 2108 and December 31, 2017, $40,000 and $32,500 of cash compensation is owed to MANN and included in accounts payable and accrued expenses, respectively. Additionally, 60,000 shares of common stock, valued at $578, are included in shares to be issued at March 31, 2018 and December 31, 2017, respectively.

NOTE 5 – NOTE PAYABLE (IN DEFAULT)

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%. The balance of the note payable outstanding was $9,000 as of March 31, 2018 and December 31, 2017, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

		As of
		March 31,	December 31,
		2018	2017
Various Convertible Notes	(a)	$55,000	$55,000
Ylimit, LLC Convertible Notes	(b)	527,000	517,000
Crossover Capital Fund II, LLC Convertible Notes	(c)	99,500	61,000
Golock Capital, LLC Convertible Notes	(d)	231,750	191,750
DBW Investments	(e)	56,000	21,000
Total Convertible Notes		969,250	845,750
Discount		(123,120)	(198,025)
Convertible notes, net		$846,130	$647,725

__________

(a)	In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of March 31, 2018 and December 31, 2017, of which $30,000 was due to related parties.

(b)	On May 9, 2016 the Company issued a convertible note to YLimit, LLC in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $517,000 as of December 31, 2017 and the balance of the debt discount was $137,358. During the three months ended March 31, 2018, the Company borrowed an additional $10,000. The balance of notes outstanding was $527,000 as of March 31, 2018 and the balance of the debt discount was $40,885 (see Note 10).

(c)	On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer request. The balance of the note outstanding was $61,000 as of March 31, 2018 and December 31, 2017, respectively. The balance of the debt discount was $1,839 and $38,940 as of March 31, 2018 and December 31, 2017, respectively.

On March 2, 2018, the Company issued a second convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $38,500 with an interest rate of 10% per annum and a maturity date of December 2, 2018. The note included an original issue discount of $3,500. The note is convertible into shares of common stock of the Company at the lower of (i) $0.019 per share or, (ii) 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer request. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The Company is required to instruct its transfer agent to reserve 25,000,000 share of its common stock. The balance of the note outstanding, and the related debt discount was $38,500 and $34,440 as of March 31, 2018, respectively.

(d)	From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding was $191,750 as of March 31, 2018 and December 31, 2017. The balance of the debt discount was $5,365 and $19,652 as of March 31, 2018 and December 31, 2017, respectively.

On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share (see Note 9). In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the note outstanding, and the related debt discount was $40,000 and $31,648 as of March 31, 2018, respectively.

(e)	On December 20, 2017, the Company issued a convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $21,000 with an interest rate of 10% per annum and a maturity date of September 20, 2018. The note included an original issue discount of $1,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued a warrant to the Lender for 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The balance of the note outstanding was $21,000 as of March 31, 2018 and December 31, 2017. The balance of the debt discount was $1,309 and $2,073 as of March 31, 2018 and December 31, 2017, respectively.

On January 18, 2018, the Company issued a second convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $35,000, which included an original issue discount of $5,000, with an interest rate at 10% per annum and a maturity date of October 18, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share. The balance of the note outstanding, and the related debt discount was $35,000 and $7,633 as of March 31, 2018, respectively.

For both YLimit, LLC (b) and Crossover Capital Fund II, LLC (c) above, the Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or the conversion price was variable. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was recorded as debt discount offsetting the fair value of the Notes and the remainder recorded as financing costs in the Consolidated Statement of Operations. The discount is being amortized using the effective interest rate method over the life of the debt instruments.

The balance of the unamortized discount at December 31, 2017, was $198,205. During the three months ended March 31, 2018, the Company issued $48,500 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $118,629, of which $37,531 was recorded as a valuation discount, and the remaining $81,098 was recorded as a financing cost. In addition, the Company recorded debt discount of $40,367 related to warrants issued with the issuance of convertible notes totaling $75,000 during the period and $13,500 relating to issuance costs. During the three months ended March 31, 2018 and 2017, amortization of debt discount was $166,303 and $56,581, respectively. The unamortized balance of the debt discount was $123,120 as of March 31, 2018.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	March 31, 2018	December 31, 2017
Convertible notes payable, net	$816,130	$617,725
Convertible notes payable, related party, net	30,000	30,000
Total	$846,130	$647,725

NOTE 7 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 6 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2018 and December 31, 2017, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2018	Issued During 2018	December 31, 2017

Exercise Price	$0.005 – 0.035	$0.005 – 0.035	$0.002 – 0.108
Stock Price	$0.02	$0.010 - 0.020	$0.109
Risk-free interest rate	1.76 – 2.09%	1.79 – 2.09%	0.84 – 1.24%
Expected volatility	345%	306% - 345%	358%
Expected life (in years)	1.000	1.000 – 1.304	1.000
Expected dividend yield	0%	0%	0%
Fair Value:	$711,178	$118,629	$866,873

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

During the three months ended March 31, 2018, the Company recognized $274,324 as other income, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $118,629 upon issuance of convertible notes during the period.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Shares to be issued

As of March 31, 2018 and December 31, 2017, the Company had not yet issued 6,537,352 shares of common stock with a value of $932,734 due for past services provided.

Warrants

A summary of warrant activity for the three months ended March 31, 2018, is as follows:

	Number	Weighted - Average
	of Warrants	Exercise Price
Outstanding at December 31, 2017	5,004,708	$0.014
Granted	3,000,000	0.015
Forfeited	-	-
Outstanding at March 31, 2018	8,004,708	$0.014
Exercisable at March 31, 2018	8,004,708	$0.014

Information relating to outstanding warrants at March 31, 2018, summarized by exercise price, is as follows:

Outstanding				Exercisable
			Weighted		Weighted
			Average		Average
Range of			Exercise		Exercise
Exercise	Shares	Life in Years	Price	Shares	Price

$0.01 - $0.15	8,004,708	2.64	$0.014	8,004,708	$0.014
	8,004,708			8,004,708

During the three months ended March 31, 2018, the Company issued 3,000,000 warrants with a three (3) year expiration date and an exercise price of $0.015 per share to purchase the Company’s common stock as an inducement to enter into certain convertible note agreements. The aggregate fair value of the warrants granted was determined to be $46,774 of which $40,367 was allocated and recorded as a debt discount and is being amortized to financing costs over the term of the related convertible notes.

The weighted-average remaining contractual life of warrants outstanding and exercisable at March 31, 2018 was 2.64 years. The intrinsic value of both outstanding and exercisable warrants at March 31, 2018 was $47,774.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Litigation – Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017. The balance outstanding as of March 31, 2018 was $118,065 and included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. On April 12, 2018, the Company and Hughes Media Law Group, Inc. (“HLMG”) entered into a conversion and cancellation of debt agreement relating to the outstanding obligation. The Company agreed to convert the outstanding obligation of $118,065 into 3,935,512 shares of common stock, or $0.03 per share.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2018, the Company issued 4,396,660 shares of the Company’s common stock in satisfaction of $526,769 of outstanding obligations to its officers.

On April 2, 2018, the Company entered into a conversion and cancellation of debt agreement relating to an outstanding vendor obligation. The Company agreed to convert the outstanding obligation of $5,000 into 100,000 shares of common stock, or $0.05 per share.

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

On April 12, 2018, the Company and Ylimit, LLC (see Note 6) entered into an amendment to the original secured convertible promissory note. The amendment increased the borrowing limit by $87,500 to a total of $604,500, and extended the maturity date to May 9, 2019. Subsequent to March 31, 2018, the Company received $87,500 under the amendment.

On May 11, 2018, the Company issued 300,000 shares of common stock for services received relating to a consulting agreement.

Asset Acquisition

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage. The Company purchased the assets of Soundstr by issuing 2,275,000 shares of the Company’s common stock and the Company agreed to assume and pay approximately $234,500 of identified Soundstr obligations within 60 days of April 23, 2018.

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

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company will acquire the assets of the digital live music distribution platform Set.fm from PledgeMusic (See Note 3 of the condensed consolidated financial statements herein). Additionally, the Company will offer PledgeMusic North America’s full suite of music business tools allowing artists to sell music, merchandise and live experiences directly to fans, enhancing the Company’s clients’ revenue opportunities on a shared revenue basis. Set.fm is a do-it-yourself (DIY) platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE plans to update and improve the existing platform for indie artists and their fans, and to implement pro features for artists that VNUE and its affiliate DiscLive produce.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2018 and 2017, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore had minimal revenues during this quarter.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

Our revenues for the three months ended March 31, 2018 amount to $15,483. The Company had no revenues for the three months ended March 31, 2017. The revenues resulted from the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended March 31, 2018 amounted to $23,124. The Company had no direct costs of revenues for the three months ended March 31, 2017. The costs resulted from the use of the assets licensed from DiscLive.

Research and Development

Our research and development expenses for the three months ended March 31, 2018 and 2017, amounted to $3,676 and $43,421, respectively. The decrease in research and development expenses relative to last year was reflected the decrease in full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2018 and 2017, amounted to $185,657 and $280,407, respectively. The decrease in general and administrative expenses relative to last year was due to a reduction in stock-based compensation expense of $95,125.

Other Income (Expenses), Net

We recorded other income, net of $3,594 for the three months ended March 31, 2018, compared to other expense of $28,819 for the three months ended March 31, 2017. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $274,221, offset by increased financing costs of $123,499. Additionally, in the prior year period, the Company recorded a gain on extinguishment of derivative liability of $118,309, for which no similar activity occurred during the current year period.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the three months ended March 31, 2018 was $193,380, compared to our net loss for the three months ended March 31, 2017 of $352,647.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of March 31, 2018, we had cash and cash equivalents of $15,916.

We had negative cash flow from operating activities of $104,362 for the three months ended March 31, 2018, compared with negative cash flow from operating activities of $110,502 for the three months ended March 31, 2017. Our negative cash flow was to fund our operating losses.

We generated cash flow from financing activities of $110,000 for the three months ended March 31, 2018, as compared to $100,000 for the three months ended March 31, 2017. The cash flows from financing activities for both periods was from proceeds received from the issuance of convertible notes.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2018, the Company incurred an operating loss of $196,974, used cash in operations of $104,362 and had a stockholders’ deficit of $2,902,650 as of March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2018, the Company had cash on hand in the amount of $15,916. Subsequent to March 31, 2018, the Company received additional borrowings of $87,500 (see Note 10). Management estimates that the current funds on hand will be sufficient to continue operations through June 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

We have not generated meaningful revenues, have incurred losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations. While we do plan to generate increasing revenues in the foreseeable future, if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Convertible Notes Payable

Ylimit, LLC

On May 9, 2016 the Company issued a convertible note in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $527,000 and $517,000 as of March 31, 2018 and December 31, 2017, respectively. On April 12, 2018, the Note was amended to authorize total borrowings on this Note to $604,500, with the terms remaining the same except that the maturity date was extended to May 9, 2019.

Crossover Capital Fund II, LLC

On March 2, 2018, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $38,500 with an interest rate of 10% per annum and a maturity date of December 2, 2018. The note included an original issue discount of $3,500. The note is convertible into shares of common stock of the Company at the lower of (i) $0.019 per share or, (ii) 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer request. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The Company is required to instruct its transfer agent to reserve 25,000,000 share of its common stock. The balance of the note outstanding was $38,500 as of March 31, 2018.

Golock Capital, LLC

On February 2, 2018, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share (see Note 9). In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the note outstanding was $40,000 as of March 31, 2018.

DBW Investments

On January 18, 2018, the Company issued a convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $35,000, which included an original issue discount of $5,000, with an interest rate at 10% per annum and a maturity date of October 18, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share (see Note 8). The balance of the note outstanding was $35,000 as of March 31, 2018.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 2 - Significant and Critical Accounting Policies and Practices herein).

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

Recent Accounting Pronouncements

See Note 2 of the Condensed Consolidated Financial Statement herein for management’s discussion of recent accounting pronouncements.

Selected Financial Data

Not applicable.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. On April 12, 2018, the Company and Hughes Media Law Group, Inc. (“HLMG”) entered into a conversion and cancellation of debt agreement relating to the outstanding obligation. The Company agreed to convert the outstanding obligation of $118,065 into 3,935,512 shares of common stock, or $0.03 per share (see Note 10 of the accompanying condensed consolidated financial statements).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

Subsequent to March 31, 2018, the following private issuance and sales occurred:

The Company issued 4,396,660 shares of the Company’s common stock in satisfaction of $526,769 of outstanding obligations to its officers.

On April 2, 2018, the Company entered into a conversion and cancellation of debt agreement relating to an outstanding vendor obligation. The Company agreed to convert the outstanding obligation of $5,000 into 100,000 shares of common stock, or $0.05 per share.

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

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage. The Company purchased the assets of Soundstr by issuing 2,275,000 shares of the Company’s common stock and the Company agreed to assume and pay approximately $234,500 of identified Soundstr obligations within 60 days of April 23, 2018.

On May 11, 2018, the Company issued 300,000 shares of common stock for services received relating to a consulting agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2018.

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

Registrant	VNUE, Inc.

Date: May 21, 2018	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

