Form 10-Q
period 2018-06-30
VNUE, Inc.
filed 2018-08-20
CIK 1376804

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(857) 777-6190

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of June 30, 2018 was 90,210,816.

FORM 10-Q

VNUE, INC.

JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$7,165	$10,278
Prepaid expenses	4,667	667
Total current assets	11,832	10,945

Intangible assets, net	546,384	320,833
Total assets	$558,216	$331,778

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$528,622	$660,506
Accrued payroll to officers	116,325	508,460
Purchase liability	234,487	-
Advances from stockholders	14,720	14,720
Note payable to officer	-	74,131
Notes payable	9,000	9,000
Convertible notes payable, net	908,794	617,725
Convertible notes payable, related parties, net	30,000	30,000
Derivative liabilities	670,887	866,873
Total current liabilities	2,512,835	2,781,415

Purchase liability	300,000	300,000
Total liabilities	2,812,835	3,081,415

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 90,210,816 and 74,335,070 shares issued and outstanding, respectively	9,021	7,433
Additional paid-in capital	6,236,311	4,755,719
Common stock to be issued, 5,619,352 shares and 6,537,352 shares, respectively	305,769	932,734
Accumulated deficit	(8,805,720)	(8,445,523)
Total Stockholders’ Deficit	(2,254,619)	(2,749,637)

Total Liabilities and Stockholders’ Deficit	$558,216	$331,778

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	For the Six Months Ended June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$5,341	$37,825	$20,824	$37,825

Operating Expenses
Direct costs of revenues	14,278	35,151	37,402	35,151
Research and development	11,497	24,706	15,173	68,127
General and administrative	227,789	178,332	413,447	458,737
Total operating expenses	253,564	238,189	466,022	562,015
Loss from Operations	(248,223)	(200,364)	(445,198)	(524,191)

Other income/(expenses)
Change in fair value of derivative liability	132,925	(19,502)	407,249	(19,399)
Gain on extinguishment of derivative liability	34,529	-	34,529	118,309
Loss on settlement of convertible note payable	(44,248)	-	(44,248)	-
Gain on settlement of obligations	41,111	-	41,111	-
Financing costs	(82,910)	(201,205)	(353,640)	(348,436)
Other income (expenses), net	81,407	(220,707)	85,001	(249,526)

Net loss	$(166,816)	$(421,071)	$(360,197)	$(773,717)

Net loss per share - Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	87,842,954	73,621,077	81,141,410	71,334,151

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Additional Paid-In	Shares to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance, December 31, 2017	74,335,070	$7,433	$4,755,719	$932,734	$(8,445,523)	$(2,749,637)

Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	-	-	40,367	-	-	40,367

Gain on extinguishment of accrued payroll to officers/shareholders recorded as contributed capital	-	-	419,003	-	-	419,003

Shares issued for shares to be issued	3,813,000	381	707,514	(707,895)	-	-

Shares issued for employee obligations	3,746,660	375	74,558	-	-	74,933

Shares issued for vendor obligations	5,616,086	562	160,421	-	-	160,983

Shares issued for services received	300,000	30	8,969	12,680	-	21,679

Shares issued on conversion of notes payable	2,400,000	240	69,760	-	-	70,000

Shares issuable for acquisition	-	-	-	68,250	-	68,250

Net loss	-	-	-	-	(360,197)	(360,197)

Balance, June 30, 2018 (Unaudited)	90,210,816	$9,021	$6,236,311	$305,769	$(8,805,720)	$(2,254,619)

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(360,197)	$(773,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(407,249)	19,399
Derivative value in excess of convertible notes	81,098	112,862
Gain on extinguishment of derivative liability	(34,529)	(118,309)

Gain on settlement of vendor obligations	(41,111)	-
Loss on extinguishment of debt	44,248	-
Amortization of debt discount	223,396	138,698
Amortization of intangible asset	77,186	-
Beneficial conversion feature on conversion of note	-	65,855
Original issue discount on convertible note payable	-	3,000
Shares issued for services	21,679	95,125
Changes in operating assets and liabilities:
Prepaid expense	(4,000)	(4,667)
Accounts payable and accrued expenses	92,196	135,850
Accrued payroll	27,670	136,425
Net Cash Used in Operating Activities	(279,613)	(189,479)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	276,500	179,000
Net Cash Provided by Financing Activities	276,500	179,000

Net Change in Cash	(3,113)	(10,479)

Cash – Beginning of the Reporting Period	10,278	17,952

Cash – End of the Reporting Period	$7,165	$7,473

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-
Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$25,752	$63,521
Common shares issued upon conversion of accounts payable and accrued expenses and accrued payroll to officers	$235,916	$-
Convertible note issued in settlement of accounts payable balance	$15,000	$-
Return of common shares by officer	$-	$(5,000)
Fair value of derivative created upon issuance of convertible notes payable recorded as debt discount	$164,695	$179,000
Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	$40,367	$-
Fair value of shares to be issued and assumed liabilities upon the acquisition of Soundstr	$302,737	$-
Capital contribution upon conversion of accrued payroll for officers/shareholders	$419,003	$-

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of VNUE, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2018, the Company incurred a net loss of $360,197, used cash in operations of $279,613, and had a stockholders’ deficit of $2,254,619 as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2018, the Company had cash on hand in the amount of $7,165. Subsequent to June 30, 2018, the Company received additional borrowings of $63,000 (see Note 10). Management estimates that the current funds on hand will be sufficient to continue operations through September 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations at June 30, 2018 and 2017, respectively. Inter-company balances and transactions have been eliminated.

Revenue Recognition

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s condensed consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include the assumptions used to value the derivative liabilities, the valuation allowance for the deferred tax asset and the accruals for potential liabilities. Actual results could differ from these estimates.

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

The fair value of the derivative liabilities of $670,887 and $866,873 at June 30, 2018 and December 31, 2017, respectively, were valued using Level 2 inputs.

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

For the six months ended June 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of June 30, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2018	2017
Convertible Notes Payable	52,453,859	87,919,472
Warrants	8,004,708	-
Total	60,458,567	87,919,472

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

The Company had intangible assets with a carrying value of $546,384 and $320,833 as of June 30, 2018 and December 31, 2017, respectively. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and records an impairment charge if the carrying value of such intangible assets is not recoverable and if it exceeds its fair value. While our fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded level of finite-lived intangible assets, management does not consider these to be events requiring the performance of an impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary, which could result in an impairment charge to intangible assets.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS AND PURCHASE LIABILITY

Intangible assets as of June 30, 2018 and December 31, 2017, consist of the following:

	As of
	June 30,	December 31,
	2018	2017
Intangible assets	$652,737	$350,000
Accumulated amortization	(106,353)	(29,167)
Intangible assets, net	$546,384	$320,833

Asset Acquisition – Set.fm

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

The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000, for an aggregate purchase price of $350,000. The purchase liability is payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. As of June 30, 2018, there was no net revenue derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned $350,000 of the purchase price to intellectual property which will be amortized over a three (3) year period. Total amortization expense during the three and six months ended June 30, 2018, was $29,167 and $58,334, respectively, which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

Asset Acquisition - Soundstr

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage. The Company purchased the assets of Soundstr by agreeing to issue 2,275,000 shares of the Company’s common stock, valued at $68,250, based on the closing market price of the Company’s stock on the date of the agreement, and the Company agreed to assume and pay $234,487 of identified Soundstr obligations within 60 days of April 23, 2018. The assumed Soundstr obligations of $234,487 were outstanding as of June 30, 2018.

The Company assigned $302,737 of the purchase price to intellectual property which will be amortized over a three (3) year period. Total amortization expense during both the three and six months ended June 30, 2018, was $18,852, which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $20,824 and $37,825 and cost of revenues of $37,402 and $35,151 during the six months ended June 30, 2018 and 2017, respectively, were recorded using the assets licensed under this agreement.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of June 30, 2018 and December 31, 2017, the advances from the employees were $14,720 and $14,720, respectively.

Note payable to President and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of December 31, 2017, the note payable balance to the officer was $74,131. On April 9, 2018, the Company and its President entered into a conversion and cancellation of debt agreement in which the Company issued common shares for payment in full and the note was retired (see Note 8).

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

As of December 31, 2017, $32,500 of cash compensation was owed to MANN and included in accounts payable and accrued expenses. On April 5, 2018, the Company and MANN entered into a conversion and cancellation of debt agreement relating to the $32,500 cash compensation balance outstanding at December 31, 2017. The Company issued 650,000 shares of common stock, at $0.02 per share, as payment in full for the $32,500 balance outstanding at December 31, 2017 (see Note 8).

During the three and six months ended June 30, 2018 and 2017, the Company incurred costs of $15,000 and $30,000 and $0 and $0, respectively, relating to these agreements. As of June 30, 2018, $17,500 of compensation is owed to MANN and included in accounts payable and accrued expenses.

Additionally, 120,000 and 60,000 shares of common stock, valued at $2,258 and $578, are included in shares to be issued at June 30, 2018 and December 31, 2017, respectively.

NOTE 5 – NOTE PAYABLE (IN DEFAULT)

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%. The balance of the note payable outstanding was $9,000 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

		As of
		June 30,	December 31,
		2018	2017
Various Convertible Notes	(a)	$45,000	$55,000
Ylimit, LLC Convertible Notes	(b)	693,500	517,000
Crossover Capital Fund II, LLC Convertible Notes	(c)	90,735	61,000
Golock Capital, LLC Convertible Notes	(d)	231,750	191,750
DBW Investments	(e)	56,000	21,000
2 Doors	(f)	15,000	-
Total Convertible Notes		1,131,985	845,750
Discount		(193,191)	(198,025)
Convertible notes, net		$938,794	$647,725

(a)	In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $45,000 as of December 31, 2017. On April 8, 2018, a note holder elected to convert a $10,000 convertible note plus outstanding accrued interest of $3,652 into 200,000 shares of the Company’s common at $0.02 per share (see Note 8). The balance of the notes outstanding was $45,000 as of June 30, 2018, of which $30,000 was due to related parties.

(b)	On May 9, 2016 the Company issued a convertible note to YLimit, LLC in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $517,000 as of December 31, 2017 and the balance of the debt discount was $137,358. On April 12, 2018 and again on June 25, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $176,500 to a total of $693,500, and extended the maturity date to May 9, 2019. In addition, the amendment on April 12, 2018 modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. During the six months ended June 30, 2018, the Company borrowed an additional $176,500. The balance of notes outstanding was $693,500 as of June 30, 2018 and the balance of the debt discount was $139,144.

(c)	On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. The balance of the note outstanding was $61,000 as of December 31, 2017. On April 24, 2018, the Buyer elected to convert $8,765 of outstanding principal and $3,335 of outstanding accrued interest into 2,200,000 shares of the Company’s common at $0.005 per share.

On March 2, 2018, the Company issued a second convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $38,500 with an interest rate of 10% per annum and a maturity date of December 2, 2018. The note included an original issue discount of $3,500. The note is convertible into shares of common stock of the Company at the lower of (i) $0.019 per share or, (ii) 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The Company is required to instruct its transfer agent to reserve 25,000,000 share of its common stock. The aggregate balance of the notes outstanding, and the related debt discounts was $90,735 and $30,390 as of June 30, 2018, respectively.

(d)	From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The aggregate balance of the notes outstanding, and the related debt discount was $231,750 and $18,859, respectively, as of June 30, 2018.

(e)	On December 20, 2017, the Company issued a convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $21,000 with an interest rate of 10% per annum and a maturity date of September 20, 2018. The note included an original issue discount of $1,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued a warrant to the Lender for 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The balance of the note outstanding and the debt discount was $21,000 and $2,073, respectively, as of December 31, 2017.

On January 18, 2018, the Company issued a second convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $35,000, which included an original issue discount of $5,000, with an interest rate at 10% per annum and a maturity date of October 18, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share. The aggregate balance of the notes outstanding, and the related debt discount was $56,000 and $4,797, respectively, as of June 30, 2018.

(f)	On April 12, 2018, the Company issued a convertible note to 2 Doors Management, LLC (“Lender”) in the principal amount of $15,000 with an interest rate of 10% per annum, and a maturity date of January 12, 2019. The convertible note was issued in conjunction with a prior year legal settlement with a vendor for which $15,000 was previously included in the Company’s accounts payable and accrued expenses balance on the Company’s consolidated balance sheet. No cash was received for the convertible note. The convertible note can be prepaid without penalty. In the event of default, the interest rate increases to the highest rate legally allowed. The note is convertible into shares of the Company’s common stock at $0.08 per share. In the event the Company successfully closes on a private offering of $1,000,000 or more, the Lender at closing of the offering may choose to either convert the convertible note into shares of the Company’s common stock at $0.08 per share or request repayment of up to 100 percent of the remaining principal and interest of the convertible note. The balance of the note outstanding was $15,000 as of June 30, 2018.

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

The balance of the unamortized discount at December 31, 2017, was $198,205. During the six months ended June 30, 2018, the Company issued $215,000 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $245,793, of which $164,695 was recorded as a valuation discount, and the remaining $81,098 was recorded as a financing cost. In addition, the Company recorded debt discount of $40,367 related to warrants issued with the issuance of convertible notes totaling $75,000 during the period and $13,500 relating to issuance costs. During the six months ended June 30, 2018, amortization of debt discount was $223,396. The unamortized balance of the debt discount was $193,191 as of June 30, 2018.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	June 30, 2018	December 31, 2017
Convertible notes payable, net	$908,794	$617,725
Convertible notes payable, related party, net	30,000	30,000
Total	$938,794	$647,725

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

As of June 30, 2018 and December 31, 2017, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2018	Issued During 2018	December 31, 2017

Exercise Price	$0.010 – 0.035	$0.005 – 0.035	$0.002 – 0.108
Stock Price	$0.023	$0.010 - 0.037	$0.109
Risk-free interest rate	2.33%	1.79 – 2.35%	0.84 – 1.24%
Expected volatility	325%	306% - 388%	358%
Expected life (in years)	1.000	1.000 – 1.304	1.000
Expected dividend yield	0%	0%	0%
Fair Value:	$670,887	$245,793	$866,873

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

During the six months ended June 30, 2018, the Company recognized $407,249 as other income, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $245,793 upon issuance of convertible notes and recognized a gain on extinguishment of derivative liabilities of $34,529 during the period.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Shares issued to settle outstanding obligations

Executive Officers

During the six months ended June 30, 2018, the Company entered into conversion and cancellation of debt agreements with two executive officers. The Company agreed to convert $493,936 of outstanding executive loans and compensation into 3,746,660 shares of the Company’ stock, valued at $74,933 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total executive obligations converted of $493,936, and the market value of the shares issued of $74,933, was recorded as contributed capital of $419,003 in the condensed consolidated statements of stockholders’ deficit for the six months ended June 30, 2018.

Vendors

During the six months ended June 30, 2018, the Company entered into conversion and cancellation of debt agreements with several of its vendors. The Company agreed to convert $202,094 of outstanding vendor obligations into 5,616,086 shares of the Company’ stock, valued at $160,983 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total vendor obligations converted of $202,094, and the market value of the shares issued of $160,983, was recorded as a gain of $41,111 to other income as a gain on settlement of obligations in other income in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.

Conversion of Debt

On April 8, 2018 and April 12, 2018, the Company entered into conversion and cancellation of debt agreements relating to two outstanding convertible notes. The Company agreed to convert the outstanding aggregate principal and interest balances of $25,752 into 2,400,000 shares of common stock, and recorded a loss on cancellation of debt of $44,248.

Shares issued for services

On May 11, 2018, the Company issued 300,000 shares valued at $9,000, or $0.03 per share, for services received relating to a consulting agreement.

Shares to be issued

As of December 31, 2017, the Company had not yet issued 6,537,352 shares of common stock with a value of $932,734 due for past services provided. During the six months ended June 30, 2018, the Company issued 3,813,000 shares of common stock with a value of $707,895 related to the prior year unissued shares. In addition, the Company agreed to issue a total of 620,000 shares valued at $12,680, or $0.02 per share, for services rendered, and agreed to issue 2,275,000 shares valued at $68,250, or $0.03 per share, related to an acquisition (see Note 3). As of June 30, 2018, the Company had not yet issued 5,619,352 shares of common stock with a value of $305,769 for past services provided and an acquisition.

Warrants

A summary of warrant activity for the six months ended June 30, 2018, is as follows:

	Number of	Weighted - Average Exercise
	Warrants	Price
Outstanding at December 31, 2017	5,004,708	$0.014
Granted	3,000,000	0.015
Forfeited	-	-
Outstanding at June 30, 2018	8,004,708	$0.014
Exercisable at June 30, 2018	8,004,708	$0.014

Information relating to outstanding warrants at June 30, 2018, summarized by exercise price, is as follows:

Outstanding				Exercisable
			Weighted		Weighted
			Average		Average
Rangeof			Exercise		Exercise
Exercise	Shares	Life in Years	Price	Shares	Price

$0.01-$0.15	8,004,708	2.39	$0.014	8,004,708	$0.014
	8,004,708			8,004,708

During the six months ended June 30, 2018, the Company issued 3,000,000 warrants with a three (3) year expiration date and an exercise price of $0.015 per share to purchase the Company’s common stock as an inducement to enter into certain convertible note agreements. The aggregate fair value of the warrants granted was determined to be $46,774 of which $40,367 was allocated and recorded as a debt discount and is being amortized to financing costs over the term of the related convertible notes.

The weighted-average remaining contractual life of warrants outstanding and exercisable at June 30, 2018 was 2.39 years. The intrinsic value of both outstanding and exercisable warrants at June 30, 2018 was $74,990.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Litigation – Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets at December 31, 2017. On April 12, 2018, the Company and Hughes Media Law Group, Inc. (“HLMG”) entered into a conversion and cancellation of debt agreement relating to the outstanding obligation. The Company agreed to convert the total remaining outstanding obligation of $118,065 into 3,935,512 shares of common stock, or $0.03 per share (see Note 8).

NOTE 10 – SUBSEQUENT EVENTS

On July 9, 2018, the Company issued a convertible note to Power Up Lending Group Ltd. (the “Buyer”) in the principal amount of $63,000 with an interest rate of 12% per annum (22% on default) and a maturity date of July 9, 2019. The note is convertible into shares of common stock of the Company at a 38% discount of the two (2) lowest closing bid prices for the Company’s common stock during the prior fifteen (15) trading day period. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 25,403,226 shares of its common stock.

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

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company acquired the assets of the digital live music distribution platform Set.fm from PledgeMusic (See Note 3 of the condensed consolidated financial statements herein). Additionally, the Company will offer PledgeMusic North America’s full suite of music business tools allowing artists to sell music, merchandise and live experiences directly to fans, enhancing the Company’s clients’ revenue opportunities on a shared revenue basis. Set.fm is a do-it-yourself (DIY) platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE plans to update and improve the existing platform for indie artists and their fans, and to implement pro features for artists that VNUE and its affiliate DiscLive produce.

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2018 and 2017, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore had minimal revenues during this quarter.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Our revenues for the three months ended June 30, 2018 and 2017, was $5,341 and $37,825, respectively. The revenues resulted from the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended June 30, 2018 and 2017, was $14,278 and $35,151, respectively. The direct costs of revenues resulted from the use of the assets licensed from DiscLive.

Research and Development

Our research and development expenses for the three months ended June 30, 2018 and 2017, was $11,497 and $24,706, respectively. The decrease in research and development expenses relative to last year reflected the decrease in full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2018 and 2017, was $227,789 and $178,332, respectively. The increase in general and administrative expenses relative to last year was due to increased amortization expense related to our recent acquisitions and increased professional fees.

Other Income (Expenses), Net

We recorded other income, net of $81,407 for the three months ended June 30, 2018, compared to other expense of $220,707 for the three months ended June 30, 2017. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $152,427 and decreased financing costs of $118,295, as compared to the prior year period. In addition, we recorded a gain on the extinguishment of derivative liability of $34,529, a loss on settlement of debt of $44,248, and a gain on settlement of employee and vendor obligation of $41,111, all of which did not occur during the prior year period.

Net Loss

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the three months ended June 30, 2018 was $166,816 compared to our net loss for the three months ended June 30, 2017 of $421,071.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Our revenues for the six months ended June 30, 2018 and 2017, was $20,824 and $37,825, respectively. The revenues resulted from the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the six months ended June 30, 2018 and 2017, was $37,402 and $35,151, respectively. The direct costs of revenues resulted from the use of the assets licensed from DiscLive.

Research and Development

Our research and development expenses for the six months ended June 30, 2018 and 2017, was $15,173 and $68,127, respectively. The decrease in research and development expenses relative to last year reflected the decrease in full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2018 and 2017, was $413,447 and $458,737, respectively. The decrease in general and administrative expenses relative to last year was due to decreased compensation expense offset by increased amortization expense related to our recent acquisitions and increased professional fees.

Other Income (Expenses), Net

We recorded other income, net of $85,001 for the six months ended June 30, 2018, compared to other expense of $249,526 for the six months ended June 30, 2017. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $426,648, the change in loss on extinguishment of debt of $83,700, and the change in financing costs of $5,204 as compared to the prior year period. In addition, we recorded a loss on settlement of debt of $44,248, and a gain on settlement of employee and vendor obligation of $41,111, all of which did not occur during the prior year period.

Net Loss

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the six months ended June 30, 2018 was $360,197, compared to our net loss for the six months ended June 30, 2017 of $773,717.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of June 30, 2018, we had cash and cash equivalents of $7,165.

We had negative cash flows from operating activities of $279,613 for the six months ended June 30, 2018, compared with negative cash flows from operating activities of $184,479 for the six months ended June 30, 2017. Our negative cash flows was to fund our operating losses.

We generated cash flows from financing activities of $276,500 for the six months ended June 30, 2018, as compared to $179,000 for the six months ended June 30, 2017. The cash flows from financing activities for both periods was from proceeds received from the issuance of convertible notes.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2018, the Company incurred a net loss of $360,197, used cash in operations of $279,613 and had a stockholders’ deficit of $2,254,619 as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2018, the Company had cash on hand in the amount of $7,165. Subsequent to June 30, 2018, the Company received additional borrowings of $63,000. Management estimates that the current funds on hand will be sufficient to continue operations through September 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Convertible Notes Payable

Ylimit, LLC

On May 9, 2016 the Company issued a convertible note to YLimit, LLC in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $517,000 as of December 31, 2017 and the balance of the debt discount was $137,358. On April 12, 2018 and again on June 25, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $176,500 to a total of $693,500, and extended the maturity date to May 9, 2019. In addition, the amendment on April 12, 2018 modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. During the six months ended June 30, 2018, the Company borrowed an additional $176,500. The balance of notes outstanding was $693,500 as of June 30, 2018 and the balance of the debt discount was $139,144.

Crossover Capital Fund II, LLC

On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. The balance of the note outstanding was $61,000 as of December 31, 2017. On April 24, 2018, the Buyer elected to convert $8,765 of outstanding principal and $3,335 of outstanding accrued interest into 2,200,000 shares of the Company’s common at $0.005 per share. The balance of convertible note was $52,235 as of June 30, 2018 and the balance of the debt discount was $8,690.

On March 2, 2018, the Company issued a second convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $38,500 with an interest rate of 10% per annum and a maturity date of December 2, 2018. The note included an original issue discount of $3,500. The note is convertible into shares of common stock of the Company at the lower of (i) $0.019 per share or, (ii) 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The Company is required to instruct its transfer agent to reserve 25,000,000 share of its common stock. The balance of the note outstanding, and the related debt discount was $38,500 and $21,700 as of June 30, 2018, respectively.

Golock Capital, LLC

From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding was $191,750 as of June 30, 2018 and December 31, 2017. The balance of the debt discount was $544 and $19,652 as of June 30, 2018 and December 31, 2017, respectively.

On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the note outstanding, and the related debt discount was $40,000 and $18,315 as of June 30, 2018, respectively.

DBW Investments

On December 20, 2017, the Company issued a convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $21,000 with an interest rate of 10% per annum and a maturity date of September 20, 2018. The note included an original issue discount of $1,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued a warrant to the Lender for 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The balance of the note outstanding was $21,000 as of June 30, 2018 and December 31, 2017. The balance of the debt discount was $620 and $2,073 as of June 30, 2018 and December 31, 2017, respectively.

On January 18, 2018, the Company issued a second convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $35,000, which included an original issue discount of $5,000, with an interest rate at 10% per annum and a maturity date of October 18, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share. The balance of the note outstanding, and the related debt discount was $35,000 and $4,177 as of June 30, 2018, respectively.

2Doors Management

On April 12, 2018, the Company issued a convertible note to 2 Doors Management, LLC (“Lender”) in the principal amount of $15,000 with an interest rate of 10% per annum, and a maturity date of January 12, 2019. The convertible note was issued in conjunction with a prior year legal settlement with a vendor for which $15,000 was previously included in the Company’s accounts payable and accrued expenses balance on the Company’s consolidated balance sheet. No cash was received for the convertible note. The convertible note can be prepaid without penalty. In the event of default, the interest rate increases to the highest rate legally allowed. The note is convertible into shares of the Company’s common stock at $0.08 per share. In the event the Company successfully closes on a private offering of $1,000,000 or more, the Lender at closing of the offering may choose to either convert the convertible note into shares of the Company’s common stock at $0.08 per share or request repayment of up to 100 percent of the remaining principal and interest of the convertible note. The balance of the note outstanding was $15,000 as of June 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

During the six months ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 11, 2015, Hughes Media Law Group, Inc. filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. The lawsuit was amended by HMLG, and now includes VNUE Media, Inc. and VNUE Technology, Inc. as additional parties. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. On April 12, 2018, the Company and Hughes Media Law Group, Inc. (“HLMG”) entered into a conversion and cancellation of debt agreement relating to the outstanding obligation. The Company agreed to convert the outstanding obligation of $118,065 into 3,935,512 shares of common stock, or $0.03 per share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On July 20, 2018 we initiated a private placement of our preferred stock under Regulation D Rule 506(b). We are selling up to 5,000,000 shares of the Company’s Series A 2018 7% Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”). Each share of Preferred Stock bears a seven percent (7%) cumulative dividend (the “Dividend”), due and payable annually at December 31. For every one share of the Company’s Series A 2018 7% Convertible Preferred Stock purchased the holder will receive a warrant to purchase one share of the Company’s common stock at a fixed exercise price of $2.50 per share at any time during the two years from the date of issue. Each Preferred Stock share may be converted by the holder thereof, at any time beginning one year from the date of issuance and from time to time thereafter into that number of fully paid and nonassessable shares of common stock derived from dividing the average closing bid price of Vnue common stock for the five business days prior to the date of conversion into the face amount of each Preferred Share. [Example: If the average five day bid price = $0.25 and the face value is $1.00 then each Preferred Share is convertible into four (4) common stock shares of the Corporation. The Company has the ability to require the holder of the Preferred Stock to convert his shares to common stock upon the occurrence of certain events including the initiation of a public offering by the Company or any time after one year from its date of issuance. We will use the net proceeds of the offering as working capital for the operation of the Company including the payment of salaries, related employment expenses and for the repayment of debt. There can be no assurance that we will successfully complete the offering. A copy of our Private Placement Memorandum without the financial exhibits is attached to this report as Exhibit 99.1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2018.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
99.1*	Vnue Private Placement Memorandum for Preferred Stock of the Company
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

__________

*Filed herein

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.
(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: August 20, 2018	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

