Form 10-Q
period 2018-09-30
VNUE, Inc.
filed 2018-11-19
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s common stock outstanding as of November 16, 2018 was 100,485,816.

FORM 10-Q

VNUE, INC.

SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets
Cash	$39,389	$10,278
Prepaid expenses	2,667	667
Total current assets	42,056	10,945

Intangible assets, net	491,989	320,833
Total assets	$534,045	$331,778

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$652,082	$660,506
Accrued payroll	138,825	508,460
Purchased liabilities	234,487	-
Advances from stockholders	14,720	14,720
Note payable to officer	-	74,131
Notes payable	9,000	9,000
Convertible notes payable, net	994,331	617,725
Convertible notes payable, related parties, net	30,000	30,000
Derivative liabilities	865,841	866,873
Total current liabilities	2,939,286	2,781,415

Purchase liability	300,000	300,000
Total liabilities	3,239,286	3,081,415

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 95,485,816 and 74,335,070 shares issued and outstanding, respectively	9,549	7,433
Additional paid-in capital	6,407,535	4,755,719
Common stock to be issued, 3,404,352 shares and 6,537,352 shares, respectively	238,491	932,734
Accumulated deficit	(9,360,816)	(8,445,523)
Total Stockholders’ Deficit	(2,705,241)	(2,749,637)

Total Liabilities and Stockholders’ Deficit	$534,045	$331,778

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	For the Nine Months Ended September 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$14,370	$-	$35,194	$37,825

Operating Expenses
Direct costs of revenues	30,660	-	68,062	35,151
Research and development	2,538	24,778	17,711	92,905
General and administrative	317,875	172,319	731,323	631,057
Total operating expenses	351,073	197,097	817,096	759,113
Loss from Operations	(336,703)	(197,097)	(781,902)	(721,288)

Other income/(expenses)
Change in fair value of derivative liability	(17,120)	57,467	390,129	38,068
Gain on extinguishment of derivative liability	76,326	174,529	110,855	292,838
Loss on settlement of convertible note payable	(70,000)	-	(114,248)	-
Gain on settlement of obligations	-	-	41,112	-
Financing costs	(207,599)	(342,708)	(561,239)	(691,144)
Other expenses, net	(218,393)	(110,712)	(133,391)	(360,238)

Net loss	$(555,096)	$(307,809)	$(915,293)	$(1,081,526)

Net loss per share - Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	92,763,805	73,919,059	85,058,114	72,205,256

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional Paid-In	Shares to be	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance, December 31, 2017	74,335,070	$7,433	$4,755,719	$932,734	$(8,445,523)	$(2,749,637)

Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount in settlement of accrued payroll	-	-	40,367	-	-	40,367

Gain on extinguishment of accrued payroll to officers/shareholders recorded as contributed capital	-	-	419,003	-	-	419,003

Shares issued for shares to be issued	3,813,000	381	707,514	(707,895)	-	-

Shares issued in settlement of a note payable and accrued payroll to officers	3,746,660	375	74,558	-	-	74,933

Shares issued in settlement of accounts payable	5,616,086	562	160,421	-	-	160,983

Shares issued for services	1,300,000	130	32,370	13,652	-	46,152

Shares issued on conversion of notes payable	4,400,000	440	149,560	-	-	150,000

Shares issued for acquisition	2,275,000	228	68,022	-	-	68,250

Net loss	-	-	-	-	(915,293)	(915,293)

Balance, September 30, 2018 (Unaudited)	95,485,816	$9,549	$6,407,535	$238,491	$(9,360,816)	$(2,705,241)

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(915,293)	$(1,081,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(390,129)	(38,068)
Derivative value in excess of convertible notes considered a financing cost	173,302	291,702
Gain on extinguishment of derivative liability	(110,855)	(292,838)
Gain on settlement of vendor obligations	(41,111)	-
Loss on extinguishment of debt	114,248	-
Amortization of debt discount	309,513	265,828
Amortization of intangible asset	131,581	-
Beneficial conversion feature on conversion of note	-	65,855
Original issue discount on convertible note payable	-	9,000
Shares issued for services	46,152	95,125
Changes in operating assets and liabilities:
Prepaid expense	(2,000)	(2,667)
Accounts payable and accrued expenses	217,283	163,707
Accrued payroll	50,170	205,125
Net Cash Used in Operating Activities	(417,139)	(318,757)

Cash Flows From Financing Activities
Proceeds from issuance of convertible notes payable	446,250	407,000
Repayment of convertible notes payable	-	(33,000)
Net Cash Provided by Financing Activities	446,250	374,000

Net Change in Cash	29,111	55,243

Cash – Beginning of the Reporting Period	10,278	17,952

Cash – End of the Reporting Period	$39,389	$73,195

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-
Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$35,752	$63,521
Common shares issued upon conversion of accounts payable and accrued expenses	$160,983	$-
Common shares issued upon conversion of accrued payroll	$74,933	$-
Convertible note issued in settlement of accounts payable	$15,000	$-
Return of common shares by officer	$-	$(500)
Fair value of derivative created upon issuance of convertible notes payable recorded as debt discount	$326,650	$311,000
Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	$40,367	$-
Fair value of common shares issued and liabilities assumed upon the acquisition of Soundstr	$302,737	$-
Capital contribution upon conversion of accrued payroll for officers/shareholders	$419,003	$-

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of VNUE, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2018, the Company incurred a net loss of $915,293, used cash in operations of $417,139, and had a stockholders’ deficit of $2,705,241 as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2018, the Company had cash on hand in the amount of $39,389. Subsequent to September 30, 2018, the Company received additional borrowings of $134,500 (see Note 10). Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations at September 30, 2018 and 2017, respectively. Inter-company balances and transactions have been eliminated.

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

The carrying amounts of financial instruments such as cash, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments.

The fair value of the derivative liabilities of $865,841 and $866,873 at September 30, 2018 and December 31, 2017, respectively, were valued using Level 2 inputs.

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

For the nine months ended September 30, 2018 and 2017, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have an anti-dilutive effect. As of September 30, 2018 and 2017, we excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from our calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2018	2017
Convertible Notes Payable	83,918,108	110,015,835
Warrants	8,004,708	1,000,000
Total	91,922,816	111,015,835

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

The Company had intangible assets with a carrying value of $491,989 and $320,833 as of September 30, 2018 and December 31, 2017, respectively. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and records an impairment charge if the carrying value of such intangible assets is not recoverable and if it exceeds its fair value. While our fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded level of finite-lived intangible assets, management does not consider these to be events requiring the performance of an impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary, which could result in an impairment charge to intangible assets.

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

In September 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently assessing the effect that the ASU will have on our financial position, results of operations, and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS AND PURCHASE LIABILITY

Intangible assets as of September 30, 2018 and December 31, 2017, consist of the following:

	As of
	September 30,	December 31,
	2018	2017
Intangible assets	$652,737	$350,000
Accumulated amortization	(160,748)	(29,167)
Intangible assets, net	$491,989	$320,833

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

The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000, for an aggregate purchase price of $350,000. The purchase liability is payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. As of September 30, 2018, there was no net revenue derived from the acquired assets and accordingly, no payments were made on the earnout.

The Company assigned the purchase price of $350,000 to intellectual property which will be amortized over a three (3) year period. Total amortization expense during the three and nine months ended September 30, 2018, was $29,167 and $87,501, respectively, which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

Asset Acquisition - Soundstr

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage. The Company purchased the assets of Soundstr by agreeing to issue 2,275,000 shares of the Company’s common stock, valued at $68,250, based on the closing market price of the Company’s stock on the date of the agreement, and the Company agreed to assume and pay $234,487 of identified Soundstr obligations within 60 days of April 23, 2018. The assumed Soundstr obligations of $234,487 were outstanding as of September 30, 2018.

The Company assigned the aggregate purchase price of $302,737 to intellectual property which will be amortized over a three (3) year period. Total amortization expense during both the three and nine months ended September 30, 2018, was $25,228 and $44,080, respectively, which is included in general and administrative expense in the Condensed Consolidated Statements of Operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $35,194 and $37,825 and direct cost of revenues of $68,062 and $35,151 during the nine months ended September 30, 2018 and 2017, respectively, were recorded using the assets licensed under this agreement.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of September 30, 2018 and December 31, 2017, the advances from the employees were $14,720 and $14,720, respectively.

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

On September 15, 2017, the Company entered into a new Advisory Agreement with MANN. The Advisory Agreement provides for MANN’s continued and ongoing advisory services to the Company for a period of nine (6) months and with automatic nine (6) months renewals, unless terminated in accordance with the agreement. MANN is to receive $5,000 per month and 20,000 shares of common stock per month.

As of December 31, 2017, $32,500 of cash compensation was owed to MANN under the Advisory Agreements and included in accounts payable and accrued expenses. On April 5, 2018, the Company and MANN entered into a conversion and cancellation of debt agreement relating to the $32,500 cash compensation balance outstanding at December 31, 2017. The Company issued 650,000 shares of common stock, at $0.02 per share, as payment in full for the $32,500 balance outstanding at December 31, 2017 (see Note 8).

During the nine months ended September 30, 2018 and 2017, the Company incurred costs of $45,000 and $0, respectively, relating to these agreements. As of September 30, 2018, $27,500 of compensation is owed to MANN and included in accounts payable and accrued expenses.

NOTE 5 – NOTE PAYABLE (IN DEFAULT)

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%. The balance of the note payable outstanding was $9,000 as of September 30, 2018 and December 31, 2017, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

		As of
		September 30,	December 31,
		2018	2017
Various Convertible Notes	(a)	$45,000	$55,000
Ylimit, LLC Convertible Notes	(b)	707,500	517,000
Crossover Capital Fund II, LLC Convertible Notes	(c)	82,360	61,000
Golock Capital, LLC Convertible Notes	(d)	231,750	191,750
DBW Investments	(e)	56,000	21,000
Black Ice Advisors	(f)	57,750	-
Power Up Lending Group	(g)	98,000	-
2 Doors	(h)	15,000	-
Total Convertible Notes		1,293,360	845,750
Discount		(269,029)	(198,025)
Convertible notes, net		$1,024,331	$647,725

_____________

(a)	In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of December 31, 2017. On April 8, 2018, a note holder elected to convert a $10,000 convertible note plus outstanding accrued interest of $3,652 into 200,000 shares of the Company’s common at $0.02 per share (see Note 8). The balance of the notes outstanding was $45,000 as of September 30, 2018, of which $30,000 was due to related parties.

(b)

On May 9, 2016 the Company issued a convertible note to YLimit, LLC in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share.  The balance of the notes outstanding was $517,000 as of December 31, 2017 and the balance of the debt discount was $137,358. On April 12, 2018 and again on August 15, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $190,500 to a total of $707,500, and extended the maturity date to May 9, 2019. In addition, the amendment on April 12, 2018 modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. This feature gave rise to a derivative liability of $135,900 during the period ended September 30, 2018 that is discussed below. During the nine months ended September 30, 2018, the Company borrowed an additional $190,500. The balance of notes outstanding was $707,500 as of September 30, 2018 and the balance of the debt discount was $120,054.

(c)	On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. The balance of the note outstanding was $61,000 as of December 31, 2017. During the nine months ended September 30, 2018, the Buyer elected to convert $17,140 of outstanding principal and $4,960 of outstanding accrued interest into 4,200,000 shares of the Company’s common at $0.005 per share.

On March 2, 2018, the Company issued a second convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $38,500 with an interest rate of 10% per annum and a maturity date of December 2, 2018. The note included an original issue discount of $3,500. The note is convertible into shares of common stock of the Company at the lower of (i) $0.019 per share or, (ii) 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. This feature gave rise to a derivative liability of $116,098 that is discussed below. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The aggregate balance of the notes outstanding, and the related debt discounts was $82,360 and $8,820 as of September 30, 2018, respectively.

(d)	From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The aggregate balance of the notes outstanding, and the related debt discount was $231,750 and $4,835, respectively, as of September 30, 2018.

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

On January 18, 2018, the Company issued a second convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $35,000, which included an original issue discount of $5,000, with an interest rate at 10% per annum and a maturity date of October 18, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount and the beneficial conversion feature totaling $10,367 was recorded as a debt discount and will be amortized to interest expense over the term of the note. The aggregate balance of the notes outstanding, and the related debt discount was $56,000 and $684, respectively, as of September 30, 2018.

(f)	On September 6, 2018, the Company issued a convertible note to Black Ice Advisors, LLC (the “Buyer”) in the principal amount of $57,750 with an interest rate of 12% per annum (22% on default) and a maturity date of September 4, 2019. The note is convertible into shares of common stock of the Company at a 38% discount of the lowest trading price for the Company’s common stock during the prior twenty (20) trading day period. This feature gave rise to a derivative liability of $81,092 that is discussed below. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 31,818,000 shares of its common stock. The balance of the note outstanding, and the related debt discount was $57,750 and $53,932, respectively, as of September 30, 2018.

(g)	On July 9, 2018 and August 30, 2019, the Company issued two convertible notes to Power Up Lending Group Ltd. (the “Buyer”) in the principal amounts of $63,000 and $35,000, respectively. The notes carry an interest rate is 12% per annum (22% on default) and a maturity date of July 9, 2019 and August 30, 2019. The notes are convertible into shares of common stock of the Company at a 38% discount of the average of the two (2) lowest closing bid prices for the Company’s common stock during the prior fifteen (15) trading day period. This feature gave rise to a derivative liability of $166,862 that is disused below. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible notes are subject to prepayment penalties. The Company instructed its transfer agent to reserve 51,138,520 shares of its common stock. The aggregate balance of the notes outstanding, and the related debt discount was $98,000 and $80,701, respectively, as of September 30, 2018.

(h)	On April 12, 2018, the Company issued a convertible note to 2 Doors Management, LLC (“Lender”) in the principal amount of $15,000 with an interest rate of 10% per annum, and a maturity date of January 12, 2019. The convertible note was issued in conjunction with a prior year legal settlement with a vendor for which $15,000 was previously included in the Company’s accounts payable and accrued expenses balance on the Company’s consolidated balance sheet. No cash was received for the convertible note. The convertible note can be prepaid without penalty. In the event of default, the interest rate increases to the highest rate legally allowed. The note is convertible into shares of the Company’s common stock at $0.08 per share. In the event the Company successfully closes on a private offering of $1,000,000 or more, the Lender at closing of the offering may choose to either convert the convertible note into shares of the Company’s common stock at $0.08 per share or request repayment of up to 100 percent of the remaining principal and interest of the convertible note. The balance of the note outstanding was $15,000 as of September 30, 2018.

For YLimit, LLC (b), Crossover Capital Fund II, LLC (c), Black Ice Advisors (f), and Power Up Lending Group (g) above, the Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or the conversion price was variable. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was recorded as debt discount offsetting the fair value of the Notes and the remainder recorded as financing costs in the Consolidated Statement of Operations. The discount is being amortized using the effective interest rate method over the life of the debt instruments.

The balance of the unamortized discount at December 31, 2017, was $198,025. During the nine months ended September 30, 2018, the Company issued $474,750 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $499,952, of which $326,650 was recorded as a valuation discount, and the remaining $173,302 was recorded as a financing cost. In addition, the Company recorded debt discount of $40,367 related to warrants issued in conjunction with the issuance of convertible notes totaling $75,000 during the period and debt discount of $13,500 relating to issuance costs. During the nine months ended September 30, 2018, amortization of debt discount was $309,513. The unamortized balance of the debt discount was $269,029 as of September 30, 2018.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	September 30, 2018	December 31, 2017
Convertible notes payable, net	$994,331	$617,725
Convertible notes payable, related party, net	30,000	30,000
Total	$1,024,331	$647,725

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

As of September 30, 2018 and December 31, 2017, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2018	Issued During 2018	December 31, 2017

Exercise Price	$ 0.005 – 0.035	$ 0.005 – 0.035	$ 0.002 – 0.108
Stock Price	$0.016	$ 0.010 - 0.037	$0.109
Risk-free interest rate	2.59%	1.79 – 2.61%	0.84 – 1.24%
Expected volatility	293%	261% - 388%	358%
Expected life (in years)	1.000	1.000 – 1.304	1.000
Expected dividend yield	0%	0%	0%
Fair Value:	$865,841	$499,925	$866,873

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

During the nine months ended September 30, 2018, the Company recognized $390,129 as other income, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $499,952 upon issuance of convertible notes and recognized a gain on extinguishment of derivative liabilities of $110,855 upon the conversion of convertible notes during the period.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Shares issued to settle outstanding obligations

Executive Officers

During the nine months ended September 30, 2018, the Company entered into conversion and cancellation of debt agreements with two executive officers. The Company agreed to convert a note payable for $74,131 and aggregate accrued payroll of $419,805 into 3,746,660 shares of the Company’ stock, valued at $74,933 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total executive obligations converted of $493,936, and the market value of the shares issued of $74,933, was recorded as contributed capital of $419,003 in the condensed consolidated statements of stockholders’ deficit for the nine months ended September 30, 2018.

Vendors

During the nine months ended September 30, 2018, the Company entered into conversion and cancellation of debt agreements with several of its vendors. The Company agreed to convert $202,094 of outstanding vendor obligations into 5,616,086 shares of the Company’ stock, valued at $160,983 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total vendor obligations converted of $202,094, and the market value of the shares issued of $160,983, was recorded as a gain on settlement of obligations of $41,111 in other income in the condensed consolidated statements of operations for the nine months ended September 30, 2018.

Conversion of Debt

On April 8, 2018 and April 12, 2018, the Company entered into conversion and cancellation of debt agreements relating to two outstanding convertible notes. The Company agreed to convert the outstanding aggregate principal and interest balances of $35,752 into 4,400,000 shares of common stock with a fair value of $150,000, and recorded a loss on cancellation of debt of $114,248.

Shares issued for services

In May and July of 2018, the Company issued an aggregate of 1,300,000 shares valued at $32,500, for services received relating to consulting agreements.

Shares issued for acquisition

On July 27, 2018, the Company issued 2,275,000 shares valued at $68,250, or $0.03 per share, related to an acquisition (see Note 3).

Shares to be issued

As of December 31, 2017, the Company had not yet issued 6,537,352 shares of common stock with a value of $932,734 due for past services provided. During the nine months ended September 30, 2018, the Company issued 3,813,000 shares of common stock with a value of $707,895 related to the prior year unissued shares. In addition, the Company agreed to issue a total of 620,000 shares valued at $13,652, or $0.02 per share, for services rendered. As of September 30, 2018, the Company had not yet issued 3,404,352 shares of common stock with a value of $238,491 for past services provided and an acquisition.

Warrants

A summary of warrant activity for the nine months ended September 30, 2018, is as follows:

	Number of	Weighted - Average
	Warrants	Exercise Price
Outstanding at December 31, 2017	5,004,708	$0.014
Granted	3,000,000	0.015
Forfeited	-	-
Outstanding at September 30, 2018	8,004,708	$0.014
Exercisable at September 30, 2018	8,004,708	$0.014

Information relating to outstanding warrants at September 30, 2018, summarized by exercise price, is as follows:

Outstanding				Exercisable

			Weighted		Weighted
			Average		Average
Range of			Exercise		Exercise
Exercise	Shares	Life in Years	Price	Shares	Price

$0.01 - $0.15	8,004,708	2.14	$0.014	8,004,708	$0.014
	8,004,708			8,004,708

During the nine months ended September 30, 2018, the Company issued 3,000,000 warrants with a three (3) year expiration date and an exercise price of $0.015 per share to purchase the Company’s common stock as an inducement to enter into certain convertible note agreements. The aggregate relative fair value of the warrants granted was determined to be $24,085 which was recorded as a debt discount and is being amortized to financing costs over the term of the related convertible notes.

The weighted-average remaining contractual life of warrants outstanding and exercisable at September 30, 2018 was 2.14 years. The intrinsic value of both outstanding and exercisable warrants at September 30, 2018 was $13,353.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com), , will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for six (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue of a quarterly basis. As of September 30, 2018, no net revenue was generated from the JV.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 19, 2018, the Company issued a convertible note to Power Up Lending Group Ltd. (the “Buyer”) in the principal amount of $35,000 with an interest rate of 12% per annum (22% on default) and a maturity date of October 18, 2019. The note is convertible into shares of common stock of the Company at a 38% discount of the two (2) lowest closing bid prices for the Company’s common stock during the prior fifteen (15) trading day period. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 38,602,941 shares of its common stock.

On October 18, 2018, the Company issued a convertible note to a private investor (the “Buyer”) in the principal amount of $50,000 with an interest rate of 10% per annum and a maturity date of March 19, 2020. The note is convertible into shares of common stock of the Company at 75% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The convertible note is not subject to prepayment penalties.

On October 23, 2018, the Company issued a convertible note to LG Capital Funding, LLC (the “Buyer”) in the principal amount of $52,500 with an interest rate of 8% per annum (24% on default) and a maturity date of October 23, 2019. The note is convertible into shares of common stock of the Company at a 42% discount of the lowest trading price of the Company’s common stock for the twenty (20) prior trading days including the day upon which the notice of conversion is received by the Company. The Buyer is limited to convert no more than 4.90%, at any one time, of the issued and outstanding common stock of the Company. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 40,640,000 shares of its common stock.

Subsequent to September 30, 2018, the Company issued 2,000,000 shares of common stock, for consulting services, valued at $19,950, or $0.01 per share.

On October 23, 2018, Crossover Capital Fund II, LLC (see Note 6) elected to convert $10,130 of outstanding principal and $370 of outstanding accrued interest into 3,000,000 shares of the Company’s common at $0.0035 per share.

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

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2018 and 2017, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore had minimal revenues during this quarter.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Our revenues for the three months ended September 30, 2018 and 2017, was $14,370 and $0, respectively. The revenues resulted from the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended September 30, 2018 and 2017, was $30,660 and $0, respectively. The direct costs of revenues resulted from the use of the assets licensed from DiscLive.

Research and Development

Our research and development expenses for the three months ended September 30, 2018 and 2017, was $2,538 and $24,778, respectively. The decrease in research and development expenses relative to last year reflected the decrease in full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2018 and 2017, was $317,875 and $172,319, respectively. The increase in general and administrative expenses relative to last year was due to increased amortization expense related to our recent acquisitions and increased professional fees.

Other Income (Expenses), Net

We recorded other expense, net of $218,393 for the three months ended September 30, 2018, compared to other expense of $110,712 for the three months ended September 30, 2017. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $74,587, a change in the gain on the extinguishment of derivative liability of $98,203, and decreased financing costs of $135,109, as compared to the prior year period. In addition, we recorded a loss on settlement of convertible note payable of $70,000, which did not occur during the prior year period.

Net Loss

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the three months ended September 30, 2018 was $555,096 compared to our net loss for the three months ended September 30, 2017 of $307,809.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Our revenues for the nine months ended September 30, 2018 and 2017, was $35,194 and $37,825, respectively. The revenues resulted from the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the nine months ended September 30, 2018 and 2017, was $68,062 and $35,151, respectively. The direct costs of revenues resulted from the use of the assets licensed from DiscLive.

Research and Development

Our research and development expenses for the nine months ended September 30, 2018 and 2017, was $17,711 and $92,905, respectively. The decrease in research and development expenses relative to last year reflected the decrease in full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2018 and 2017, was $731,323 and $631,057, respectively. The increase in general and administrative expenses relative to last year was due to increased amortization expense related to our recent acquisitions and increased professional fees.

Other Income (Expenses), Net

We recorded other expense, net of $133,391 for the nine months ended September 30, 2018, compared to other expense of $360,238 for the nine months ended September 30, 2017. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $352,060, the change in gain on the extinguishment of derivative liability of $181,982, and the change in financing costs of $129,905 as compared to the prior year period. In addition, we recorded a loss on settlement of debt of $114,248, and a gain on settlement of employee and vendor obligation of $41,112, all of which did not occur during the prior year period.

Net Loss

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the nine months ended September 30, 2018 was $1,099,183, compared to our net loss for the nine months ended September 30, 2017 of $1,081,526.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of September 30, 2018, we had cash and cash equivalents of $39,389.

We had negative cash flows from operating activities of $417,139 for the nine months ended September 30, 2018, compared with negative cash flows from operating activities of $318,757 for the nine months ended September 30, 2017. Our negative cash flows was to fund our operating losses.

We generated cash flows from financing activities of $446,250 for the nine months ended September 30, 2018, as compared to $374,000 for the nine months ended September 30, 2017. The cash flows from financing activities for the nine months ended September 30, 2018 was from proceeds received from the issuance of convertible notes.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2018, the Company incurred a net loss of $915,293, used cash in operations of $417,139 and had a stockholders’ deficit of $2,705,241 as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2017 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2018, the Company had cash on hand in the amount of $39,389. Subsequent to September 30, 2018, the Company received additional borrowings of $134,500. Management estimates that the current funds on hand will be sufficient to continue operations through December 2018. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Convertible Notes Payable

Ylimit, LLC

On May 9, 2016 the Company issued a convertible note to YLimit, LLC in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note will be converted at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $517,000 as of December 31, 2017 and the balance of the debt discount was $137,358. On April 12, 2018 and again on August 15, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $190,500 to a total of $707,500, and extended the maturity date to May 9, 2019. In addition, the amendment on April 12, 2018 modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. During the nine months ended September 30, 2018, the Company borrowed an additional $190,500. The balance of notes outstanding was $707,500 as of September 30, 2018 and the balance of the debt discount was $120,054.

Crossover Capital Fund II, LLC

On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. The balance of the note outstanding was $61,000 as of December 31, 2017. During the nine months ended September 30, 2018, the Buyer elected to convert $17,140 of outstanding principal and $4,960 of outstanding accrued interest into 4,200,000 shares of the Company’s common at $0.005 per share.

On March 2, 2018, the Company issued a second convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $38,500 with an interest rate of 10% per annum and a maturity date of December 2, 2018. The note included an original issue discount of $3,500. The note is convertible into shares of common stock of the Company at the lower of (i) $0.019 per share or, (ii) 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The Company is required to instruct its transfer agent to reserve 25,000,000 share of its common stock. The aggregate balance of the notes outstanding, and the related debt discounts was $82,360 and $8,820 as of September 30, 2018, respectively.

Golock Capital, LLC

From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The aggregate balance of the notes outstanding, and the related debt discount was $231,750 and $4,835, respectively, as of September 30, 2018.

DBW Investments, LLC

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

On January 18, 2018, the Company issued a second convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $35,000, which included an original issue discount of $5,000, with an interest rate at 10% per annum and a maturity date of October 18, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share. The aggregate balance of the notes outstanding, and the related debt discount was $56,000 and $684, respectively, as of September 30, 2018.

Black Ice Advisors, LLC

On September 6, 2018, the Company issued a convertible note to Black Ice Advisors, LLC (the “Buyer”) in the principal amount of $57,750 with an interest rate of 12% per annum (22% on default) and a maturity date of September 4, 2019. The note is convertible into shares of common stock of the Company at a 38% discount of the lowest trading price for the Company’s common stock during the prior twenty (20) trading day period. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 31,818,000 shares of its common stock. The balance of the note outstanding, and the related debt discount was $57,750 and $53,932, respectively, as of September 30, 2018.

Power Up Lending Group Ltd.

On July 9, 2018 and August 30, 2019, the Company issued two convertible notes to Power Up Lending Group Ltd. (the “Buyer”) in the principal amounts of $63,000 and $35,000, respectively. The notes carry an interest rate is 12% per annum (22% on default) and a maturity date of July 9, 2019 and August 30, 2019. The notes are convertible into shares of common stock of the Company at a 38% discount of the average of the two (2) lowest closing bid prices for the Company’s common stock during the prior fifteen (15) trading day period. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible notes are subject to prepayment penalties. The Company instructed its transfer agent to reserve 51,138,520 shares of its common stock. The aggregate balance of the notes outstanding, and the related debt discount was $98,000 and $80,701, respectively, as of September 30, 2018.

2 Doors Management, LLC

On April 12, 2018, the Company issued a convertible note to 2 Doors Management, LLC (“Lender”) in the principal amount of $15,000 with an interest rate of 10% per annum, and a maturity date of January 12, 2019. The convertible note was issued in conjunction with a prior year legal settlement with a vendor for which $15,000 was previously included in the Company’s accounts payable and accrued expenses balance on the Company’s consolidated balance sheet. No cash was received for the convertible note. The convertible note can be prepaid without penalty. In the event of default, the interest rate increases to the highest rate legally allowed. The note is convertible into shares of the Company’s common stock at $0.08 per share. In the event the Company successfully closes on a private offering of $1,000,000 or more, the Lender at closing of the offering may choose to either convert the convertible note into shares of the Company’s common stock at $0.08 per share or request repayment of up to 100 percent of the remaining principal and interest of the convertible note. The balance of the note outstanding was $15,000 as of September 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Changes in Internal Control

During the nine months ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2018.

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

Registrant	VNUE, Inc.

Date: November 19, 2018	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

