Form 10-K
period 2018-12-31
VNUE, Inc.
filed 2019-04-16
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53462

VNUE, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0543851
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

104 W. 29th Street, 11th Floor New York, NY 10001	(857) 777-6190
(Address of Principal Executive Offices)	(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at June 30, 2018 was approximately $1,205,154.

The number of shares of common stock of the registrant outstanding at December 31, 2018 was 105,635,816 shares. The number of shares of common stock of the registrant outstanding at April 11, 2019 was 254,705,898 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VNUE, INC.

Forward-Looking Statements

The statements in this annual report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business. Some forward looking statements that we may use include, without limitation, those statements that relate to:

•	Competition,

•	Market acceptance of our products,

•	Our ability to penetrate the market and continually innovate useful technologies,

•	Our ability to negotiate and enter into license agreements,

•	Our ability to raise capital,

•	Our ability to protect our intellectual property rights.

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

PART I

Item 1. Description of Business

Overview

We are a music technology company, that offers a suite of products and services that monetize and monitor music for artists, labels, performing rights organizations, publishers, writers, radio stations, venues, restaurants, bars, and other stakeholders in music.

Our parent company, VNUE, Inc., was incorporated as a Nevada corporation on April 4, 2006. On May 29, 2015, VNUE, Inc. (formerly Tierra Grande Resources Inc.) (“we”, “us” or “Our”), acquired VNUE, Inc., a company incorporated pursuant to the laws of the State of Washington (“VNUE Washington” or “VNUE”), resulting in VNUE becoming our wholly owned subsidiary and the holders of VNUE controlling our outstanding shares.

The acquisition of VNUE Washington was treated as a reverse acquisition, with VNUE Washington deemed the accounting acquirer of the company, and our publicly traded parent entity (formerly Tierra Grande Resources, Inc.) deemed the accounting acquiree under the acquisition method of accounting in accordance with Section 805-10-55 of the FASB Accounting Standards Codification.

The Company conducted a reverse stock split of the Company’s common stock at a ratio 1 for 10 of each share issued and outstanding on the effective date of April 15, 2017. The reverse was effective as to the market on August 7, 2017. All historical reported share amounts within have been adjusted to reflect the reverse stock split.

In 2017 we acquired our rights to the DiscLive entertainment assets and Set.fm™ technology, and in 2018 we acquired the SoundStr™ technology. We continue to develop these technologies.

Presentation of Information

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean VNUE, Inc. and its subsidiaries, unless the context requires otherwise. The term “VNUE” or “VNUE Washington” refers to our wholly owned operating subsidiary, VNUE, Inc.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview of our Current Business

The live music and entertainment space is constantly searching for new monetization outlets. Music licensing and royalties are particular “hot button” issues in the industry. We believe that we have developed solutions that create new revenue streams, and simultaneously helps to protect the rights of the creators and will help ensure they are properly compensated. This befits not only artist, labels, publishers and live venues but the fans as well.

Through VNUE, Inc., our wholly owned subsidiary, we now carry on business as a live entertainment music technology company that offers a suite of products and services which monetize and monitor music for artists, labels, performing rights organizations, publishers, writers, radio stations, venues, restaurants, bars, and other stakeholders in music. Our two main product lines are:

•	Set.fm™ / DiscLive Network™ - Our consumer app platform that allows fans to purchase the concert they just experienced instantly on their mobile device, and “instant” physical collectible products are recorded and sold at shows and online through the company’s exclusive partner DiscLive Network™, the 15-year pioneer in “instant live” recording.

•	Soundstr™ - Our technology which is a comprehensive music identification and rights management Cloud platform that, when fully deployed, can accurately track and audit public performances of music, creating a more transparent ecosystem for general music licensing and associated royalty payments, and will help to ensure the correct stakeholders are paid through the use of our “big data” collection.

While Set.fm™ and Soundstr™ are proprietary marks of the Company, DiscLive and its related marks and names are not owned by the Company and are owned or utilized by RockHose Live Media Productions, Inc. The Company has not filed any formal trademark applications relating to Set.fm™ with the United States US Patent and Trademark Office but has been using these marks openly since 2017 and claims common law rights to them.

We are a relatively new company. Our wholly owned VNUE subsidiary, only recently commenced operations in calendar year 2015 and we have undertaken mainly organizational activities and software application development. Our independent auditors have raised substantial doubts as to our ability to continue as a going concern without significant additional financing. Accordingly, for the foreseeable future, we will continue to be dependent on additional debt and equity financing in order to maintain our operations and continue with our development activities.

Acquisitions will be pursued where the Directors consider that there is clear value through the addition of expertise, customers, monetization potential or geographic footprint.

Our principal offices are located at 104 W. 29th Street, 11th Floor, New York, NY 10001. Our telephone number is 833-WE-R-LIVE.

The History of VNUE

VNUE was founded in August of 2013 by Matthew Carona and Louis Mann with the vision of creating a collective network of connected venues that empower and assist bands, artists, and entertainers to monetize their performance (audio & video) in the venue using mobile technologies.

In 2014, VNUE acquired Lively LLC a Seattle based music technology company and direct-to-fan mobile platform that brings artists, fans and brands together by capturing the live performance. In 2016, Zach Bair, CEO, took control of VNUE, and his team determined that the Lively IP, although valuable, had not been developed to the point where it could be deployed with major recording artist clients, and the decision was made to build and/or acquire other technologies which would help the company realize its goals. Bair and his team set out to immediately reset the company’s direction.

DiscLive™ Exclusive License

On July 10, 2017, we, through our wholly owned VNUE subsidiary, entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) (DiscLive and related marks indicated herein are marks utilized by DiscLive and the Company disclaims rights to those names or marks) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. This agreement provides VNUE with an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license for the foregoing rights. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer.

Set.fm™ Acquisition

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company acquired the assets of the digital live music distribution platform Set.fm™ from PledgeMusic (See Note 3 of the Consolidated Financial Statements herein). Set.fm™ allows us to record and sell live shows directly to fans’ mobile devices, uploading simultaneously with the artist’s performance, similar to the “instant live” physical distribution of DiscLive. The platform, which also features an innovative and easy-to-use DIY studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE has conducted updates, and intends to continually update, the Set.fm™ platform, to update and improve it, and has leveraged the platform for major label music clients and will continue to roll out additional functionality.

Soundstr™ Acquisition

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage (see Note 3 of the Consolidated Financial Statements herein).

The Company intends to continually update the above technologies, funds and resources permitting.

Markets and Opportunity

Our business has two “end users” or revenue sources:

•	the “consumer” side of the business, where we leverage our team’s expertise in recording live shows and releasing experiential content to fans immediately afterward (the “instant live” model), which consists of DiscLive, and Set.fm™, and

•	the emerging market of Music Recognition Technology (MRT), which is a B2B model whereby we identify music being played in bars, restaurants, other businesses, and radio stations, and tracing that music back to the original songwriters so that we can ensure the correct stakeholders are being paid. This is the Soundstr cloud and hardware technology. Eventually we envision of this functionality being merged together.

The following sections are broken up accordingly.

Set.fm™ & DiscLive™: “Instant Live Recording and Experiential Products”

DiscLive and set.fm™ provide fans with “instant” experiential content, so that they may walk out of a concert and take home their experience. The concert never ends with DiscLive and Set.fm™. With the increase in digital media (and related piracy issues), music concerts and related media and merchandising and events (e.g. post concert shows etc.) are becoming the primary driver in music revenues today.

How Instant Live Recording Works?

Teams follow tours and record major artists and release high quality products instantly via the set.fm™ mobile app and DiscLive physical products (online and onsite), capturing the emotion of the moment and translating that to sales. Set.fm™ also offers “indie” artists a free “Set.fm Studio” app to record themselves and sell their music on our platform. DiscLive is the pioneer, and VNUE CEO helmed that company since 2004, as well as EMI/Capitol Records version (2009-2012), called “Abbey Road Live”. Thousands of shows have been recorded all over the world and tens of thousands of products sold. Major artist clients (past and current) include Rob Thomas, Peter Frampton, King’s X, Bad Company, Slash, Seether, Devo, Blondie, and many others.

Size of the Instant Live Recording Market

According to Statistica, the global music business is currently valued at $51.5 billion. Within that market, live music revenue is projected to be over $31 billion by 2022, according to Pricewaterhouse Coopers. With sufficient capital that will be deployed into sales, marketing and branding resources, we believe that we can capture between $50-$100 million annually within three years with our experiential products.

Instant Live Recording

Revenue Model

Based on our team’s 14+ years of operations (through DiscLive, Abbey Road Live when aligned with EMI, and Set.fm), thousands of shows recorded around the world, and data collection available to us, we believe that the average sales conversion is 15%, with product prices averaging $25. This means that at a show of 1000 people attending, based on previous statistics, 150 of those people would purchase one of our products. With just ten tours of 20 tour dates each, and an audience of only 2500 per show, revenue potential is $1.875 million. With our upcoming 2019 Rob Thomas tour, we are estimating revenues of $1 million for just that one tour. We also market our products worldwide through our e-Commerce websites and through effective use of social networks. No assurance can be made that past results will be indicative of future results however, and a number of economic and technological factors could adversely affect our consumer spending habits.

Growth Potential for Instant Live Recording

This is a model that is scaled through the use of technology, software and hardware that we have specifically assembled to address our proprietary business practices which have been honed over the years, staffed with readily available contract personnel that we train specifically for our model. This does not age out. It is very much the “Ray Kroc” model, translated to music services, where the processes are repeatable, and we have an unbeatable product and service line. Since the business is primarily built on relationships, our ability to scale is only limited by access to capital. Scaling the opportunity is as simple as accessing the capital to acquire the equipment and contract labor to cover more tours.

Barriers to Entry & Obsolescence

We do not believe that our instant live recording business has any direct competitors at this time, and there are no known competitors to the Set.fm immediate distribution platform. Currently, fans merely take poor quality videos and audio recordings and just spread them (without obtaining intellectual property rights) on whatever social media they use. We believe, however, that our team has the time-tested trust of the music industry and proprietary processes and trade secrets developed over a decade that create substantial barriers to entry. Management has found that other companies have tried to enter the space in different formats but none have the industry trust, business processes and trade secrets that the Company has developed. We believe that because our focus is on creating experiential content, delivered instantly, in the manner in which the fan wants it (particularly digitally), our user base will continue to grow with repeat users. As the industry evolves, so will the manner in which concert-goers consume their content, and VNUE management believes that continued R&D and marketing is necessary to stay a step ahead.

Unlike a typical startup, Set.fm and DiscLive is a real product offering with measurable results, recognized brands, and a leadership team with deep domain experience, execution, and relationships.

Soundstr™

VNUE acquired the Soundstr technology in mid-2018. Soundstr™ is a patent-pending hardware/cloud-based Music Recognition Technology (MRT) platform that some have compared to the app “Shazam,” but which is focused on businesses such as radio stations, bars, restaurants, and other real-world scenarios that involve the public performance of music.

How Soundstr Works; PROs?

Anywhere that music is played in a public setting, such as radio stations, bars, restaurants, etc., it must be licensed by law. Royalties are required to be paid to the creators (songwriters, publishers) or rights holders when that music played in a public domain. Organizations called “Performing Rights Organizations,” a.k.a. PROs, are responsible for assessing and collecting royalties. Unfortunately, there has previously been no technology to accurately track and audit exactly what music is being played, and consequently licensees have to agree to “blanket” agreements, which are usually expensive, and whereby any music that a PRO is responsible for would be licensed, if it is theoretically played. The problem with this scenario is that due to the lack of tracking technology, there is inherent inaccuracy in which stakeholders (usually writers and artists) are paid, and further to that, in some cases, only a fraction of that PRO’s catalog may actually be played. Additionally, these businesses venues are so significant in number and yet so spread out in terms of location that this becomes extremely difficult to monitor let alone collect and enforce. This creates a massive market shortfall and discrepancy of licensing fees that would otherwise be generated from these businesses.

Soundstr™ has been created to address this, streamline it, and eliminate errors in royalty allocation. Soundstr™ listens to music, records it, and uploads it to the Cloud, where it is processed for identification via artificial intelligence (AI) and other means. Once the music is identified, several industry-leading databases are accessed to assemble deep metadata, and further processing is accomplished to build our own deep, authoritative database so that VNUE can create an accurate audit record of what has actually been played, and help to ensure the correct stakeholders are paid - while at the same time encouraging unlicensed venues to become licensed, and through the use of data, giving businesses the ability to negotiate more competitive licensing fees. Eventually, our system will support direct licensing. This creates a win for everyone involved - writers, publishers, artists, PROs, venues, and the other stakeholders.

Size of the Soundstr™ Market

Based on FCC data, as of 2019 there are 15,330 radio stations in the USA, and over 44,000 worldwide (CIA, 2010). According to Statistica, there are over 700,000 bars, taverns and restaurants in the US, and millions globally. Between the combined segments there is more than $500 million potential in recurring revenue per year. There are even more opportunities in various other verticals.

Soundstr™ Revenue Model

Soundstr™ is a subscription model whereby radio stations and other businesses would “sign up” and subscribe for a monthly, annual or other fee. This product line is currently is about 80% complete, with our hardware already 100% complete). Further development is required for additional automation. Each location will be charged an installation fee and a monthly automated subscription charge. In addition to the subscription amount, we will also charge a percentage of the net savings from being able to reduce the licensing fees radio stations pay to PROs. For bars, restaurants, and other similar “brick and mortar” businesses we will likely charge a monthly fee, or it will be offered for free due to advertising revenue which will offset the monthly cost of the unit. Soundstr™ also has a built-in “beacon” technology to allow VNUE to push the aforementioned targeted advertising using geo-centric mobile applications. That revenue offsets the cost to the business owner and adds additional revenue to VNUE’s profit center.

Growth Potential for Soundstr™

Initially Soundstr™ will be rolled out to radio (we already have one contract), and then to brick and mortar establishments. This is because there is more opportunity to scale quickly in radio, with large consolidated radio groups having single decision makers, rather than thousands upon thousands of individual business owners. For radio stations and other “professional” clients, VNUE will install the Soundstr devices and provide fee-based services. We plan to roll out Soundstr™ as a self-installed item for brick and mortar establishments, which will be fulfilled via Amazon, allowing for greater scale and lower cost. Currently there are 450 Soundstr™ devices already built in China awaiting import pending funding. Our plan is to have those devices into the country and deployed within 12 months, during which time our goal will be to raise additional funds to manufacture 10,000 more units. At that scale, each unit is $21 each. The 450 units will get us to approximately $1.21 million in revenue deployed almost exclusively in radio stations. The deployment and roll out of additional units is dependent upon funding. Assuming we are able to build and deploy 10,000 units, revenues will hit $36 million annually, not taking into account additional revenues from anticipated reduction in fees charged to clients by the PROs. It will take approximately $8-10 million to get us to $36 million in revenue. Our manufacturer has advised us that it is capable of manufacturing 10,000-20,000 units per month. Over time we hope to have both radio stations as well as other brick and mortar establishments and venues. This product also provides potential growth due to advertisement, sales of data etc. We believe that the data we will be collecting could potentially be one of the strongest revenue drivers.

Barriers to Entry & Obsolescence

Currently the PROs “attempt” to fill the void only in part, by employing statistical data and guesswork which, we believe leaves no room for independents or new media. Accordingly, we are not aware of any direct competitors. This market, we believe, is “white hot” however, and we believe will quickly become competitive. There is a great deal of interest in MRT, and some smaller startups in Europe have deployed technology to track DJ music (electronic), which is only a small subset of what we are able to capture (live, recorded, DJ, karaoke, radio, etc.).

We have patent-pending technology, USPTO Application US 2017/0316089, “System and Method for Capturing, Archiving and Controlling Content in a Performance Venue,” which creates a significant barrier to entry, and we expect to file more IP protection as we are funded. Another barrier to entry is the executive team, which has considerable success in the domain, as well as deep relationships. Because the system is predominantly Cloud-based, with software that evolves, we intend to continue maintain and update the software so as to remain relevant and effective. Our hardware is tablet based with some customized casing and components, and as technology continues to improve, our hardware will evolve as well, but will remain backward compatible. Additionally, as additional barriers to entry, we anticipate building open-architecture rack-mounted units, software plug-ins to compliment professional recording software and track internet radio, and in fact, we expect to combine Soundstr technology into Set.fm, so we can identify music we are recording on-the-fly and eventually enable “instant” and seamless licensing. This new technology be protected through additional patent filings.

License Agreement with Universal Music Corp.

On November 2, 2015, we entered into a License Agreement with Universal Music Corp. (“Universal”). The License Agreement is effective September 8, 2015, and had a term of Two (2) Years from the Effective Date. Under the terms of the License Agreement, Universal is granting to VNUE a non-exclusive, non-transferable, non-sub-licensable license to create and distribute content using certain Universal compositions, more specified in the Grant of Right’s section of the License Agreement. This agreement has since expired.

Key Business Strengths

Management believes that the key factors or features of our business that will contribute to VNUE’s success are:

Expertise and experience in “Instant Live” Content Production and Distribution - VNUE’s team members have been involved in the business of instant live content since 2003. VNUE’s CEO pioneered this concept and commercialized it with the original DiscLive in 2004, and has continued over the years to develop the processes and methodologies used to gain trust and a competitive advantage in the music business. Due to this lengthy history, and trust by major labels, management companies, and related parties, VNUE should remain in position of strength in terms of this model, and plans to continue to develop the model and introduce new innovative and immersive software features to fans.

Intellectual Property - VNUE has pending patents for our Soundstr™ technology, and expects to file more related patents around the Soundstr™ platform, as well as Set.fm™.

The Company has not filed any formal trademark applications relating to Set.fm™ or Soundstr™ with the United States US Patent and Trademark Office but has been using these marks openly since approximately fall 2017 and spring 2018 respectively, although both marks had been in use well before our acquisition of the assets.

We have patent-pending technology, USPTO Application US 2017/0316089, “System and Method for Capturing, Archiving and Controlling Content in a Performance Venue” which relates to our Soundstr™ technology.

Employees

We currently have two full-time and seven part-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development. The remuneration paid to our officers and directors will be more completely described elsewhere our audited financial statements. We expect to double the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

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

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

As stated above we have patents pending for our Soundstr™ technology, and expect to file more patents and trademarks around technology we are developing or have already developed, or plan to develop, funds permitting. We will continue to assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development

We spent $12,369 on research and development activities during the year ended December 31, 2018, primarily related to the development of our proprietary software and we anticipate that we will incur additional costs on research and development over the next 12 months. Our planned expenditures on our operations are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 104 W. 29th Street, 11th Floor, New York, NY 10001. Our telephone number is 833.WE.R.LIVE. The office space is shared with other companies and entrepreneurs and we pay $618 per month for the use of the space on a month to month basis. We began use of the office space in April 2015. We also lease a property in Memphis, TN, located at 5711 Raleigh LaGrange Road, Memphis, TN, 38134, for the purpose of our distribution and fulfillment center, and equipment storage for recording and producing our live products. We have or lease no other property.

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

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying condensed consolidated balance sheets at December 31, 2017. On April 12, 2018, the Company and Hughes Media Law Group, Inc. (“HLMG”) entered into a conversion and cancellation of debt agreement relating to the outstanding obligation. The Company agreed to convert the total remaining outstanding obligation of $118,065 into 3,935,512 shares of common stock, or $0.03 per share (see Note 8 of Consolidated Financial Statements herein).

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Complaint, as subsequently amended before submission of an answer by the Company, alleged total damages of $160,842.76 and other remedies. The Company denies any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily dismissed on February 27, 2019 by the plaintiff. The Company denies any liability in connection with the foregoing and is continuing to negotiate resolution of the matter with the Stout Law Group, S.A.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Our common shares are quoted on the OTC Markets under the symbol “VNUE”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Our common stock became eligible for quotation on the OTC Markets on November 18, 2013. As of December 31, 2018, only a minimal amount of shares have traded on OTC Markets.

The Company has 750,000,000 shares of common stock, par value $.0001 per share authorized with 105,635,816 shares issued and outstanding.

Stockholders of Our Common Shares

The table below sets forth the high and low bid prices for our common stock on the OTCBB for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High ($)	Low ($)
October 1, 2018 - December 31, 2018	0.0130	0.0070
July 1, 2018 - September 30, 2018	0.0300	0.0052
April 1, 2018 - June 30, 2018	0.0282	0.0040
January 1, 2018 -March 31, 2018	0.0440	0.0140
October 1, 2017 - December 31, 2017	0.0130	0.0070
July 1, 2017 - September 30, 2017	0.0300	0.0052
April 1, 2017 - June 30, 2017	0.0282	0.0040
January 1, 2017 -March 31, 2017	0.0440	0.0140

On March 30, 2019, the closing price of our shares of common stock on the OTCBB was $0.0014.

Holders

As of December 31, 2018, there were approximately 217 holders of record of our common stock.

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

Equity Compensation Plans

In April 2013, we adopted a 2012 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term success of our company and the creation of stockholder value by encouraging the attraction and retention of qualified employees and non-employee directors, encouraging them to focus on critical long-range objectives of our company and linking their interests directly to stockholder interests through increased stock ownership. The Plan seeks to achieve this purpose by providing for various types of incentive awards to participants. We believe it is important to have flexibility to grant various types of equity awards to our employees so that we can react appropriately to the changing environment. While the Plan authorizes the issuance of up to 15,000,000 shares of our common stock, no securities have been issued under the Plan to date.

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

	As of December 31, 2018
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

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Among our forward-looking statements are those statements that relate to our plans, expenditures and obligations. As we are a pre revenue company we are completely dependent on capital raising activities in order to effectuate these plans or fulfill our capital obligations. Other forward looking statements include those statements that relate to consumer acceptance of our products as well as music and entertainment industry acceptance of our services and revenue models and, our ability to implement this model.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”) or may file from time to time. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Overview

Following the Merger on May 29, 2015, we now carry on business as a live entertainment music technology company that offers a suite of products and services which monetize and monitor music for artists, labels, performing rights organizations, publishers, writers, radio stations, venues, restaurants, bars, and other stakeholders in music.

The company’s Set.fm™ consumer app platform allows fans to purchase the concert they just experienced instantly on their mobile device, and “instant” physical collectible products are recorded and sold at shows and online through the company’s exclusive partner DiscLive Network™, the 15-year pioneer in “instant live” recording.

The company’s Soundstr™, technology is a comprehensive music identification and rights management Cloud platform that, when fully deployed, will accurately track and audit public performances of music, creating a more transparent ecosystem for general music licensing and associated royalty payments, and will help to ensure the correct stakeholders are paid through the use of our “big data” collection.

In 2016, Zach Bair was appointed as CEO of the Company, and, after deliberation with management, the Company determined that the Lively IP previously owned by the Company, although not valueless, had not been developed to the point where it could be deployed with major recording artist clients, and the decision was made to build and/or acquire other technologies which would help the company realize its goals.

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

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage (see Note 3 of the Consolidated Financial Statements herein).

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the twelve months ended December 31, 2018 should be read in conjunction with our audited consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore have only nominal revenues or income. Accordingly, we are completely dependent on our capital raising efforts in order to complete development and roll out our products.

Twelve Months Ended December 31, 2018 Compared to Twelve Months Ended December 31, 2017

Revenues

Our revenues for the twelve months ended December 31, 2018 and 2017, amount to $82,881 and $37,825, respectively. The revenues resulted from the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the twelve months ended December 31, 2018 and 2017, amounted to $111,086 and $35,121, respectively. The increase in costs resulted from the aggressive “signing” of multiple artists to record their tours, executing said tours, and awaiting recoup of expenses through product sales. Each tour involves up-front costs such as raw materials, as well as travel expenses, etc., and as sales come through online, these costs are eventually recouped (in some cases they are recouped on-site).

Research and Development

Our research and development expenses for the twelve months ended December 31, 2018 amounted to $12,369 compared to $118,934 for the twelve months ended December 31, 2017. The decrease in research and development expense reflects the decrease in full time personnel and contract labor caused by our lack of sufficient working capital. We are dependent on raising additional capital to continue proper R&D. We believe that R&D is a material portion of our business plan and if we are unable to raise sufficient capital or to implement a proper R&D program we will be adversely affected. As we continue to move forward, we expect to spend more on R&D due to our product roadmap and in further developing solutions that will invoke both consumer interest as well as further automation and usability of our products.

General and Administrative Expenses

Our general and administrative expenses for the twelve months ended December 31, 2018 and 2017, amounted to $957,141 and $890,672, respectively. The increase in general and administrative expenses relative to the prior year was due primarily to increased amortization expense of $156,809, related to our recent acquisitions, offset by decreased compensation expense and legal and professional fees. These expenses were covered primarily by our raising capital in the form of debt and equity financings during these period.

 Intangible Asset Impairment

During the year ended December 31, 2018, we evaluated our intangible assets and determined that $204,165 was impaired (see Note 3 of the Consolidated Financial Statements herein). No such transaction occurred in the prior year.

Other Income (Expenses), Net

We recorded other expense, net for the twelve months ended December 31, 2018 of $1,154,397 compared to other expense, net of $186,624 for the twelve months ended December 31, 2017. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $343,669, increased financing costs of $649,825, decrease in gain on extinguishment of derivative liability of $135,946, decrease in gain on settlement of obligations of $366,623, offset by a loss on settlement of convertible notes payable of $159,048, which did not occur in the prior year.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the twelve months ended December 31, 2018 and 2017, was $2,356,278 and $1,193,556, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans, including convertible debt. Our ability to raise capital in the form of equity or convertible debt will be hindered if and as our stock price decreases or we are required to increase our capitalization.

As of December 31, 2018, we had cash and cash equivalents of $18,191.

We had negative cash flow from operating activities of $575,837 for the twelve month ended December 31, 2018, compared with negative cash flow from operating activities of $437,674 for the twelve months ended December 31, 2017. The increase in our negative cash flows from operating activities for the period is primarily due to increased direct cost of revenues related to executing our business plans during the twelve months ended December 31, 2018.

We used $50,000 in cash from investing activity related to the purchase of assets during the twelve months ended December 31, 2017 (see Note 3 to our Consolidated Financial Statements herein). No similar activity occurred during the twelve months ended December 31, 2018.

We had positive cash flow from financing activities of $583,750 for the twelve months ended December 31, 2018 as compared to $480,000 for the twelve months ended December 31, 2017. The cash flows from financing activities for the twelve months ended December 31, 2018 were primarily due to $583,750 in proceeds from convertible notes. The cash flows from financing activities for the twelve months ended December 31, 2017 were primarily due to $513,000 in proceeds from convertible notes less $33,000 repayment of a convertible note payable.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have expressed doubt as to the ability of the Company to continue as a going concern. The Company had a stockholders’ deficit of $4,054,329 at December 31, 2018, and incurred a net loss of $2,356,277, and used net cash in operating activities of $575,837 for the reporting period then ended. Certain of the Company’s notes payable are also past due, however, we have negotiated extensions for them and continue to honor them. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will only be sufficient to continue operations through June 2019. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity or convertible debt securities for cash to operate our business. However, among other risks and uncertainties, given our low stock price, and limited number of authorized common shares available for issuance, we will likely be required to increase our authorized capital in order to accommodate these financings, which action will require shareholder approval. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

We have not generated revenues, have incurred losses since our inception, and rely upon the sale of our common stock and loans from related and other parties to fund our operations. We do not anticipate generating any revenues in the foreseeable future, and if we are unable to raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

Notes Payable

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000, with a default rate of 7%. The note became due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. The Company’s Form S-1 was declared effective on March 8, 2016, however, the Company did not repay the note before March 22, 2016; therefore, the note fell into default at an interest rate of 7%. The balance of the note payable outstanding was $9,000 as of December 31, 2018 and December 31, 2017, respectively

Convertible Notes Payable

Convertible notes payable consist of the following:

		As of
		December 31,	December 31,
		2018	2017
Various Convertible Notes	(a)	$45,000	$55,000
Ylimit, LLC Convertible Notes	(b)	707,500	517,000
Crossover Capital Fund II, LLC Convertible Notes	(c)	62,714	61,000
Golock Capital, LLC Convertible Notes	(d)	302,067	191,750
DBW Investments	(e)	56,000	21,000
Black Ice Advisors	(f)	57,750	-
Power Up Lending Group	(g)	133,000	-
2 Doors	(h)	15,000	-
Kingsley Family Trust	(i)	50,000	-
LG Capital Funding, LLC	(j)	52,500	-
Total Convertible Notes		1,484,531	845,750
Discount		(249,241)	(198,025)
Convertible notes, net		$1,232,290	$647,725

___________

(a)

In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is convertible at a price equal to 80% of the price paid per share paid by the investors in the Next Equity Financing (as defined in the Note); (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of December 31, 2017. On April 8, 2018, a note holder elected to convert a $10,000 convertible note plus outstanding accrued interest of $3,652 into 200,000 shares of the Company’s common at $0.02 per share (see Note 8). The balance of the notes outstanding was $45,000 as of December 31, 2018, of which $30,000 was due to related parties.

(b)

On May 9, 2016 the Company issued a convertible note to YLimit, LLC in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, and as such an additional $217,000 was advanced to the Company with the terms remaining the same except that the conversion feature was modified to state that all borrowings under the note will be converted at 85% of the per share stock price in a subsequent equity funding, but in no event shall the conversion price be less than $0.035 per share. The balance of the notes outstanding was $517,000 as of December 31, 2017 and the balance of the debt discount was $137,358. On April 12, 2018 and again on August 15, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $190,500 to a total of $707,500, and extended the maturity date to May 9, 2019. In addition, the amendment on April 12, 2018 modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. This feature gave rise to a derivative liability of $135,900 during the period ended December 31, 2018 that is discussed below. During the twelve months ended December 31, 2018, the Company borrowed an additional $190,500. The balance of notes outstanding was $707,500 as of December 31, 2018 and the balance of the debt discount was $70,078.

(c)

On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. The balance of the note outstanding was $61,000 as of December 31, 2017. During the twelve months ended December 31, 2018, the Buyer elected to convert $36,786 of outstanding principal and $5,614 of outstanding accrued interest into 12,100,000 shares of the Company’s common at $0.0035 per share.

On March 2, 2018, the Company issued a second convertible note to Crossover Capital Fund II, LLC in the principal amount of $38,500 with an interest rate of 10% per annum and a maturity date of December 2, 2018. The note included an original issue discount of $3,500. The note is convertible into shares of common stock of the Company at the lower of (i) $0.019 per share or, (ii) 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. This feature gave rise to a derivative liability of $116,098 that is discussed below. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The aggregate balance of the notes outstanding, and the related debt discounts was $62,714 and $0 as of December 31, 2018.

(d)

From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017. The Golock notes have a limitation that prohibits converting into more than 9.99% of the company at any given time.

On February 2, 2018, the Company issued a second convertible note to Golock Capital, LLC in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggy back registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The Golock notes have a limitation that prohibits converting into more than 9.99% of the company at any given time.

On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 that is discussed below.  The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs.  The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

(e)

On December 20, 2017, the Company issued a convertible note to DBW Investments, LLC in the principal amount of $21,000 with an interest rate of 10% per annum and a maturity date of September 20, 2018. The note included an original issue discount of $1,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued a warrant to the Lender for 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The balance of the note outstanding and the debt discount was $21,000 and $0, respectively, as of December 31, 2017.

On January 18, 2018, the Company issued a second convertible note to DBW Investments, LLC in the principal amount of $35,000, which included an original issue discount of $5,000, with an interest rate at 10% per annum and a maturity date of October 18, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount and the beneficial conversion feature totaling $10,367 was recorded as a debt discount and will be amortized to interest expense over the term of the note. The aggregate balance of the notes outstanding, and the related debt discount was $56,000 and $0, respectively, as of December 31, 2018.

(f)

On September 6, 2018, the Company issued a convertible note to Black Ice Advisors, LLC in the principal amount of $57,750 with an interest rate of 12% per annum (22% on default) and a maturity date of September 4, 2019. The note is convertible into shares of common stock of the Company at a 38% discount of the lowest trading price for the Company’s common stock during the prior twenty (20) trading day period. This feature gave rise to a derivative liability of $81,092 that is discussed below. The note holder is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 31,818,000 shares of its common stock. The balance of the note outstanding, and the related debt discount was $57,750 and $53,932, respectively, as of December 31, 2018.

(g)

On July 9, 2018, August 30, 2019, and October 18, 2018, the Company issued three convertible notes to Power Up Lending Group Ltd. in the principal amounts of $63,000, $35,000, and $35,000 respectively. The notes carry an interest rate is 12% per annum (22% on default) and a maturity date of July 9, 2019, August 30, 2019, and October 18, 2019. The notes are convertible into shares of common stock of the Company at a 38% discount of the average of the two (2) lowest closing bid prices for the Company’s common stock during the prior fifteen (15) trading day period. This feature gave rise to an aggregate derivative liability of $281,813 that is discussed below. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible notes are subject to prepayment penalties. The Company instructed its transfer agent to reserve 89,741,461 shares of its common stock. The aggregate balance of the notes outstanding, and the related debt discount was $133,000 and $39,295, respectively, as of December 31, 2018.

(h)

On April 12, 2018, the Company issued a convertible note to 2 Doors Management, LLC in the principal amount of $15,000 with an interest rate of 10% per annum, and a maturity date of January 12, 2019. The convertible note was issued in conjunction with a prior year legal settlement with a vendor for which $15,000 was previously included in the Company’s accounts payable and accrued expenses balance on the Company’s consolidated balance sheet. No cash was received for the convertible note. The convertible note can be prepaid without penalty. In the event of default, the interest rate increases to the highest rate legally allowed. The note is convertible into shares of the Company’s common stock at $0.08 per share. In the event the Company successfully closes on a private offering of $1,000,000 or more, the Lender at closing of the offering may choose to either convert the convertible note into shares of the Company’s common stock at $0.08 per share or request repayment of up to 100 percent of the remaining principal and interest of the convertible note. The balance of the note outstanding was $15,000 as of December 31, 2018.

(i)

On October 18, 2018, the Company issued a convertible note to Kingsley Family Trust in the principal amounts of $50,000. The note carries an interest rate of 10% per annum and a maturity date of March 19, 2020. If the Company is successful in raising equity financing of $2,000,000 or more, the Lender may choose either to convert this note into shares of common stock of the Company or request repayment of up to 25% of the principal and interest of the Note and covert the remaining balance into common stock. If Lender chooses to converted the principal and interest of this note into common stock of the Company, then Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by Company to Lender as of the date of conversion divided by seventy-five percent (75%) of the per share stock offered in the private placement memorandum. If the raising of equity financing of $2,000,000 or more is unsuccessful, then the conversion price shall be seventy-five percent (75%) of the closing bid price for the Company’s common stock as of the closest trading date prior to the date of the Company’s receipt of Lender’s written notice to convert, however in no event shall the conversion price be less than $0.035 per share. This feature gave rise to an aggregate derivative liability of $15,619 that is discussed below. The aggregate balance of the note outstanding, and the related debt discount was $50,000 and $13,387, respectively, as of December 31, 2018.

(j)

On October 23, 2018, the Company issued a convertible note to LG Capital Funding, LLC in the principal amount of $52,500 with an interest rate of 8% per annum (24% on default) and a maturity date of October 23, 2019. The note is convertible into shares of common stock of the Company at 58% of the lowest trading price for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company. This feature gave rise to a derivative liability of $145,867 that is discussed below. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 40,640,000 shares of its common stock. The aggregate balance of the notes outstanding, and the related debt discount was $52,500 and $42,575, respectively, as of December 31, 2018.

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

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VNUE, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VNUE, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2018 and has a stockholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Los Angeles, California

April 16, 2019

VNUE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

Assets
Current Assets
Cash	$18,191	$10,278
Prepaid expenses	667	667
Total current assets	18,858	10,945

Intangible assets, net	233,429	320,833
Total assets	$252,287	$331,778

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$665,771	$660,506
Accrued payroll to officers	146,325	508,460
Purchased liabilities	193,909	-
Advances from stockholders	14,720	14,720
Note payable to officer	-	74,131
Notes payable	9,000	9,000
Convertible notes payable, net	1,202,290	617,725
Convertible notes payable, related parties, net	30,000	30,000
Derivative liabilities	1,744,601	866,873
Total current liabilities	4,006,616	2,781,415

Purchase liability	300,000	300,000
Total liabilities	4,306,616	3,081,415

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 105,635,816 and 74,335,070 shares issued and outstanding, respectively	10,564	7,433
Additional paid-in capital	6,493,069	4,755,719
Common stock to be issued, 3,964,352 shares and 6,537,352 shares, respectively	243,839	932,734
Accumulated deficit	(10,801,801)	(8,445,523)

Total Stockholders’ Deficit	(4,054,329)	(2,749,637)

Total Liabilities and Stockholders’ Deficit	$252,287	$331,778

See accompanying notes to the consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2018

	Years Ended December 31,
	2018	2017

Revenues	$82,881	$37,825

Operating expenses:
Direct costs of revenues	111,086	35,151
Research and development	12,369	118,934
General and administrative	957,141	890,672
Intangible asset impairment	204,165	-
Total operating expenses	1,284,761	1,044,757
Loss from operations	(1,201,880)	(1,006,932)
Other income (expense):
Change in fair value of derivative liability	294,767	(48,902)
Gain on extinguishment of derivative liability	156,892	292,838
Loss on settlement of convertible notes payable	(159,048)	-
Financing costs	(1,488,121)	(838,295)
Gain on settlement of obligations	41,112	407,735
Other income (expense), net	(1,154,397)	(186,624)
Net loss	$(2,356,278)	$(1,193,556)

Earnings per share - Basic and diluted	$(0.03)	$(0.02)
Weighted average common shares outstanding - Basic and diluted	89,153,042	68,959,474

See accompanying notes to the consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock, par value $0.0001		Additional	Shares		Total
	Number of Shares	Amount	Paid-In Capital	to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2016	64,487,971	$6,449	$4,428,357	$903,570	$(7,251,967)	$(1,913,591)

Shares return by officer	(5,000,000)	(500)	500			-

Shares transferred by officer to pay vendor			18,000			18,000

Shares issued for services	4,575,000	457	110,667	578		111,702

Shares issued in settlement of outstanding claims	3,090,363	309	41,798	(27,474)		14,633

Common stock issuable upon settlement				56,060		56,060

Shares issue for conversion of debt	7,181,736	718	62,803			63,521

Fair value of warrants issued related to convertible note payable			27,739			27,739

Beneficial conversion feature on conversion of note			65,855			65,855

Net loss					(1,193,556)	(1,193,556)

Balance, December 31, 2017	74,335,070	$7,433	$4,755,719	$932,734	$(8,445,523)	$(2,749,637)

Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount in settlement of accrued payroll	-	-	40,367			40,367

Gain on extinguishment of accrued payroll to officers/shareholders recorded as contributed capital			419,003			419,003

Shares issued for services	3,813,000	381	707,514	(707,895)		-

Shares issued in settlement of a note payable and accrued payroll to officers	3,746,660	375	74,558	-	-	74,933

Shares issued in settlement of accounts payable	5,616,086	562	160,421	-	-	160,983

Shares issued for services	3,550,000	355	53,595	19,000		72,950

Shares issued on conversion of notes payable	12,300,000	1,230	213,870			215,100

Shares issued for acquisition	2,275,000	228	68,022			68,250

Net loss					(2,356,278)	(2,356,278)

Balance, December 31, 2018	105,635,816	$10,564	$6,493,069	$243,839	$(10,801,801)	$(4,054,329)

See accompanying notes to the consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(2,356,278)	$(1,193,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(294,767)	48,902
Derivative value in excess of convertible notes considered financing costs	346,619	283,952
Fair value of derivative recorded as financing costs	553,000	-
Financing costs on amendment to notes payable	43,250	-
Gain on extinguishment of derivative liability	(156,892)	(292,838)
Gain on settlement of vendor obligations	(41,112)	-
Loss on extinguishment of debt	159,048	-
Amortization of debt discount	432,419	392,998
Amortization of intangible assets	185,976	29,167
Impairment of intangible assets	204,165	-
Beneficial conversion feature on conversion of note	-	65,855
Original issue discount on convertible note payable	-	10,750
Shares transferred by officer to pay vendor	-	18,000
Shares issued for services	72,950	111,703
Gain on settlements	-	(407,735)
Changes in operating assets and liabilities:
Prepaid expense	-	(667)
Accounts payable and accrued expenses	258,693	212,045
Purchased obligations	(40,578)	-
Accrued payroll to officers	57,670	283,750
Net cash used in operating activities	(575,837)	(437,674)

Cash flow from investing activities
Purchase of intangible assets	-	(50,000)
Net cash used in investing activities	-	(50,000)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	583,750	513,000
Repayment of convertible notes payable	-	(33,000)
Net cash provided by financing activities	583,750	480,000

Net Change in Cash	7,913	(7,674)

Cash - Beginning of the Reporting Period	10,278	17,952

Cash - End of the Reporting Period	$18,191	$10,278

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-	$-

Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$215,100	$63,521
Common shares issued in settlement of accounts payable and accrued expenses	$160,983	$70,693
Common shares issued up conversion of accrued payroll	$74,933	$-
Convertible note issued in settlement of accounts payable	$15,000	$-
Return of common shares by officer	$-	$(500)
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$483,635	$311,000
Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	$40,367	$27,739
Fair value of common shares issued and liabilities assumed upon the acquisition of Soundstr	$302,737	$-
Capital contribution upon conversion of accrued payroll for officers/shareholders	$419,003	$-
Liability incurred on purchase	$-	$300,000

See accompanying notes to the consolidated financial statements.

VNUE, INC.

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the consolidated financial statements, the Company had a stockholders’ deficit of $4,054,329 at December 31, 2018, and incurred a net loss of $2,356,278, and used net cash in operating activities of $575,837 for the reporting period then ended. Certain of the Company’s notes payable are also past due and in default. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent to December 31, 2018, the Company received additional borrowings of $138,000 (see Note 10). Management estimates that the current funds on hand will be sufficient to continue operations through June 30, 2019. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations with no operations at December 31, 2018 and 2017, respectively. Inter-company balances and transactions have been eliminated.

Revenue Recognition

Prior to January 1, 2018, the Company recognizes revenue on the sale of digital video disks (DVD) that contain the recording of live concerts and made available to concert viewers immediately after the show and on-line. Revenue is recognized on the sale of a product when the risk of loss transfers to our customers, and collection of the receivable is reasonably assured, which generally occurs when the product is purchased.

Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used to perform impairment tests of long term assets, accruals for potential liabilities, valuation of derivative liabilities, and equity instruments issued for financing or services, and the valuation of deferred tax assets.

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

The fair value of the derivative liabilities of $1,744,601 and $866,873 at December 31, 2018 and 2017, respectively, were valued using Level 2 inputs.

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

Loss per Common Share

Basic net loss per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share at December 31, 2018 and 2017, because their impact was anti-dilutive. As of December 31, 2018, and 2017, the Company had total outstanding warrants 8,004,708 and 5,004,708, respectively, and shares related to convertible notes payables of 305,609,737 and 110,015,835, respectively, which were excluded from the computation of net loss per share because they are anti-dilutive.

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

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by ASC Topic 350 - Goodwill and Other. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

In December 2018, the Company reviewed its intangible assets for impairment and based on our findings, recorded an impairment charge of $204,165 for the unamortized balance of the $350,000 acquisition cost of Set.fm.  The  remaining intangible assets balance was $233,429 at December 31, 2018 (see Note 3).

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company’s tax years 2014 to 2018 remain subject to examination by major tax jurisdictions.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The guidance in ASU 2017-11 can be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 - INTANGIBLE ASSETS AND PURCHASE LIABILITY

Intangible assets as of December 31, 2018 and December 31, 2017, consist of the following:

	December 31,
	2018	2017

Intangible assets	$302,737	$350,000
Accumulated amortization	(69,308)	(29,167)
Intangible assets, net	$233,429	$320,833

Asset Acquisition - Set.fm

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

The Company assigned $350,000 of the purchase price to intellectual property which will be amortized over a three (3) year period. Total amortization expense during the twelve months ended December 31, 2018 and 2017, was $116,668 and $29,167, respectively, which is included in general and administrative expense in the Consolidated Statements of Operations. In December 2018, the Company reviewed this intangible asset for impairment and based on our findings, recorded an impairment charge of $204,165, leaving no intangible asset balance remaining at December 31, 2018.

Asset Acquisition - Soundstr

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage. The Company purchased the assets of Soundstr by agreeing to issue 2,275,000 shares of the Company’s common stock, valued at $68,250, based on the closing market price of the Company’s stock on the date of the agreement, and the Company agreed to assume and pay $234,487 of identified Soundstr obligations within 60 days of April 23, 2018. The outstanding balance of the assumed Soundstr obligations was $193,909 as of December 31, 2018.

The Company assigned the aggregate purchase price of $302,737 to intellectual property which will be amortized over a three (3) year period. Total amortization expense during the year ended December 31, 2018, was $69,308, which is included in general and administrative expense in the Consolidated Statements of Operations.

Total estimated future amortization expense with respect to intangible assets is as follows:

Years Ending December 31,	Amount
2019	$100,912
2020	100,912
2021	31,605
Total	$233,429

NOTE 4 - RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $82,881 and $37,825 and direct cost of revenues of $111,086 and $35,151 during the twelve months ended December 31, 2018 and 2017, respectively, were recorded using the assets licensed under this agreement.

Advances from Stockholders / Employees

From time to time, employees of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. As of December 31, 2018 and December 31, 2017, the advances from the employees were $14,720 and $14,720, respectively.

Note payable to President and Significant Stockholder

On December 31, 2014 the Company entered into a note payable agreement with its President, and significant stockholder of the Company. The note is unsecured, non-interest bearing and due on December 31, 2024. As of December 31, 2017, the note payable balance to the officer was $74,131. On April 9, 2018, the Company and its President entered into a conversion and cancellation of debt agreement in which the Company issued 3,746,660 common shares for payment in full and the note was retired (see Note 8).

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

During the year ended December 31, 2018 and 2017, the Company incurred costs of $60,000 and $0, respectively, relating to these agreements. As of December 31, 2018, $40,000 of compensation is owed to MANN and included in accounts payable and accrued expenses.

NOTE 5 - NOTE PAYABLE (IN DEFAULT)

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%. The balance of the note payable outstanding was $9,000 as of December 31, 2018 and December 31, 2017, respectively.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

		As of
		December 31,	December 31,
		2018	2017
Various Convertible Notes	(a)	$45,000	$55,000
Ylimit, LLC Convertible Notes	(b)	707,500	517,000
Crossover Capital Fund II, LLC Convertible Notes	(c)	62,714	61,000
Golock Capital, LLC Convertible Notes	(d)	302,067	191,750
DBW Investments	(e)	56,000	21,000
Black Ice Advisors	(f)	57,750	-
Power Up Lending Group	(g)	133,000	-
2 Doors	(h)	15,000	-
Kingsley Family Trust	(i)	50,000	-
LG Capital Funding, LLC	(j)	52,500	-
Total Convertible Notes		1,484,531	845,750
Discount		(249,241)	(198,025)
Convertible notes, net		$1,232,290	$647,725

_____________

(a)

In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $55,000 as of December 31, 2017. On April 8, 2018, a note holder elected to convert a $10,000 convertible note plus outstanding accrued interest of $3,652 into 200,000 shares of the Company’s common at $0.02 per share (see Note 8). The balance of the notes outstanding was $45,000 as of December 31, 2018, of which $30,000 was due to related parties.

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

On April 12, 2018 and again on August 15, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $190,500 to a total of $707,500, and extended the maturity date to May 9, 2019. In addition, the amendment on April 12, 2018 modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. This feature gave rise to a derivative liability of $135,900 during the period ended December 31, 2018 that is discussed below. During the twelve months ended December 31, 2018, the Company borrowed an additional $190,500. The balance of notes outstanding was $707,500 as of December 31, 2018 and the balance of the debt discount was $70,078.

(c)

On August 21, 2017, the Company issued a convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $61,000 with an interest rate of 8% per annum and a maturity date of August 21, 2018. The note included an original issue discount of $6,000. The note is convertible into shares of common stock of the Company at 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. The balance of the note outstanding was $61,000 as of December 31, 2017. During the twelve months ended December 31, 2018, the Buyer elected to convert $36,786 of outstanding principal and $5,614 of outstanding accrued interest into 12,100,000 shares of the Company’s common at $0.0035 per share.

On March 2, 2018, the Company issued a second convertible note to Crossover Capital Fund II, LLC (the “Buyer”) in the principal amount of $38,500 with an interest rate of 10% per annum and a maturity date of December 2, 2018. The note included an original issue discount of $3,500. The note is convertible into shares of common stock of the Company at the lower of (i) $0.019 per share or, (ii) 50% of the lowest closing bid price in the 20 trading days prior to the day that the Buyer requests conversion. This feature gave rise to a derivative liability of $116,098 that is discussed below. In the event of default, as defined in the note agreement, interest shall accrue at a default interest rate of 19% per annum or at the highest rate of interest permitted by law, whichever is less. If the Company loses the bid price for its stock in the market (including the OTC marketplace or other exchange) or the Company’s common stock is delisted from an exchange or if trading has been suspended for more than 10 consecutive days, the outstanding principal amounts would increase 20% or 50%, respectively. The aggregate balance of the notes outstanding, and the related debt discounts was $62,714 and $0 as of December 31, 2018, respectively.

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

On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 that is discussed below.  The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs.  The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

(e)

On December 20, 2017, the Company issued a convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $21,000 with an interest rate of 10% per annum and a maturity date of September 20, 2018. The note included an original issue discount of $1,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued a warrant to the Lender for 200,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The balance of the note outstanding and the debt discount was $21,000 and $0, respectively, as of December 31, 2017.

On January 18, 2018, the Company issued a second convertible note to DBW Investments, LLC (“Lender”) in the principal amount of $35,000, which included an original issue discount of $5,000, with an interest rate at 10% per annum and a maturity date of October 18, 2018. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount and the beneficial conversion feature totaling $10,367 was recorded as a debt discount and will be amortized to interest expense over the term of the note. The aggregate balance of the notes outstanding, and the related debt discount was $56,000 and $0, respectively, as of December 31, 2018.

(f)

On September 6, 2018, the Company issued a convertible note to Black Ice Advisors, LLC (the “Buyer”) in the principal amount of $57,750 with an interest rate of 12% per annum (22% on default) and a maturity date of September 4, 2019. The note is convertible into shares of common stock of the Company at a 38% discount of the lowest trading price for the Company’s common stock during the prior twenty (20) trading day period. This feature gave rise to a derivative liability of $81,092 that is discussed below. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 31,818,000 shares of its common stock. The balance of the note outstanding, and the related debt discount was $57,750 and $53,932, respectively, as of December 31, 2018.

(g)

On July 9, 2018, August 30, 2019, and October 18, 2018, the Company issued three convertible notes to Power Up Lending Group Ltd. (the “Buyer”) in the principal amounts of $63,000, $35,000, and $35,000 respectively. The notes carry an interest rate is 12% per annum (22% on default) and a maturity date of July 9, 2019, August 30, 2019, and October 18, 2019. The notes are convertible into shares of common stock of the Company at a 38% discount of the average of the two (2) lowest closing bid prices for the Company’s common stock during the prior fifteen (15) trading day period. This feature gave rise to an aggregate derivative liability of $281,813 that is discussed below. The Buyer is limited to convert no more than 4.99%, at any one time, of the issued and outstanding common stock of the Company. The convertible notes are subject to prepayment penalties. The Company instructed its transfer agent to reserve 89,741,461 shares of its common stock. The aggregate balance of the notes outstanding, and the related debt discount was $133,000 and $39,295, respectively, as of December 31, 2018.

(h)

On April 12, 2018, the Company issued a convertible note to 2 Doors Management, LLC (“Lender”) in the principal amount of $15,000 with an interest rate of 10% per annum, and a maturity date of January 12, 2019. The convertible note was issued in conjunction with a prior year legal settlement with a vendor for which $15,000 was previously included in the Company’s accounts payable and accrued expenses balance on the Company’s consolidated balance sheet. No cash was received for the convertible note. The convertible note can be prepaid without penalty. In the event of default, the interest rate increases to the highest rate legally allowed. The note is convertible into shares of the Company’s common stock at $0.08 per share. In the event the Company successfully closes on a private offering of $1,000,000 or more, the Lender at closing of the offering may choose to either convert the convertible note into shares of the Company’s common stock at $0.08 per share or request repayment of up to 100 percent of the remaining principal and interest of the convertible note. The balance of the note outstanding was $15,000 as of December 31, 2018.

(i)

On October 18, 2018, the Company issued a convertible note to Kingsley Family Trust (the “Lender”) in the principal amounts of $50,000. The note carries an interest rate of 10% per annum and a maturity date of March 19, 2020. If the Company is successful in raising equity financing of $2,000,000 or more, the Lender may choose either to convert this note into shares of common stock of the Company or request repayment of up to 25% of the principal and interest of the Note and covert the remaining balance into common stock. If Lender chooses to converted the principal and interest of this note into common stock of the Company, then Lender shall receive the number of shares equal to the dollar amount of principal and interest owed by Company to Lender as of the date of conversion divided by seventy-five percent (75%) of the per share stock offered in the private placement memorandum. If the raising of equity financing of $2,000,000 or more is unsuccessful, then the conversion price shall be seventy-five percent (75%) of the closing bid price for the Company’s common stock as of the closest trading date prior to the date of the Company’s receipt of Lender’s written notice to convert, however in no event shall the conversion price be less than $0.035 per share. This feature gave rise to an aggregate derivative liability of $15,619 that is discussed below. The aggregate balance of the note outstanding, and the related debt discount was $50,000 and $13,387, respectively, as of December 31, 2018.

(j)

On October 23, 2018, the Company issued a convertible note to LG Capital Funding, LLC (the “Buyer”) in the principal amount of $52,500 with an interest rate of 8% per annum (24% on default) and a maturity date of October 23, 2019. The note is convertible into shares of common stock of the Company at 58% of the lowest trading price for the twenty (20) prior trading days including the day upon which a notice of conversion is received by the Company. This feature gave rise to a derivative liability of $145,867 that is discussed below. The convertible note is subject to prepayment penalties. The Company instructed its transfer agent to reserve 40,640,000 shares of its common stock. The aggregate balance of the notes outstanding, and the related debt discount was $52,500 and $42,575, respectively, as of December 31, 2018.

For YLimit, LLC (b), Crossover Capital Fund II, LLC (c), GoLock Capital LLC (d), Black Ice Advisors (f), Power Up Lending Group (g), Kingsly Family Trust (i), and LG Capital Capital Funding, LLC (j) above, the Company considered the current FASB guidance of “Contracts in Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability of whether or not within the issuers’ control means the instrument is not indexed to the issuer’s own stock. Accordingly, the Company determined that the conversion prices of the Notes were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or the conversion price was variable. As a result, the Company determined that the conversion features of the Notes were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities upon issuance. The Company determined that upon issuance of the Notes, the initial fair value of the embedded conversion feature was recorded as debt discount offsetting the fair value of the Notes and the remainder recorded as financing costs in the Consolidated Statement of Operations. The discount is being amortized using the effective interest rate method over the life of the debt instruments.

The balance of the unamortized discount at December 31, 2017, was $198,025. During the twelve months ended December 31, 2018, the Company issued $474,750 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $776,388, of which $429,768 was recorded as a valuation discount, and the remaining $346,620 was recorded as a financing cost. The Company also recorded an additional $550,000 derivative liability on the amendment of notes payable to GoLock Capital, LLC which was recorded as financing cost.  In addition, the Company recorded debt discount of $40,367 related to warrants issued in conjunction with the issuance of convertible notes totaling $75,000 during the period and debt discount of $13,500 relating to issuance costs. During the twelve months ended December 31, 2018, amortization of debt discount was $432,419. The unamortized balance of the debt discount was $249,241 as of December 31, 2018.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	December 31, 2018	December 31, 2017
Convertible notes payable, net	$1,202,290	$617,725
Convertible notes payable, related party, net	30,000	30,000
Total	$1,232,290	$647,725

NOTE 7 - DERIVATIVE LIABLITY

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

As of December 31, 2018 and 2017, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	December 31, 2018	Issued During 2018	December 31, 2017	Issued During 2017

Exercise Price	$0.005 - 0.035	$0.003 - 0.035	$0.002 - 0.108	$0.005 - 0.026
Stock Price	$0.006	$0.006 - 0.037	$0.008	$0.006 - 0.035
Risk-free interest rate	2.63%	1.79 - 2.71%	0.84 - 1.24%	0.94 - 1.23%
Expected volatility	400%	261% - 400%	358%	273% - 344%
Expected life (in years)	1.000	1.000 - 1.304	1.000	0.792 - 1.292
Expected dividend yield	0%	0%	0%	0%
Fair Value:	$1,744,601	$1,329,388	$866,873	$594,666

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

During the twelve months ended December 31, 2018, the Company recognized $294,767 as other income, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $776,388 upon issuance of convertible notes, recognized derivative liabilities of $550,000 upon the amendment of certain convertible notes, and recognized a gain on extinguishment of derivative liabilities of $156,892 upon the conversion of convertible notes during the period.

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

NOTE 8 - STOCKHOLDERS’ DEFICIT

Shares issued to settle outstanding obligations

Executive Officers

During the twelve months ended December 31, 2018, the Company entered into conversion and cancellation of debt agreements with two executive officers. The Company agreed to convert a note payable for $74,131 and aggregate accrued payroll of $419,805 into 3,746,660 shares of the Company’ stock, valued at $74,933 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total executive obligations converted of $493,936, and the market value of the shares issued of $74,933, was recorded as contributed capital of $419,003 in the consolidated statements of stockholders’ deficit for the twelve months ended December 31, 2018.

Vendors

During the twelve months ended December 31, 2018, the Company entered into conversion and cancellation of debt agreements with several of its vendors. The Company agreed to convert $202,094 of outstanding vendor obligations into 5,616,086 shares of the Company’ stock, valued at $160,983 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total vendor obligations converted of $202,094, and the market value of the shares issued of $160,983, was recorded as a gain on settlement of obligations of $41,111 in other income in the consolidated statements of operations for the twelve months ended December 31, 2018.

Conversion of Debt

During the twelve months ended December 31, 2018, the Company entered into conversion and cancellation of debt agreements relating to two outstanding convertible notes. The Company agreed to convert the outstanding aggregate principal and interest balances of $56,052 into 12,300,000 shares of common stock with a fair value of $215,100, and recorded a loss on cancellation of debt of $159,048.

Shares issued for services

During the twelve months ended December 31, 2018, the Company issued an aggregate of 3,550,000 shares valued at $72,950, for services received relating to consulting agreements. During the year ended December 31, 2017, the Company issued an aggregate of 4,575,000 shares of its common stock to certain employees and contractors for services valued at $111,702, based upon the closing market price on the date the shares were authorized to be issued.

Shares issued for acquisition

On July 27, 2018, the Company issued 2,275,000 shares valued at $68,250, or $0.03 per share, related to an acquisition (see Note 3).

Shares to be issued

As of December 31, 2017, the Company had not yet issued 6,537,352 shares of common stock with a value of $932,734 due for past services provided. During the twelve months ended December 31, 2018, the Company issued 3,813,000 shares of common stock with a value of $707,895 related to the prior year unissued shares. In addition, the Company agreed to issue a total of 1,240,000 shares valued at $19,000, or $0.015 per share, for services rendered. As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and an acquisition.

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

The former employees filed a claim against the Company on May 15, 2017, alleging breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, negligent misrepresentation, and other claims. VNUE, Inc. filed its counterclaims against Plaintiffs on November 20, 2017, alleging fraud. On March 27, 2018, the parties entered into a Settlement Agreement and Mutual Release effective as of April 2, 2018 whereby the Company agreed to transfer 3,813,000 shares of common stock of VNUE, Inc. to the former parties. Since the Company was able to determine the amount of the settlement before the filing of the Form 10-K, the Company adjusted the amounts to remove the previously recorded accrued compensation of $286,786 and reflect the fair value of the additional incremental 2,803,000 shares of common stock issuable of $56,060, resulting in a gain of $230,726.

The Company had accrued an aggregate amount of $191,642 for past services due to a certain former employee. In addition, the Company was to issue 1,000,000 shares of common stock which were initially valued at $27,474 during the year ended December 31, 2016. The shares were never issued but were reflected as common stock issuable at December 31, 2016. On December 19, 2017, the parties entered into a settlement agreement whereby the parties agreed to cancel the outstanding obligation of $191,642 in return for the issuance of 3,090,363 shares of common stock. As such, the Company adjusted previously recorded accrued compensation of $191,642 and recorded the fair value of the additional incremental 2,090,363 shares of common stock issued of $14,633, resulting in a gain of $177,009.

Warrants

A summary of warrants for the year ended December 31, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2016	-	$-
Warrants granted	5,004,708	0.014
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2017	5,004,708	0.014
Warrants granted	3,000,000	0.015
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2018	8,004,708	$0.014
Balance exercisable, December 31, 2018	8,004,708	$0.014

Information relating to outstanding warrants at December 31, 2018, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
			Average		Average
Exercise Price Per Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$0.010-$0.015	8,004,708	1.89	$0.014	8,004,708	$0.014

During the twelve months ended December 31, 2018, the Company issued 3,000,000 warrants with a three (3) year expiration date and an exercise price of $0.015 per share to purchase the Company’s common stock as an inducement to enter into certain convertible note agreements. The aggregate relative fair value of the warrants granted was determined to be $24,085 which was recorded as a debt discount and is being amortized to financing costs over the term of the related convertible notes.

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

The fair value of each warrant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2018	2017

Risk free rate of return	1.81%	1.43%
Option lives in years	1.00	1.00
Annual volatility of stock price	342.60%	326.04%
Dividend yield	0.00%	0.00%

The weighted-average remaining contractual life of warrants outstanding and exercisable at December 31, 2018 is 1.89 years. Both the outstanding and exercisable warrants outstanding at December 31, 2018 had no intrinsic value.

NOTE 9 - INCOME TAXES

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2018	2017

Federal statutory tax rate	21%	34%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	40%
Allowance	(27%)	(40%)
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	Year Ended December 31,
	2018		2017

Net operating loss carryforwards		$2,319,000		1,739,000
Accrued compensation		-		107,000
Deferred tax asset		2,319,000		1,846,000
Valuation allowance		(2,319,000)		(1,846,000)
Net deferred tax asset	$		$

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2018, the Company had net operating loss carry forwards of approximately $8,589,000 that may be available to reduce future years’ taxable income through 2032 subject to Section 382 limitations. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the full value of the deferred tax asset relating to these tax loss carry-forwards.

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

NOTE 10 - COMMITMENT AND CONTINGENCIES

Joint Venture Agreement - Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com), , will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for six (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue of a quarterly basis. As of December 31, 2018, no net revenue was generated from the JV.

Litigation

Stout Law Group

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Company denies any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily dismissed on February 27, 2019 by the plaintiff and the Company has agreed to no liability. The Company has a recorded liability of approximately $72,000 as of December 31, 2018 and 2017 to Stout Law Group, S.A. for services rendered.

Hughes Media Law Group, Inc.

On December 11, 2015, Hughes Media Law Group, Inc. (“HLMG”) filed a lawsuit against VNUE, Inc. in the Superior Court of King County, Washington, under case number 15-2-30108-0. HMLG claims damages of $130,553 for unpaid legal fees HMLG alleges are owed pursuant to an April 4, 2014 agreement with VNUE Washington, for legal work performed by HMLG for VNUE Washington prior to the Merger. The Complaint sets forth no legal basis for a lawsuit against VNUE, Inc. (Nevada) and does not, in fact, sue VNUE Washington, HMLG’s former client. The Company believes that VNUE, Inc. (Nevada) is not the proper party for this lawsuit, and reserves all available defenses and counterclaims. Under Washington Superior Court rules, VNUE, Inc. (Nevada) if service of process takes place outside of Washington, a defendant has Sixty (60) days from the date on which it was served the Complaint, to file a response setting forth its defenses. On July 25, 2016, the court issued judgment awarding HLMG $133,482 with interest at a rate of 12% per annum. The judgment stipulated that $12,000 be paid within five days of the judgment and payments of $4,000 per month to start in October, 2016. The amount of the settlement has been recorded in accounts payable in the accompanying consolidated balance sheets at December 31, 2017. On April 12, 2018, the Company and Hughes Media Law Group, Inc. (“HLMG”) entered into a conversion and cancellation of debt agreement relating to the outstanding obligation. The Company agreed to convert the total remaining outstanding obligation of $118,065 into 3,935,512 shares of common stock, or $0.03 per share (see Note 8).

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015 and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. For the years ended December 31, 2018 and 2017, respectively, the Company did not earn any revenue under this agreement.

License Agreement

On November 2, 2015, we entered into a License Agreement with Universal Music Corp. ("Universal"). The License Agreement is effective September 8, 2015, and had a term of Two (2) Years from the Effective Date. Under the terms of the License Agreement, Universal is granting to VNUE a non-exclusive, non-transferable, non-sub-licensable license to create and distribute content using certain Universal compositions, more specified in the Grant of Right’s section of the License Agreement. This agreement has since expired.

NOTE 11 - SUBSEQUENT EVENTS

On February 7, 2019, the Company and Kingsley Family Trust (see Note 6) entered into an amendment to the original secured convertible promissory note. The amendment increased the borrowing limit by $100,000 to a total of $150,000, obligated the Company to issue 1 million of the Company’s common stock. All other terms of the original secured convertible promissory note remained.

On February 25, 2019, the Company entered into a cancellation of debt agreement relating to an outstanding note payable obligation of $15,500. The Company agreed to convert the remaining balance of $15,500 into 4,555,918 shares of Common Stock, or $0.003 per share.

On March 13, 2019, a former Company director voluntarily returned 4,555,918 shares of Company common stock to Treasury.

On March 25, 2019, the Company issued a convertible note to Power Up Lending Group Ltd. (See Note 6) in the principal amounts of $38,000. The note carries an interest rate of 12% per annum (22% on default) and a maturity date of March 25, 2020. The notes are convertible into shares of common stock of the Company at a 42% discount of the lowest closing bid prices for the Company’s common stock during the prior fifteen (15) trading day period prior to the date of conversion notice.

Subsequent to December 31, 2018, Power Up Lending Group (see Note 6) elected to convert $103,870 of outstanding principal and interest into 57,457,206 shares of the Company’s common at $0.0018 per share.

Subsequent to December 31, 2018, Crossover Capital Fund II, LLC (see Note 6) elected to convert $52,694 of outstanding principal and interest into 41,695,453 shares of the Company’s common at $0.0013 per share.

Subsequent to December 31, 2018, Black Ice Advisors, LLC (see Note 6) elected to convert $30,000 of outstanding principal and interest into 28,000,000 shares of the Company’s common at $0.0011 per share.

Subsequent to December 31, 2018, the Company issued 26,485,714 shares of the Company’s common stock, at $0.0035 per common share, in satisfaction of $92,700 of outstanding obligations to its officers.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15c under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Weinberg & Company, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2017 pursuant to rules of the SEC.

Changes in Internal Control

During the year ended December 31, 2018, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Not Applicable.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Management and Directors

Our current directors and executive officers are as follows.

Name	Age	Position
M. Zach Bair	57	Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer
Anthony Cardenas	53	Director, Chief Creative Officer and Vice President of Artist Relation
Louis Mann	68	Executive Vice President

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

M. Zach Bair, 57, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was founder, president and chief executive officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006 Mr. Bair was founder, chairman and chief executive officer of Immediatek, Inc. a music tech company Mr. Bair took public in 2002. Bair is an accomplished audio and video producer, and is a voting member of the Recording Academy (the Grammys™) since 2012. Bair has a significant history of implementing and commercializing the “instant media” business model, acquiring pioneer DiscLive in 2004. After selling the original DiscLive in 2006 as part of Immediatek, Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. From 2009-2012, Bair aligned RockHouse with EMI Music, under the Abbey Road Live moniker, and in April of 2012, Bair rebranded the live operation “DiscLive Network”.

Anthony Cardenas, 53, Director and Chief Creative Officer-Vice President of Artist Relations joined VNUE, Inc. in May, 2016. Before his engagement with the company, Mr. Cardenas was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing and from January 2002 to January 2012 was employed by DiskFactory.com, Inc. where he was president and co-founder of the enterprise.

James A. King (Jim), 58, Chief Technology Officer (CTO), joined VNUE in March, 2019. Prior to joining the VNUE team as an adviser, King has held numerous business leadership roles, technology and operations roles, and is involved in a number of start-up efforts. Over a 33 year career, positions held included officer roles as CIO, CTO, COO/Ops roles for The McGraw-Hill Companies, Reed Elsevier, plc and LexisNexis, United Business Media’s PRNewswire, Broadcast Music Incorporated, Brightpoint Mobile, Microsoft Corporation, and AT&T/NCR Corporation. Mr. King is also the CEO for Spoken Giants, LLC and Core Rights, LLC, and provides consulting services for companies such as Outsell, Inc, Capital Investment Partners, Inc. and others.

Louis Mann, 68, Executive Vice President, joined VNUE in September, 2017. Prior to joining VNUE, Mann had been President of the Media Properties division of House of Blues International since June 1999. During his illustrious musical career, Mr. Mann was responsible for helping to develop new artists such as Whitney Houston, Alan Parsons Project, and Barry Manilow. He served as Senior Vice President of Capital Records, Inc., Hollywood, California from October 1988 to December 2002, and as General Manager. Mr. Mann created the Third Day Partnership, LLC. As Senior Vice President of Marketing for MCA Records, a division of Universal Studios, Inc., he directed the marketing and strategic initiatives for the entire MCA music division. During his ten years at Capitol Records, he served as Executive Vice President and General Manager for this subsidiary of EMI and was part of the team developing the strategic vision for Capitol Records and the music industry.

Significant Employees

Jock Weaver, Special Advisor to the company, joined VNUE in December of 2018. Weaver founded and serves as chairman of Heritage Trust Company, a private equity firm that provides advisory services to growing businesses, and can efficiently access debt and equity capital. Mr. Weaver is the youngest person in history to list a company on the London Stock Exchange and the American Stock Exchange. He has over 35 years’ business experience in mergers, acquisitions, and the development of growth companies on an international basis. Mr. Weaver has been involved in over 50 merger and/or acquisition transactions. Mr. Weaver founded TBA Entertainment Company, one of the nation’s larger live event companies, and Mr. Weaver served as president of Hard Rock Café International, an English public company.

Jeff Zakim, 48, Vice President-Business Development and Content Curation, joined VNUE, Inc. in October 2017. Prior to his employment with the Company, Mr. Zakim was self-employed as a consultant from July 2015 to October 2017 and NAPC from September 2014 to July 2015. Mr. Zakim was employed by Eleven Seven Music Group, Inc. from January 2014 to August 2014 and Razor and Tie Enterprises, LLC from October 2012 to December 2013. From January 2011 to November 2011 Mr. Zakim was employed by Ruckus Media Group, LLC and from 2001 to November 2011 he was employed by EMI Music, Inc. Mr. Zakim has a Bachelor of Science degree in communications from Towson State University.

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

Board of Directors’ Meetings

During the fiscal year ended December 31, 2018 our board of directors did not formally meet. Our board conducted all business and approved all corporate actions during the fiscal year ended December 31, 2018 by the unanimous written consent of its members in the absence of formal board meetings.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based on information provided to us, all such reports have not been filed under Section 16(a) of the Securities Exchange Act of 1934 in a timely manner since the filing of our prior annual report

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
Zach Bair, CEO	2018	170,000	0	0	0	0	0	0	170,000
	2017	175,000	0	0	0	0	0	0	175,000

Louis Mann, EVP (1)	2018	$60,000	0	3,050	0	0	0	0	63,050
	2017	0	0	0	0	0	0	0	0
___________

(1)	Mr. Louis Mann, 68, Executive Vice President, joined VNUE, Inc. in September 2017.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the years ended December 31, 2018 or 2017. Our directors and officers do not own any stock options or other similar securities of our company.

Management Agreements

We currently have not entered into any management agreements.

Compensation upon Change of Control

As of December 31, 2018, we had no pension plans or compensatory plans or other arrangements, which provide compensation in the event of the termination of directors, officers or employees or a change in control of our company.

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

Compensation of Directors

We did not pay director’s fees or other cash compensation to our directors for services rendered as directors in the year ended December 31, 2018 or 2017. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security even though they may not rightfully “own” those shares. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The mailing address for all persons is at 104 W. 29th Street, 11th Floor, New York, NY 10001

Shareholders	# of Shares	Percentage
Zach Bair, Chief Executive Officer	30,082,630	16.5%
Anthony Cardenas, Chief Creative Officer	1,000,000	0.4%
Louis Mann, Executive Vice President	15,078,591	5.9%
All directors and executive officers as a group	46,161,201	18.1%
Christopher Mann	8,185,886	3.2%
Matthew Carona, Former Officer *	6,278,827	2.5%
Collin Howard, Former Director*	-	-%

This table is based upon information derived from our stock records. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 254,705,898 shares of common stock outstanding as of April 11, 2019.

* Collin Howard ceased being a director effective March 23, 2016 when his elected successor took office, and returned his 4,555,918 shares to Treasury in the first quarter of 2019. Matthew Carona, former Chief Operating Officer, resigned on July 23, 2018.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Weinberg and Company PC, for the audit of our annual financial statements for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit fees	$86,487	$76,512
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$86,487	$76,512

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in fiscal 2018.

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

_______

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

VNUE, INC.

Date: April 16, 2019	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal Accounting Officer and Chairman	April 16, 2019
Zach Bair

