Form 10-Q
period 2019-03-31
VNUE, Inc.
filed 2019-05-20
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(833) 937-5493

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s common stock outstanding as of May 15, 2019 was 336,021,079.

 VNUE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$53,405	$18,191
Prepaid expenses	-	667
Total current assets	53,405	18,858

Intangible assets, net	208,201	233,429
Total assets	$261,606	$252,287

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$828,436	$859,680
Accrued payroll to officers	111,125	146,325
Advances from stockholders	720	14,720
Note payable	9,000	9,000
Convertible notes payable, net	1,302,598	1,202,290
Convertible notes payable, related parties, net	28,500	30,000
Derivative liabilities	873,825	1,744,601
Total current liabilities	3,154,204	4,006,616

Purchase liability	300,000	300,000
Total liabilities	3,454,204	4,306,616

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; none issued	-	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 254,718,271 and 105,635,816 shares issued and outstanding, respectively	25,471	10,564
Additional paid-in capital	6,962,666	6,493,069
Common stock to be issued, 5,024,352 shares and 3,964,352 shares, respectively	247,523	243,839
Accumulated deficit	(10,428,258)	(10,801,801)

Total Stockholders’ Deficit	(3,192,598)	(4,054,329)

Total Liabilities and Stockholders’ Deficit	$261,606	$252,287

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended March 31,
	2019	2018

Revenues	$23,556	$15,483

Operating expenses:
Direct costs of revenues	58,438	23,124
Research and development	2,081	3,676
General and administrative	125,568	185,657
Total operating expenses	186,087	212,457
Loss from operations	(162,531)	(196,974)
Other income (expense):
Change in fair value of derivative liability	633,110	274,324
Gain on extinguishment of derivative liability	389,730	-
Loss on settlement of notes payable	(198,873)	-
Financing costs	(297,036)	(270,730)
Gain on settlement of obligations	9,143	-
Other income (expense), net	536,074	3,594
Net income	$373,543	$(193,380)

Earnings per share - Basic and diluted	$0.00	$(0.00)
Weighted average common shares outstanding - Basic	168,050,218	74,335,070
Weighted average common shares outstanding - Diluted	743,810,467	74,335,070

See accompanying notes to the consolidated financial statements.

VNUE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED) THREE MONTHS ENDED MARCH 31, 2019

	Common Stock, par value $0.0001		Additional			Total
	Number of Shares	Amount	Paid-In Capital	Shares to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2018	105,635,816	$10,563	$6,493,069	$243,839	$(10,801,801)	$(4,054,329)

Shares returned from former officer	(4,555,918)	(456)	456			-

Gain on extinguishment of accrued payroll to officer/shareholder recorded as contributed capital			12,046			12,046

Shares to be issued for services	-	-	-	184		184

Shares issued in settlement of accrued payroll to officer	15,057,143	1,506	39,149	-	-	40,654

Shares issued in settlement of accounts payable	11,428,571	1,143	29,714	-	-	30,857

Shares to be issued for financing costs				3,500		3,500

Shares issued on conversion of notes payable	127,152,659	12,715	388,232			400,947

Net income					373,543	373,543

Balance, March 31, 2019 (Unaudited)	254,718,271	$25,471	$6,962,666	$247,523	$(10,428,258)	$(3,192,598)

THREE MONTHS ENDED MARCH 31, 2018

	Common Stock, par value $0.0001		Additional			Total
	Number of Shares	Amount	Paid-In Capital	Shares to be Issued	Accumulated Deficit	Stockholders’ Deficit

Balance, December 31, 2017	74,335,070	$7,433	$4,755,719	$932,734	$(8,445,523)	$(2,749,637)

Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	-	-	40,367			40,367

Net loss					(193,380)	(193,380)

Balance, March 31, 2018 (Unaudited)	74,335,070	$7,433	$4,796,086	$932,734	$(8,638,903)	$(2,902,650)

See accompanying notes to the consolidated financial statements.

VNUE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$373,543	$(193,380)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(633,110)	(274,324)
Derivative value in excess of convertible notes considered financing costs	69,759	81,098
Gain on extinguishment of derivative liability	(389,730)	-
Gain on settlement of vendor obligations	(9,143)	-
Loss on extinguishment of debt	210,213	-
Amortization of debt discount	184,847	166,303
Amortization of intangible assets	25,228	29,167
Shares issued for financing costs	3,500	-
Shares issued for services	184	-
Changes in operating assets and liabilities:
Prepaid expense	667	(6,000)
Accounts payable and accrued expenses	8,756	37,774
Accrued payroll to officer	17,500	55,000
Net cash used in operating activities	(137,786)	(104,362)

Cash flows from financing activities
Proceeds from issuance of convertible notes payable	173,000	110,000
Net cash provided by financing activities	173,000	110,000

Net Change in Cash	35,214	5,638

Cash – Beginning of the Reporting Period	18,191	10,278

Cash – End of the Reporting Period	$53,405	$15,916

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$5,874	$-

Income Tax Paid	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$400,947	$-
Common shares issued in settlement of accounts payable and accrued expenses	$30,857	$-
Common shares issued up conversion of accrued payroll	$40,654	$-
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$82,306	$37,531
Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	$-	$40,367
Capital contribution upon conversion of accrued payroll for officer/shareholder	$12,046	$-

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC. THREE MONTHS ENDED MARCH 31, 2019 AND 2018 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VNUE, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2019, the Company incurred an operating loss of $162,531, used cash in operations of $137,786, and had a stockholders’ deficit of $3,192,598 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $53,405.  Management estimates that the current funds on hand will be sufficient to continue operations through June 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations at March 31, 2019 and 2018, respectively. Inter-company balances and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates include the assumptions used for impairment testing of intangible assets, assumptions used to value the derivative liabilities, the valuation allowance for the deferred tax asset and the accruals for potential liabilities. Actual results could differ from these estimates.

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

The fair value of the derivative liabilities of $873,825 and $1,744,601 at March 31, 2019 and December 31, 2018, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share at March 31, 2018, because their impact was anti-dilutive.  As of March 31, 2018, the Company had total outstanding warrants 8,004,708 and shares related to convertible notes payables of 58,502,514, respectively, which were excluded from the computation of net loss per share.

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

The Company had intangible assets with a carrying value of $208,201 and $233,429 as of March 31, 2019 and December 31, 2018, respectively. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and records an impairment charge if the carrying value of such intangible assets is not recoverable and if it exceeds its fair value. While our fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded level of finite-lived intangible assets, management does not consider these to be events requiring the performance of an impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary, which could result in an impairment charge to intangible assets.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS AND PURCHASE LIABILITY

Intangible assets as of March 31, 2019 and December 31, 2018, consist of the following:

	March 31,	December 31,
	2019	2018

Intangible assets	$302,737	$302,737
Accumulated amortization	(94,536)	(69,308)
Dividend yield	$208,201	$233,429

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

Total amortization expense during the three months ended March 31, 2019 and 2018 was $25,228 and $29,167, respectively, which is included in general and administrative expense in the condensed consolidated statements of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer.  Revenues of $23,556 and $15,483 and direct cost of revenues of $58,438 and $23,124 during the three months ended March 31, 2019 and 2018, respectively, were recorded using the assets licensed under this agreement.

Accrued Payroll to Officers

Accrued payroll to officers was $146,325 as of December 31, 2018. During the three months ended March 31, 2019, the Company entered into a conversion and cancellation of debt agreement with its Chief Executive Officer. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’ stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654, was recorded as contributed capital of $12,046 in the condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2019. During the three months ended March 31, 2019 an additional $17,500 of payroll was accrued, resulting in accrued payroll to officers of $111,125 at March 31, 2019.

Advances from Employees

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. At December 31, 2018, advances from employees was $14,720.  During the three months ended March 31, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company.  The Company recorded the $14,000 as a gain on the settlement of debt, leaving a remaining balance of $720 at March 31, 2019.

Transactions with Former Director and Officer

On September 15, 2017, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who resigned as an officer and director on August 26, 2015. The Advisory Agreement provides for MANN’s continued and ongoing advisory services to the Company for a period of nine (6) months and with automatic nine (6) months renewals, unless terminated in accordance with the agreement. MANN is to receive $5,000 per month and 20,000 shares of common stock per month.

As of December 31, 2018, $40,000 of cash compensation was owed to MANN under the Advisory Agreements and included in accounts payable and accrued expenses.  On March 4, 2019, the Company and MANN entered into a conversion and cancellation of debt agreement relating to the $40,000 cash compensation balance outstanding at December 31, 2018.  The Company issued 11,428,571 shares of common stock, at $0.0035 per share, as payment in full for the $40,000 balance outstanding at December 31, 2018.  The difference between the total vendor obligations converted of $40,000, and the market value of the shares issued of $30,857, was recorded as a gain on settlement of obligations of $9,143 in other income in the consolidated statements of operations for the three months ended March 31, 2019.

During the three months ended March 31, 2019, the Company also incurred costs of $15,000, relating to the agreement and made payments of $2,500, leaving a balance owed to MANN of $12,500 at March 31, 2019, which is included in accounts payable and accrued expenses.

NOTE 5 – NOTE PAYABLE (IN DEFAULT)

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving a notice of effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016 and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%. The balance of the note payable outstanding was $9,000 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

		As of
		March 31,	December 31,
		2019	2018
Various Convertible Notes	(a)	$43,500	$45,000
Ylimit, LLC Convertible Notes	(b)	707,500	707,500
Golock Capital, LLC Convertible Notes	(c)	302,067	302,067
Other Convertible Notes	(d)	424,731	426,964
Total Convertible Notes		1,477,798	1,484,531
Discount		(146,700)	(249,241)
Convertible notes, net		$1,331,098	$1,232,290

_____________

(a)

In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $45,000 as of December 31, 2018. On March 4, 2019, a note holder elected to forgive and cancel their outstanding convertible note balance of $1,500, which the Company recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations.  The balance of the notes outstanding was $43,500 as of March 31, 2019, of which $28,500 was due to related parties.

(b)

On December 31, 2018, the aggregate convertible principal note balance to YLimit, LLC was $705,500 and the related debt discount was $70,078.  The convertible notes have an interest rate of 10% per annum, a maturity date of May 9, 2019, and convertible into shares of common stock at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. At March 31, 2019, the balance of notes outstanding was $707,500 and the balance of the debt discount was $6,330.

(c)

At December 31, 2018, the aggregate convertible notes balance to Golock Capital, LLC (“Lender”) was $302,067.  The convertible notes have an interest rate of 10% per annum and maturity dates ranging from June 1, 2018 to November 1, 2018, and are convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion.  At March 31, 2019, the balance of the notes outstanding was $302,067 but is subject to dispute with said holder as to the actual principal amount and interest calculations.

(d)

At December 31, 2018, the aggregate convertible notes balance to five lenders was $426,964 and the related debt discount was $179,162.  The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018 to June 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 58% of the lowest trading price for the Company’s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share.  During the three months ended March 31, 2019, the Company entered into additional notes of $173,000, interest rates from 10% to 12%, and maturity dates ranging from January 22, 2020 to June 19, 2020 at conversion terms comparable to the terms above.

During the three months ended March 31, 2019, the lenders elected to convert a portion of the Company’s outstanding principal and interest balances into the Company’s stock.  In aggregate, the Company converted outstanding aggregate principal and interest balances of $186,574 into 127,152,659 shares of common stock with a fair value of $400,947, or $0.0015 per share.  The aggregate difference between the total principal and interest converted of $186,574, and the market value of the shares issued of $400,947, was recorded as a loss on settlement of notes payable of $214,373 in the condensed consolidated statements of operations for the three months ended March 31, 2019.  At March 31, 2019, the aggregate balance of the notes outstanding was $424,431 and the related debt discount was $140,370.

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

The balance of the unamortized discount at December 31, 2018, was $249,241. During the three months ended March 31, 2019, the Company issued $173,000 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $152,065, of which $82,306 was recorded as a valuation discount, and the remaining $69,759 was recorded as a financing cost.  During the three months ended March 31, 2019, amortization of debt discount was $184,847. The unamortized balance of the debt discount was $146,700 as of March 31, 2019.

For the purposes of Balance Sheet presentation, convertible notes payable have been presented as follows:

	March 31, 2019	December 31, 2018
Convertible notes payable, net	$1,302,598	$1,202,290
Convertible notes payable, related party, net	28,500	30,000
Total	$1,331,098	$1,232,290

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

As of March 31, 2019 and December 31, 2018, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2019	Issued During 2019		December 31, 2018

Exercise Price	$0.0009 – 0.035	$0.001 – 0.035		$0.005 – 0.035
Stock Price	$0.0014	$0.020 - 0.004		$0.016
Risk-free interest rate	2.40%	2.41 – 2.57	5	2.59%
Expected volatility	385%	385% - 388%		293%
Expected life (in years)	1.00	1.00 – 1.36		1.00
Expected dividend yield	0%	0%		0%
Fair Value:	$873,825	$152,065		$1,744,601

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

During the three months ended March 31, 2019, the Company recognized $633,110 as other income, which represented the change in the value of the derivative from the respective prior period. In addition, the Company recognized derivative liabilities of $152,065 upon issuance of convertible notes and recognized a gain on extinguishment of derivative liabilities of $389,730 upon the conversion of convertible notes during the period.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common stock returned by a director or officer

On March 13, 2019, a former Company director voluntarily returned 4,555,918 shares of Company common stock to Treasury.

Shares to be issued

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and an acquisition.  During the three months ended March 31, 2019, the Company was obligated to issue an additional 60,000 shares of common, valued at $184, per the terms of a consulting agreement (see Note 4), and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note.  As of March 31, 2019, the Company had not yet issued 5,024,352 shares of common stock with a value of $247,523.

Warrants

A summary of warrants for the year ended December 31, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2019	8,004,708	$0.014
Balance exercisable, March 31, 2019	8,004,708	$0.014

Information relating to outstanding warrants at March 31, 2019, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price Per			Average		Average
Share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$0.010 - 0.015	8,004,708	1.69	$0.014	8,004,708	$0.014

The weighted-average remaining contractual life of warrants outstanding and exercisable at March 31, 2019 is 1.89 years. Both the outstanding and exercisable warrants outstanding at March 31, 2019 had no intrinsic value.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com), , will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for six (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue of a quarterly basis. As of March 31, 2019, no net revenue was generated from the JV.

Litigation

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Company denies any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily withdrawn on February 27, 2019 by the plaintiff. The Company has a recorded liability of approximately $72,000 as of March 31, 2019 and December 31, 2018 to Stout Law Group, S.A. for services rendered which are the subject of settlement negotiations.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015 and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of March 31, 2019, the Company did not earn any revenue under this agreement.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019, several convertible note holders (see Note 6) elected to convert $68,196 of outstanding principal and interest into 81,315,181 shares of the Company’s common at $0.0008 per share.

Subsequent to March 31, 2019, the Company entered into an amendment to convertible notes with two lenders that extended the maturity dates to July 31, 2019 and beginning on May 1, 2019, no cash interest payments shall be required in the aggregate of at least $14,000 a month.  In addition, the conversion price discount changed to 50% from 58%, and the principal face amount of the notes increased in the aggregate by approximately $12,000.  The Company is also required to issue the note holders warrants, with a four year life, for an aggregate of 15,800,319 shares of the Company’s common stock at an exercise price of $0.00475.

On May 9, 2019, the Company and Ylimit LLC (see Note 6), extended the maturity date of its convertible notes from May 9, 2019 to August 9, 2019.

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

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2019 and 2018, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing development of our products and services and therefore had minimal revenues during this quarter.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Our revenues for the three months ended March 31, 2019 and 2018, was $23,556 and $15,483, respectively. The revenues resulted from the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended March 31, 2019 and 2018, was $58,438 and $23,124, respectively. The direct costs of revenues resulted from the use of the assets licensed from DiscLive.

Research and Development

Our research and development expenses for the three months ended March 31, 2019 and 2018, was $2,081 and $3,676, respectively. The decrease in research and development expenses relative to last year reflected the decrease in full time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2019 and 2018, was $125,568 and $185,657, respectively. The decrease in general and administrative expenses relative to last year was due to decreased professional fees.

Other Income (Expenses), Net

We recorded other income, net of $536,074 for the three months ended March 31, 2019, compared to other income of $3,594 for the three months ended March 31, 2018. The change in other income (expenses), net, was primarily due to the change in the fair value of derivative liabilities of $358,786 and the change in financing costs of $26,306.  In addition, we recorded a gain on the extinguishment of derivative liability of $389,730, a loss on settlement of convertible debt of $198,873, and a gain on settlement a vendor obligation of $9,143, all of which did not occur during the prior year period.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net income for the three months ended March 31, 2019 was $373,543, compared to our net loss for the three months ended March 31, 2018 of $193,380.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of March 31, 2019, we had cash and cash equivalents of $53,405.

We had negative cash flows from operating activities of $137,786 for the three months ended March 31, 2019, compared with negative cash flows from operating activities of $104,362 for the three months ended March 31, 2018. Our negative cash flows was to fund our operating losses.

We generated cash flows from financing activities of $173,000 for the three months ended March 31, 2019, as compared to $110,000 for the three months ended March 31, 2018. The cash flows from financing activities for the both the three months ended March 31, 2019 and 2018, was from proceeds received from the issuance of convertible notes.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2019, the Company incurred an operating loss of $162,531, used cash in operations of $137,786 and had a stockholders’ deficit of $3,192,598 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2019, the Company had cash on hand in the amount of $54,405. Management estimates that the current funds on hand will be sufficient to continue operations through June 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stock holders, in case or equity financing.

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

Convertible Notes Payable

Ylimit, LLC

On December 31, 2018, the aggregate convertible principal note balance to YLimit, LLC was $705,500 and the related debt discount was $70,078.  The convertible notes have an interest rate of 10% per annum and maturity date of May 9, 2019, and are convertible into shares of common stock at 85% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. At March 31, 2019, the balance of notes outstanding was $707,500 and the balance of the debt discount was $6,330.

Golock Capital, LLC

At December 31, 2018, the aggregate convertible notes balance to Golock Capital, LLC (“Lender”) was $302,067.  The convertible notes have an interest rate of 10% per annum and maturity dates ranging from June 1, 2018 to November 1, 2018, and are convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion.  At March 31, 2019, the balance of the notes outstanding was $302,067.

Other Convertible Note Holders

At December 31, 2018, the aggregate convertible notes balance to five lenders was $426,964 and the related debt discount was $179,162.  The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018 to June 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 58% of the lowest trading price for the Company’s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share.  During the three months ended March 31, 2019, the Company entered into additional notes of $173,000, interest rates from 10% to 12%, and maturity dates ranging from January 22, 2020 to June 19, 2020 at conversion terms comparable to the terms above.  Additionally, these lenders elected to convert an aggregate of $175,233 of outstanding principal, and $11,341 of accrued interest, into 127,152,659 shares of the Company’s common at an average of $0.0015 per share.   The aggregate balance of the notes outstanding, and the related debt discount was $424,731 and $140,370, respectively, at March 31, 2019.

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

Changes in Internal Control

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2019.

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

Registrant	VNUE, Inc.

Date: May 20, 2019	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

