Form 10-Q
period 2019-06-30
VNUE, Inc.
filed 2019-08-19
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-53462

VNUE, INC.
(Name of Registrant in its Charter)

Nevada	98-0543851
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

104 West 29th Street, 11th Floor, New York, NY 10001

(Address of Principal Executive Offices)

(833) 937-5493

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

The number of shares of registrant’s common stock outstanding as of August 19, 2019, was 553,627,494.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, Inc.

Financial Statements for the Three and Six Months Ended June 30, 2019 and 2018

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets
Cash	$24,455	$18,191
Prepaid expenses	-	667
Total current assets	24,455	18,858

Intangible assets, net	182,913	233,429
Total assets	$207,368	$252,287

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$955,218	$953,305
Accrued payroll to officers	30,000	52,700
Advances from stockholders	720	14,720
Note payable	34,000	9,000
Convertible notes payable, net	1,295,826	1,202,290
Convertible notes payable, related parties, net	28,500	30,000
Derivative liabilities	1,507,614	1,744,601
Total current liabilities	3,851,878	4,006,616

Purchase liability	300,000	300,000
Total liabilities	4,151,878	4,306,616

Commitment and Contingencies

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; 4,126,776 issued and outstanding	413	-
Common stock, par value $0.0001: 750,000,000 shares authorized; 383,570,162 and 105,635,816 shares issued and outstanding, respectively	38,356	10,564
Additional paid-in capital	7,871,483	6,493,069
Common stock to be issued, 5,084,352 shares and 3,964,352 shares, respectively	247,523	243,839
Accumulated deficit	(12,102,285)	(10,801,801)
Total Stockholders’ Deficit	(3,944,510)	(4,054,329)

Total Liabilities and Stockholders’ Deficit	$207,368	$252,287

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 201
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$64,544	$5,341	$88,100	$20,824

Operating Expenses
Direct costs of revenues	39,530	14,278	97,968	37,402
Research and development	3,746	11,497	5,827	15,173
General and administrative	706,503	227,789	832,071	413,447
Total operating expenses	749,779	253,564	935,866	466,022
Loss from Operations	(685,235)	(248,223)	(847,766)	(445,198)

Other income/(expenses)
Change in fair value of derivative liability	(645,834)	167,454	377,006	441,478
Loss on settlement of debt	(204,002)	(44,248)	(387,375)	(44,248)
Gain on settlement of obligations	12,046	41,111	9,143	41,111
Financing costs	(151,002)	(82,910)	(451,493)	(353,640)
Other income (expenses), net	(988,793)	81,407	(452,719)	85,001

Net loss	$(1,674,028)	$(166,816)	$(1,300,485)	$(360,197)

Net loss per share - Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	322,251,427	87,842,954	245,570,640	81,141,410

See accompanying notes to the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Preferred stock, par value $0.0001		Common Stock, par value $0.0001		Additional			Total
	Number of		Number of		Paid In	Shares to be	Accumulated	Stockholders’
	shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance, January 1, 2019	-	$-	105,635,816	$10,563	$6,493,069	243,839	$(10,801,800)	$(4,054,329)

Gain on extinguishment of accrued payroll to officer/shareholder
record as contributed capital					12,046			12,046

Shares returned by former officer			(4,555,918)	(456)	456			-

Shares issued for services			-	-	-	184		184

Shares issued for employee obligations			15,057,143	1,506	39,149	-	-	40,654

Shares issued for vendor obligations			11,428,571	1,143	29,714	-	-	30,857

Shares issued on conversion of notes payable			127,152,659	12,715	388,232	-	-	400,947

Shares issued for financing costs			-	-	-	3,500	-	3,500

Net income							373,543	373,543

Balance, March 31, 2019 (unaudited)	-	-	254,718,271	25,471	6,962,666	247,523	(10,428,257)	(3,192,598)

Issuance of Series A Preferred Stock	4,127,766	413			589,716			590,129

Shares issued on conversion of notes payable			128,851,891	12,885	282,568			295,453

Issuance of warrants for financing costs					36,533			36,533

Net loss							(1,674,028)	(1,674,028)

Balance June 30, 2019 (unaudited)	4,127,766	$413	383,570,162	$38,356	$7,871,483	$247,523	$(12,102,285)	$(3,944,510)

See accompanying notes to the condensed consolidated financial statements.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Preferred stock, par value $0.0001		Common Stock, par value $0.0001		Additional			Total
	Number of		Number of		Paid In	Shares to be	Accumulated	Stockholders’
	shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit
Balance, January 1, 2018	-	$-	74,335,070	7,433	$4,755,719	$932,734	$(8,445,524)	(2,749,638)

Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount					40,367			40,367

Net loss							(193,380)	(193,380)

Balance March 31, 2018 (unaudited)	-	-	74,335,070	7,433	4,796,086	932,734	(8,638,904)	(2,902,651)

Gain on extinguishment of accrued payroll to
officers/shareholders recorded as contributed capital					419,003			419,003

Shares to be issued for shares to be issued			3,813,000	381	707,514	(707,895)		-

Shares for employee obligations			3,746,660	375	74,558			74,933

Shares issued for vendor obligations			5,616,086	562	160,421			160,983

Shares issued for services received			300,000	30	8,969	12,680		21,679

Shares issued on conversion of notes payable			2,400,000	240	69,760			70,000

Shares issuable for acquisition						68,250		68,250

Net loss							(166,816)	(166,816)

Balance June 30, 2018, (unaudited)	-	-	90,210,816	$9,021	$6,236,311	$305,769	$(8,805,720)	$(2,254,619)

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,300,485)	(360,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(377,006)	(441,778)
Derivative value in excess of convertible notes considered financing costs	69,759	81,908
Gain on settlement of vendor obligations	(9,142)	(41,111)
Loss on extinguishment of debt	387,375	44,248
Amortization of debt discount	253,035	223,396
Amortization of intangible assets	50,516	77,186
Warrants issued for financing costs	36,533	-
Financing cost for extension of the maturity date of convertible note	30,428	-
Stock-based compensation	590,129	-
Shares issued for financing costs	3,500	-
Shares issued for services	184	21,679
Changes in operating assets and liabilities:
Prepaid expense	667	(4,000)
Accounts payable and accrued expenses	42,771	92,196
Accrued payroll to officer	30,000	27,670
Net cash used in operating activities	(191,736)	(279,613)

Cash flows from financing activities
Proceeds from notes payable	25,000
Proceeds from issuance of convertible notes payable	173,000	276,500
Net cash provided by financing activities	198,000	276,500

Net Change in Cash	6,264	(3,113)

Cash – Beginning of the Reporting Period	18,191	10,278

Cash – End of the Reporting Period	$24,455	7,165

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$-

Income Tax Paid	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$696,400	$25,752
Common shares issued in settlement of accounts payable and accrued expenses	$30,857	$235,916
Convertible note issued in settlement of accounts payable balance		15,000
Common shares issued upon conversion of accrued payroll	$40,654	$-
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$82,306	$164,695
Fair value of shares to be issued and assumed liabilities upon the acquisition of Soundstr		40,367
Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	$-	$302,737
Capital contribution upon conversion of accrued payroll for officer/shareholder	$12,046	$419,003

See accompanying notes to the condensed consolidated financial statements.

VNUE, INC. THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VNUE, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2019, the Company incurred an operating loss of $847,766, used cash in operations of $191,736 and had a stockholders’ deficit of $3,944,510 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2019, the Company had cash on hand in the amount of $24,455. Management estimates that the current funds on hand will be sufficient to continue operations through August 31, 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Consolidation

The Company consolidates all wholly-owned and majority-owned subsidiaries in which the Company’s power to control exists. The Company consolidates the following subsidiaries and/or entities:

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations at June 30, 2019, and 2018, respectively. Inter-company balances and transactions have been eliminated.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates include the assumptions used for impairment testing of intangible assets, assumptions used to value the derivative liabilities, the valuation allowance for the deferred tax asset and the accruals for potential liabilities. Actual results could differ from these estimates.

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

The fair value of the derivative liabilities of $1,507,614 and $1,744,601 at June 30, 2019, and December 31, 2018, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share at June 30, 2019, because their impact was anti-dilutive. As of June 30, 2019, the Company had 23,805,027 outstanding warrants and 921,618,840 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

The Company had intangible assets with a carrying value of $182,913 and $233,429 as of June 30, 2019, and December 31, 2018, respectively. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and records an impairment charge if the carrying value of such intangible assets is not recoverable and if it exceeds its fair value. While our fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded level of finite-lived intangible assets, management does not consider these to be events requiring the performance of an impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary, which could result in an impairment charge to intangible assets.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS AND PURCHASE LIABILITY

Intangible assets as of June 30, 2019 and December 31, 2018, consist of the following:

	June 30,	December 31,
	2019	2018

Intangible assets	$302,737	$302,737
Accumulated amortization	(119,824)	(69,308)
Balance	$182,913	$233,429

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage. The Company purchased the assets of Soundstr by agreeing to issue 2,275,000 shares of the Company’s common stock, valued at $68,250, based on the closing market price of the Company’s stock on the date of the agreement, and the Company agreed to assume and pay $234,487 of identified Soundstr obligations within 60 days of April 23, 2018. The Company assigned the aggregate purchase price of $302,737 to the intellectual property which will be amortized over a three (3) year period.

Total amortization expense during the three months ended June 30, 2019, and 2018 was $50,516 and $29,167, respectively, which is included in general and administrative expense in the condensed consolidated statements of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $88,100 and $20,824 and direct cost of revenues of $97,968 and $37,402 during the six months ended June 2019 and 2018, respectively, were recorded using the assets licensed under this agreement.

Accrued Payroll to Officers

Accrued payroll to officers was $30,000 and $52,700, respectively, as of June 30, 2019, and December 31, 2018, respectively. During the six month months ended June 30, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’ stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654, was recorded as contributed capital of $12,046 in the condensed consolidated statements of stockholders’ deficit for the six months ended June 30, 2019. The Chief Executive Officers compensation is $170,000 per year, and $85,000 was incurred during the six months ended June 30, 2019; of which $30,000 was outstanding as of June 30, 2019.

Advances from Employees

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. At December 31, 2018, advances from employees were $14,720. During the six months ended June 30, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company. The Company recorded the $14,000 as a gain on the settlement of debt, leaving a remaining balance of $720 at June 30, 2019.

Transactions with Former Director and Officer

On September 15, 2017, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who resigned as an officer and director on August 26, 2015. The Advisory Agreement provides for MANN’s continued and ongoing advisory services to the Company for a period of nine (6) months and with automatic nine (6) months renewals unless terminated in accordance with the agreement. MANN is to receive $5,000 per month and 20,000 shares of common stock per month.

As of December 31, 2018, $40,000 of cash compensation was owed to MANN under the Advisory Agreements and included in accounts payable and accrued expenses. On March 4, 2019, the Company and MANN entered into a conversion and cancellation of debt agreement relating to the $40,000 cash compensation balance outstanding at December 31, 2018. The Company issued 11,428,571 shares of common stock, at $0.0035 per share, as payment in full for the $40,000 balance outstanding at December 31, 2018. The difference between the total vendor obligations converted of $40,000, and the market value of the shares issued of $30,857, was recorded as a gain on settlement of obligations of $9,143 in other income in the consolidated statements of operations for the six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company recorded $30,000 of compensation relating to the agreement and made payments of $3,750 leaving a balance owed to MANN of $26,250 at June 30, 2019, which is included in accounts payable and accrued expenses.

NOTE 5 – NOTE PAYABLE

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note is due within 10 business days of the Company receiving notice of the effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016, and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

On April 30, 2019, the Company issued an unsecured Promissory Note in the principal amount of $25,000 The Note is due and payable on August 30, 2019, along with $5,000 worth of interest. During the six month period ended June 30, 2019; the Company recorded $2,812 of accrued interest expense on these Notes.

The balance of the Notes Payable outstanding was $34,000 and $9,000 as of June 30, 2019, and December 31, 2018, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

		As of
		June 30,	December 31,
		2019	2018
Various Convertible Notes	(a)	$43,500	$45,000
Ylimit, LLCC convertible Notes	(b)	707,500	707,500
Golock Capital, LLC Convertible Notes	(c)	306,678	302,067
Other Convertible Notes	(d)	345,160	426,964
Total Convertible Notes		1,402,838	1,484,531
Discount		(78,512)	(249,241)
Convertible notes, net		$1,324,326	$1,232,290

_____________

(a)

In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $45,000 as of December 31, 2018. On March 4, 2019, a note holder elected to forgive and cancel their outstanding convertible note balance of $1,500, which the Company recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations. The balance of the notes outstanding was $43,500 as of June 30, 2019, of which $28,500 was due to related parties.

(b)

On December 31, 2018, the aggregate convertible principal note balance to YLimit, LLC was $705,500 and the related debt discount was $70,078. The convertible notes have an interest rate of 10% per annum, a maturity date of May 9, 2019, and convertible into shares of common stock at 85% of the per-share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The maturity date of the notes has been extended to November 9, 2019. At June 30, 2019, the balance of notes outstanding was $707,500.

(c)

At December 31, 2018, the aggregate convertible notes balance to Golock Capital, LLC (“Lender”) was $302,067. The convertible notes have an interest rate of 10% per annum and maturity dates ranging from June 1, 2018 to November 1, 2018, and were convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for a period of 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. The balance of the notes outstanding at June 30, 2019, was $306,678.

(d)

At December 31, 2018, the aggregate convertible notes balance to five lenders was $426,964 and the related debt discount was $179,162. The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018, to June 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 50% of the lowest trading price for the Company’s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share. During the six months ended June 30, 2019, the Company entered into additional notes of $173,000, interest rates from 10% to 12%, and maturity dates ranging from January 22, 2020, to June 19, 2020, at conversion terms comparable to the terms above.

Convertible notes and accrued interest aggregating $293,525 were converted into 256,004,550 common shares and recognized loss on settlement of debt of $402,875 during the six months ended June 30, 2019. At June 30, 2019, the aggregate balance of the notes outstanding was $345,160 and the related debt discount was $78,512.

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

The balance of the unamortized note discount at June 30, 2019, and December 31, 2018, respectively, was $78,512 and $249,241. During the six months ended June 30, 2019, the Company issued $173,000 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $152,065, of which $82,306 was recorded as a valuation discount, and the remaining $69,759 was recorded as a financing cost. During the six months ended June 30, 2019, amortization of debt discount was $170,728 which is included in financing costs on the Company’s statement of operations.

For the purposes of the Balance Sheet presentation, convertible notes payable have been presented as follows:

	June 30, 2019	December 31, 2018
Convertible notes payable, net	$1,295,826	$1,202,290
Convertible notes payable, related party, net	28,500	30,000
Total	$1,324,326	$1,232,290

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

As of June 30, 2019, and December 31, 2018, the derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2019	Issued During 2019	December 31, 2018

Exercise Price	$0.0009–0.035	$0.001–0.035	$0.005–0.035
Stock Price	$0.0014	$0.020-0.004	$0.016
Risk-free interest rate	2.13%	2.41 – 2.575	2.59%
Expected volatility	377%	385% - 388%	293%
Expected life (in years)	1.00	1.00 – 1.36	1.00
Expected dividend yield	0%	0%	0%
Fair Value:	$1,507,614	$331,194	$1,744,601

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

During the six months ended June 30, 2019, the Company recognized $377,006 as other income, which represented the net change in the value of the derivative liability at December 31, 2018 plus new derivative liabilities of $331,194 upon the issuance of new convertible notes and amendment of one convertible note in 2019, less the ending balance of the derivative liability as of June 30, 2019.

NOTE 8 – STOCKHOLDERS’ DEFICIT

On July 2, 2019, the Company filed a Certificate of Amendment (the “Charter Amendment”) to the Company’s Articles of Incorporation (as amended to date, the “Articles of Incorporation”) with the Secretary of State of the State of Nevada. The Charter Amendment increased the Company’s capitalization to 2,000,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock, of which, 5,000,000 were designated as Series A Convertible Preferred Stock.

On May 22, 2019, the “Company” issued 4,126,776 restricted shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to various employees and service providers to compensate and reward them for past services and to incentivize them to provide continued service to the Company. The Series A Preferred Stock will receive relative rights and preferences under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

The Company believes that the issuance of the Series A Preferred Stock was exempt from the registration requirements under the Securities Act of 1933, as amended pursuant to Section 4(a)(2) of the Act in that said transaction did not involve a public solicitation and said restricted shares were issued to only a small number of employees and consultants with an ongoing relationship with the Company.

In connection with the Series A Designation, the Company authorized 5,000,000 shares of its Series A Preferred Stock. Pursuant to the Series A Designation, each share of Series A Preferred Stock may be converted into 50 shares of common stock of the Company. The Series A Preferred Stockholders shall be entitled to share among dividends with the common stock shareholders of the Company on an as-converted basis. The Series A Preferred Stockholders shall vote with the common stock as a single class, on a 100 to 1 basis, such that for every share of Series A Preferred Stock held, such shares shall entitle the holder to cast 100 votes. The holders of the Series A Preferred Stock shall have no liquidation or redemption rights.

The Company determined the fair value of the preferred shares to be $590,129 which is included as stock-based compensation in general and administrative expense on the Company’s statements of operations for the six months ended June 30,2019.

Common stock returned by a director or officer

During the three month period ended March 31, 2019, a former Company director voluntarily returned 4,555,918 shares of Company common stock to Treasury. These shares were valued at the value of $456 and decreased common stock and increased paid-in capital by the same amount, so the transaction had no impact on the Company’s equity.

Shares to be issued

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and an acquisition. During the three months ended March 31, 2019, the Company became obligated to issue an additional 60,000 shares of common, valued at $184, per the terms of a consulting agreement (see Note 4), and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of June 30, 2019, the Company had not yet issued 5,084,352 shares of common stock with a value of $247,523.

Warrants

During the six month period ended June 30, 2019, the Company issued 15,800,319 warrants to two convertible noteholders as consideration for extending the term of their convertible notes. The warrants are exercisable for a period of four years at a strike price of $0.00475. As a result of the issuance of these warrants, the company recorded a financing expense of $36,533.

A summary of warrants for the six months and year ended June 30, 2018 and December 31, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	15,800,319	.00475
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding and exercisable, June 30, 2019	23,805,027	$0.0079

Information relating to outstanding warrants at June 30, 2019, summarized by exercise price, is as follows:

	Outstanding and Exercisable
			Weighted
Exercise Price Per			Average
Share	Shares	Life (Years)	Exercise Price
$0.010-0.015	8,004,708	1.39	$0.014
$0.004750	5,800,319	3.83	$0.00475

The weighted-average remaining contractual life of all warrants outstanding and exercisable at June 30, 2019, is 2.21 years. Both the outstanding and exercisable warrants outstanding at June 30, 2019, had no intrinsic value.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for six (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue on a quarterly basis. As of June 30, 2019, no net revenue was generated from the JV.

Litigation

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Company denies any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily withdrawn on February 27, 2019, by the plaintiff. The Company has a recorded liability of approximately $72,000 as of June 30, 2019, and December 31, 2018, to Stout Law Group, S.A. for services rendered which are the subject of settlement negotiations.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of June 30, 2019, the Company did not earn any revenue under this agreement.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019, several convertible note holders (see Note 6) elected to convert $64,817 of outstanding principal and interest into 167,027,820 shares of the Company’s common at $0.0008 per share.

Subsequent to June 30, 2019 the Company entered into a new convertible note agreement for $30,000 with one lender with a variable conversion price equal to 58% of the lowest closing price of the Company’s stock twenty-day prior to conversion. The Note matures on August 2, 2020 at an interest rate of twelve percent (12%). Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Additionally, this Note may not be prepaid.

Additionally subsequent to June 30, 2019, the Company issued 3,041,192 shares value at approximately $2,500 to two service providers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements in this quarterly report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also, look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business.

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

Through VNUE, Inc., our wholly-owned subsidiary, we now carry on business as a live entertainment music technology company that offers a suite of products and services which monetize and monitor music for artists, labels, performing rights organizations, publishers, writers, radio stations, venues, restaurants, bars, and other stakeholders in music. Our two main product lines are:

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

While Set.fm™ and Soundstr™ are proprietary marks of the Company, DiscLive, and its related marks and names are not owned by the Company and are owned or utilized by RockHouse Live Media Productions, Inc. The Company has not filed any formal trademark applications relating to Set.fm™ with the United States US Patent and Trademark Office but has been using these marks openly since 2017 and claims common law rights to them.

The following discussion and analysis of our results of operations and financial condition for the three months ended June 30, 2019, and 2018, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing the development of our products and services and therefore had minimal revenues during this quarter.

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

Revenues

Our revenues for the three months ended June 30, 2019, and 2018, was $64,544 and $5,341, respectively. The large increase in revenues resulted from the use of the assets licensed from DiscLive discussed above, for our live music recordings, and our set.fm mobile content platform. As we continue to ramp up our services and add additional clients and content, we believe this increase in revenue will continue and further improve.

Costs of Revenues

Our direct costs of revenues for the three months ended June 30, 2019, and 2018, was $39,530 and $14,278 respectively. Gross margin is calculated by subtracting direct costs from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin percentage for the period ended June 30, 2019, was 39% compared to negative 167% for the same period in 2018. The gross margin improvement resulted from the increased use of the assets licensed from DiscLive and the set.fm mobile platform described above. As our client base continues to grow, and we book more tours, we expect these types of margins to be our normalized margins and in fact, we expect them to further improve.

Research and Development

Our research and development expenses for the three months ended June 30, 2019, and 2018, was $3,746 and $11,497 respectively. The decrease in research and development expenses relative to last year reflected the decrease in full-time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2019, and 2018, was $706,503 and $227,789 respectively. The three months ended June 30, 2019, includes a non-cash stock-based compensation expense of $590,129 related to the issuance of our Series A Preferred stock (See Footnote 8 - Stockholders Deficit). Excluding this charge, our administrative expenses were $116,374. This compares to $227,789 during the comparable period ended June 30, 2019, The significant decrease in general and administrative expenses (excluding this item), relative to last year, was due to decreased professional fees and the reduction of full-time and contract personnel.

Other Income (Expenses), Net

We recorded other expenses, net, of $988,793 for the three months ended June 30, 2019, compared to other expenses, net of $81,407 for the three months ended June 2018. The increase in expenses, net, in 2019 was primarily attributable to an increase in the fair value of derivative liabilities of $478,380, an increase in loss on extinguishment of debt of $159,754, and increased financing costs of 68,092; when compared to the same period in 2019.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the three months ended June 30, 2019 was $988,793, compared to a net profit for the three months ended June 30, 2018 of $46,878.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

Revenues

Our revenues for the six months ended June 30, 2019, and 2018, was $88,100 and $20,824, respectively. The large increase in revenues resulted from the use of the assets licensed from DiscLive discussed above, for our live music recordings, and our set.fm mobile content platform. As we continue to ramp up our services and add additional clients and content, we believe this increase in revenue will continue and further improve.

Direct Costs of Revenues

Our direct costs of revenues for the six months ended June 30, 2019, and 2018, was $97,968 and $37,402, respectively. Gross margin is calculated by subtracting direct costs from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin percentage for the period ended June 30, 2019, was negative 11% compared to negative 80% for the same period in 2018. The gross margin improvement resulted from the increased use of the assets licensed from DiscLive and the set.fm mobile platform described above during the second quarter in which our margin were positive.

Research and Development

Our research and development expenses for the six months ended June 30, 2019 and 2018, was $5,827 and $15,173, respectively. The decrease in research and development expenses relative to last year reflected the decrease in full-time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2019 and 2018, was $832,071 and $413,447, respectively. As noted above during the three month period ended June 30, 2019, the Company incurred a one -time non-cash of $590,129. Excluding this charge general and administrative expense for the six months ended June 30, 2019 would have been $241,942. The decrease in general and administrative expenses relative to last year excluding this item was due to decreased professional fees and the reduction of full-time and contract personnel.

Other Income (Expenses), Net

We recorded other expense, net, of 452,179 for the six months ended June 30, 2019, compared to other income of $85,001 for the three months ended June 2018. The decrease in other income (expenses), net, in the 2019 was primarily attributable to an increase in the loss on extinguishment of debt of $343,127 and an increase of $96,853 in financing charges when compared to the same period in 2018.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the six months ended June 30, 2019 was $1,300,485 compared to our net loss for the six months ended June 30, 2018 of $360,197.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of June 30, 2019, we had cash and cash equivalents of $24,455.

We had negative cash flows from operating activities of $191,736 for the six months ended June 30, 2019, compared with negative cash flows from operating activities of $279,613 for the six months ended June 30, 2018. Our negative cash flows were to fund our operating losses.

We generated cash flows from financing activities of $198,000 for the six months ended June 30, 2019, as compared to $276,500 for the six months ended June 30, 2018. The cash flows from financing activities for both the six months ended June 30, 2019, and 2018, was from proceeds received from the issuance of convertible notes, and from the issuance of a $25,000 note during the six month period ended June 30, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2019, the Company incurred an operating loss of $847,766, used cash in operations of $191,736 and had a stockholders’ deficit of $3,944,510 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2019, the Company had cash on hand in the amount of $24,455. Management estimates that the current funds on hand will be sufficient to continue operations through August 31, 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then-current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Not applicable.

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by COSO.

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the six month period ended June 30, 2019, the Company issued 15,800,319 warrants to two convertible noteholders as consideration for extending the term of their convertible notes. The warrants are exercisable for a period of four years at a strike price of $0.00475.

On May 22, 2019, the Company issued 4,126,776 restricted shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to various employees and service providers to compensate and reward them for past services and to incentivize them to provide continued service to the Company. The Series A Preferred Stock will receive relative rights and preferences under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

On April 29, 2019, the Company entered into an amendment with a noteholder to extend the maturity of the Notes until July 31, 2019. In return, the noteholder received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s stock for a period of 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants, and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the noteholder request conversion. The balance of the notes outstanding at June 30, 2019, was $306,678.

The Company believes that the issuance of the Series A Preferred Stock and warrants were exempt from the registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of the Act in that said transactions did not involve a public solicitation and said preferred stock and warrants were issued to only a small number of employees and consultants with an ongoing relationship with the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2019.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Series A Certificate of Designation, filed with the Secretary of State of Nevada on May 22, 2019 (3)
3.4	Certificate of Amendment to Articles of Incorporation, filed with the Secretary of State of Nevada on July 2, 2019 (4)
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

___________

*	Filed herein

(1)	Included as an exhibit with our Form SB-2 filed with the Securities and Exchange Commission on October 13, 2006.
(2)	Included as an exhibit with our Form 8-K filed with the Securities and Exchange Commission on February 1, 2011.
(3)	Included as an Exhibit with our Form 8-K filed with the Securities and Exchange Commission on June 26, 2019.
(4)	Included as an Exhibit with our Form 8-K filed with the Securities and Exchange Commission on August 1, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: August 19, 2019	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

