Form 10-Q
period 2019-09-30
VNUE, Inc.
filed 2019-11-19
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of registrant’s common stock outstanding as of November 18, 2019, was 734,883,602.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

 VNUE, Inc.

Financial Statements for the Three and Nine Months Ended September 30, 2019 and 2018

VNUE
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$10,309	$18,191
Prepaid expenses	-	667
Total current assets	10,309	18,858

Intangible assets, net of amortization	157,625	233,429
Total assets	$167,934	$252,287

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$982,310	$953,305
Accrued payroll	48,500	52,700
Note payable to officer	720	14,720
Notes payable	34,000	9,000
Convertible notes payable, net	1,252,649	1,202,290
Convertible notes payable, related party, net	28,500	30,000
Derivative liability	1,018,843	1,744,601
Total current liabilities	3,365,522	4,006,616

Purchase liability	300,000	300,000
Total liabilities	3,665,522	4,306,616

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized 4,127,776 issued and outstanding	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized; 624,925,581 and 105,635,816 shares issued and outstanding, respectively	62,492	10,564
Additional paid-in capital	8,036,079	6,493,069
Common stock to be issued, 5,144,352 and 3,964,352 shares, respectively	247,523	243,839
Accumulated deficit	(11,844,095)	(10,801,801)
Total stockholders' deficit	(3,497,588)	(4,054,329)

Total Liabilities and Stockholders' Deficit	$167,934	$252,287

The accompanying notes are an integral part of these consolidated financial statements.

VNUE
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$112,134	$14,370	$200,234	$35,194
Operating expenses:
Direct costs of revenues	95,224	30,660	193,192	68,062
Research and development	-	2,538	5,827	17,711
General and administrative	167,465	317,875	999,536	731,323
Total costs and expenses	262,689	351,073	1,198,555	817,096
Operating loss	(150,555)	(336,703)	(998,321)	(781,902)
Other:
Change in fair value of derivative liability	639,552	59,206	1,016,558	500,984
Loss on extinguishment of debt	(87,572)	-	(490,447)	(114,248)
Gain on settlement of obligations	14,345	(70,000)	35,534	41,112
Financing costs	(157,580)	(207,599)	(605,619)	(561,239)
Other income (expense), net	408,745	(218,393)	(43,974)	(133,391)
Net income (loss)	$258,190	(555,096)	(1,042,295)	(915,293)

Net loss per common share - basic and diluted	$0.00	(0.01)	(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	540,936,137	92,763,805	344,978,442	85,058,114

The accompanying notes are an integral part of these consolidated financial statements.

VNUE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

(UNAUDITED)

FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Preferred stock, par value $0.0001		Common Stock, par value $0.0001		Additional	Shares		Total
	Number of		Number of		Paid In	to be	Accumulated	Stockholders’
	shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance, January 1, 2019	-	$-	105,635,816	$10,563	$6,493,069	$243,839	$(10,801,800)	$(4,054,329)

Fair value of beneficial conversion feature related to convertible notes					214,373			214,373

Extinguishment of accrued payroll to officer/shareholder record as contributed capital					12,046			12,046

Shares returned by former officer			(4,555,918)	(456)	456			-

Shares issued for services			-	-	-	184		184

Shares issued to settle accrued payroll			15,057,143	1,506	39,149	-	-	40,654

Shares issued to settle accounts payable			11,428,571	1,143	29,714	-	-	30,857

Shares issued on conversion of notes payable			127,152,659	12,715	388,232	-	-	400,947

Shares issued for financing costs			-	-	-	3,500	-	3,500

Net income							373,543	373,543

Balance, March 31, 2019 (unaudited)	-	$-	254,718,271	$25,471	6,962,666	$247,523	$(10,428,257)	(3,192,598)

Issuance of Series A Preferred Stock for services	4,127,776	413			589,716			590,129

Shares issued on conversion of notes payable			128,851,891	12,885	282,568			295,453

Issuance of warrants for financing costs					36,533			36,533

Net loss							(1,674,028)	(1,674,028)

Balance June 30, 2019 (unaudited)	4,127,776	$413	383,570,162	$38,356	$7,871,483	$247,523	(12,102,285)	$(3,944,510)

Shares issued on conversion of notes payable			238,313,507	23,832	161,196			185,028

Shares issued for services			2,500,000	250	2,750			3,000

Shares issued upon conversion of accounts payable			541,912	54	650			704

Net income							258,190	258,190

Balance September 30, 2019 (unaudited)	4,127,776	$413	624,925,581	$62,492	$8,036,079	$247,523	$(11,844,095)	$(3,497,588)

FOR THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Preferred stock, par value		Common Stock, par value
	$0.0001		$0.0001		Additional	Shares		Total
	Number of shares	Amount	Number of Shares	Amount	Paid In Capital	to be Issued	Accumulated Deficit	Stockholders Deficit
Balance, January 1, 2018	-	$-	74,335,070	$7,433	$4,755,719	$932,734	$(8,445,524)	$(2,749,638)

Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount					40,367			40,367

Net loss							(193,380)	(193,380)

Balance March 31, 2018 (unaudited)	-	-	74,335,070	$7,433	$4,796,086	$932,734	$(8,638,904)	$(2,902,651)

Extinguishment of accrued payroll to officers/shareholders recorded as contributed capital					419,003			419,003

Shares to be issued for shares to be issued			3,813,000	381	707,514	(707,895)		-

Shares for employee obligations			3,746,660	375	74,558			74,933

Shares issued for vendor obligations			5,616,086	562	160,421			160,983

Shares issued for services received			300,000	30	8,969	12,680		21,679

Shares issued on conversion of notes payable			2,400,000	240	69,760			70,000

Shares issuable for acquisition						68,250		68,250

Net loss							(166,816)	(166,816)

Balance June 30, 2018 (unaudited)	-	-	90,210,816	$9,021	$6,236,311	$305,769	$(8,805,720)	$(2,254,619)

Shares issued for services			1,000,000	100	23,400			23,500
								-
Shares issued upon conversion of notes payable			2,000,000	200	79,800	972		80,972
								-
Shares issuable for acquisition			2,275,000	227	68,023	(68,250)		-
								-
Net loss							(555,096)	(555,096)
								-
Balance September 30, 2018 (unaudited)	-	-	95,485,816	$9,548	$6,407,534	$238,491	$(9,360,816)	$(2,705,245)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(1,042,295)	(915,293)
Adjustments to reconcile net loss to net cash used in operating activities
Change in the fair value of derivatives	(1,016,558)	(500,984)
Derivative value in excess of convertible notes considered financing costs	125,495	173,302
Gain on the settlement of vendor obligations	(35,534)	(41,111)
Loss on the extinguishment of debt	490,447	114,248
Amortization of debt discount	296,638	309,513
Amortization of intangible assets	75,804	131,581
Warrants issued for financing costs	36,533	-
Financing cost for the extension of the maturity date of convertible note	23,379	-
Stock-based compensation	590,129	-
Shares issued for financing costs	3,500	-
Shares issued for services	3,184	46,152

Changes in operating assets and liabilities
Prepaid expenses	667	(2,000)
Accounts payable and accrued interest	111,229	217,283
Accrued payroll officer	48,500	50,170
Net cash used in operating activities	(288,882)	(417,139)

Cash Flows From Financing Activities:
Proceeds from notes payable	25,000	-
Proceeds from the issuance of convertible notes	256,000	446,250
Net cash provided by investing activities	281,000	446,250

Net Increase (Decrease) In Cash	(7,882)	29,111
Cash At The Beginning Of The Period	18,191	10,278
Cash At The End Of The Period	10,309	39,389

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$881,428	$35,572
Common shares issued in settlement of accounts payable and accrued expenses	$31,561	$160,983
Convertible note issued in settlement of accounts payable balance
Common shares issued upon conversion of accrued payroll	$40,654	$74,933
Convertible note issued in settlement of accounts payable	$-	$15,000
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$165,306	$326,650
Fair value of shares to be issued and assumed liabilities upon the acquisition of Soundstr	$-	$302,737
Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount	$-	$40,637
Capital contribution upon conversion of accrued payroll for officer/shareholder	$12,046	$419,003

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC. THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VNUE, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2019, the Company incurred an operating loss of $998,321, used cash in operations of $288,882 and had a stockholders’ deficit of $3,497,588 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On September 30, 2019, the Company had cash on hand in the amount of $10,309. Subsequent to September 30, 2019 we raised $30,000 from the issuance of convertible notes - see Note 10, Subsequent Events. Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations on September 30, 2019, and 2018, respectively. Inter-company balances and transactions have been eliminated.

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

The fair value of the derivative liabilities of $1,018,843 and $1,744,601 on September 30, 2019, and December 31, 2018, respectively, were valued using Level 3 inputs.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on September 30, 2019, because their impact was anti-dilutive. As of September 30, 2019, the Company had 23,805,027 outstanding warrants and 1,576,009,709 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

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

The Company had intangible assets with a carrying value of $157,625 and $233,429 as of September 30, 2019, and December 31, 2018, respectively. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and records an impairment charge if the carrying value of such intangible assets is not recoverable and if it exceeds its fair value. While our fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded level of finite-lived intangible assets, management does not consider these to be events requiring the performance of an impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary, which could result in an impairment charge to intangible assets.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets as of September 30, 2019 and December 31, 2018, consist of the following:

	September 30,	December 31,
	2019	2018

Intangible assets	$302,737	$302,737
Accumulated amortization	(145,112)	(69,308)
Balance	$157,625	$233,429

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Sounds”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage. The Company purchased the assets of Soundstr by agreeing to issue 2,275,000 shares of the Company’s common stock, valued at $68,250, based on the closing market price of the Company’s stock on the date of the agreement, and the Company agreed to assume and pay $234,487 of identified Soundstr obligations within 60 days of April 23, 2018. The Company assigned the aggregate purchase price of $302,737 to the intellectual property which will be amortized over a three (3) year period.

Total amortization expense during the nine months ended September 30, 2019, and 2018 was $75,804 and $131,581, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $200,234 and $35,194 and direct cost of revenues of $193,192 and $68,602 during the nine months ended September 30, 2019, and 2018, respectively, were recorded using the assets licensed under this agreement.

Accrued Payroll to Officers

Accrued payroll to officers was $48,500 and $52,700, respectively, as of September 30, 2019, and December 31, 2018, respectively. During the nine-month ended September 30, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’s stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654, was recorded as contributed capital of $12,046 in the condensed consolidated statements of stockholders’ deficit for the nine months ended September 30, 2019. The Chief Executive Officers’ compensation is $170,000 per year, and $127,500 was expensed during the nine months ended September 30, 2019; of which $79,000 has been paid and $48,500 was outstanding as of September 30, 2019.

Advances from Employees

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. On December 31, 2018, advances from employees were $14,720. During the nine months ended September 30, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company. The Company recorded the $14,000 as a gain on the settlement of debt, leaving a remaining balance of $720 on September 30, 2019.

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

As of December 31, 2018, $40,000 of cash compensation was owed to MANN under the Advisory Agreements and included in accounts payable and accrued expenses. On March 4, 2019, the Company and MANN entered into a conversion and cancellation of debt agreement relating to the $40,000 cash compensation balance outstanding on December 31, 2018. The Company issued 11,428,571 shares of common stock, at $0.0035 per share, as payment in full for the $40,000 balance outstanding on December 31, 2018. The difference between the total vendor obligations converted of $40,000, and the market value of the shares issued of $30,857, was recorded as a gain on settlement of obligations of $9,143 in other income in the consolidated statements of operations for the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company recorded $45,000 of compensation relating to the agreement and made payments of $3,750 leaving a balance owed to MANN of $41,250 on September 30, 2019, which is included in accounts payable and accrued expenses.

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

On April 30, 2019, the Company issued an unsecured Promissory Note in the principal amount of $25,000 The Note is due and payable on August 30, 2019, along with $5,000 worth of interest. The Promissory Note is past due, however, the maker of the Note has verbally agreed not to call a default.

During the nine-month period ended September 30, 2019; the Company recorded $5,471 of accrued interest expense on these two Notes.

The balance of the Notes Payable outstanding was $34,000 and $9,000 as of September 30, 2019, and December 31, 2018, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	September 30,	December 31,
	2019	2018
Various Convertible Notes(a)	$43,500	$45,000
Ylimit, LLC Convertible Notes(b)	707,500	707,500
Golock Capital, LLC Convertible Notes(c)	290,888	306,067
Other Convertible Notes(d)	357,170	426,964
Total Convertible Notes	1,399,558	1,484,531
Debt discount	(117,909)	(249,241)
Convertible notes, net	$1,281,149	$1,232,290

 _____________

(a)

In August 2014 the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $45,000 as of December 31, 2018. On March 4, 2019, a note holder elected to forgive and cancel their outstanding convertible note balance of $1,500, which the Company recorded as a gain on extinguishment of debt in the accompanying condensed consolidated statement of operations. The balance of the notes outstanding was $43,500 as of September 30, 2019, of which $28,500 was due to related parties.

(b)

On December 31, 2018, the aggregate convertible principal note balance to YLimit, LLC was $707,500 and the related debt discount was $70,078. The convertible notes have an interest rate of 10% per annum, a maturity date of May 9, 2019, and convertible into shares of common stock at 85% of the per-share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. The maturity date of the notes has been extended to November 9, 2019. These notes have been further extended by verbal agreement through February 9, 2020, and are in the process of being documented. On September 30, 2019, the balance of notes outstanding was $707,500.

(c)

On December 31, 2018, the aggregate convertible notes balance to Golock Capital, LLC (“Lender”) was $302,067. The convertible notes have an interest rate of 10% per annum and maturity dates ranging from June 1, 2018 to November 1, 2018, and were convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for a period of 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. The balance of the notes outstanding at September 30, 2019, was $290,888.

(d)

On December 31, 2018, the aggregate convertible notes balance to five lenders was $426,964 and the related debt discount was $179,162. The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018, to June 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 50% of the lowest trading price for the Company s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share. During the nine months ended September 30, 2019, the Company entered into additional notes of $256,000, interest rates from 10% to 12%, and maturity dates ranging from January 22, 2020, to August 2, 2020, at conversion terms comparable to the terms above.

Convertible notes and accrued interest aggregating $375,481 were converted into 494,318,057 common shares with a fair value of $881,428 and recognized loss on settlement of debt of $505,947 during the nine months ended September 30, 2019. On September 30, 2019, the aggregate balance of the fair value of the notes outstanding was $1,370,558 and the related debt discount was $117,909.

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

The balance of the unamortized note discount on September 30, 2019, and December 31, 2018, respectively, was $117,909 and $249,241. During the nine months ended September 30, 2019, the Company issued $256,000 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $290,801 of which $165,306 was recorded as a debt discount, and the remaining $125,495 was recorded as a financing cost. During the nine months ended September 30, 2019, the amortization of debt discount was $296,638 which is included in financing costs on the Company’s statement of operations.

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

As of September 30, 2019, and December 31, 2018, the derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

	September 30, 2019	Issued During 2019	December 31, 2018

Exercise Price	$0.0003–0.035	$0.001–0.035	$0.005–0.035
Stock Price	$0.0006	$0.020-0.004	$0.016
Risk-free interest rate	1.75%	2.41 –1.85	2.59%
Expected volatility	357%	385% - 388%	293%
Expected life (in years)	1.00	1.00 – 1.36	1.00
Expected dividend yield	0%	0%	0%
Fair Value:	$1,018,843	$479,987	$1,744,601

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

During the nine months ended September 30, 2019, the Company recognized $1,016,558 as other income, which represented the net change in the value of the derivative liability at December 31, 2018, plus new derivative liabilities, less the gain on the extinguishment of derivative liabilities.

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

The Company determined the fair value of the preferred shares to be $590,129 which is included as stock-based compensation in general and administrative expense on the Company’s statements of operations for the nine months ended September 30, 2019.

Common stock returned by a director or officer

During the three month period ended March 31, 2019, a former Company director voluntarily returned 4,555,918 shares of Company common stock to Treasury. These shares were valued at par value of $456 and decreased common stock and increased paid-in capital by the same amount, so the transaction had no impact on the Company’s equity.

Shares issued for services

During the nine-month period ended September 30, 2019, the Company issued 2,500,000 shares to the vendor who supplied consulting services to the Company. The Company recorded consulting expense of $3,000 related to this issuance.

Shares issued to retire trade debt

During the nine-month period ended September 30, 2019, the Company reached agreement with a vendor to retire approximately $27,096 in debt at a price of $0.05 per share and issued the vendor 541,912 shares pursuant to the agreement. At the time of the settlement of the debt the Company’s common stock was trading at a price of $.0013, so the company recognized a profit of $26,391 upon the extinguishment of the debt

Shares to be issued

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and an acquisition. During the nine months ended September 30, 2019, the Company became obligated to issue an additional 60,000 shares of common, valued at $184, per the terms of a consulting agreement (see Note 4), and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of September 30, 2019, the Company had not yet issued 5,144,352 shares of common stock with a value of $247,523.

Warrants

During the nine-month period ended September 30, 2019, the Company issued 15,800,319 warrants to two convertible noteholders as consideration for extending the term of their convertible notes. The warrants are exercisable for a period of four years at a strike price of $0.00475. As a result of the issuance of these warrants, the company recorded a financing expense of $36,533.

A summary of warrants for the nine months and year ended September 30, 2019 and December 31, 2018, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	15,800,319	.00475
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding and exercisable, September 30, 2019	23,805,027	$0.0079

Information relating to outstanding warrants on September 30, 2019, summarized by exercise price, is as follows:

	Outstanding and Exercisable
			Weighted
Exercise Price Per			Average
Share	Shares	Life (Years)	Exercise Price
$0.010-0.015	8,004,708	1.14	$0.014
$0.004750	15,800,319	3.58	$0.00475

The weighted-average remaining contractual life of all warrants outstanding and exercisable at September 30, 2019, is 1.96 years. Both the outstanding and exercisable warrants outstanding at September 30, 2019, had no intrinsic value.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for nine (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue on a quarterly basis. As of September 30, 2019, no net revenue was generated from the JV.

Litigation

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Company denies any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily withdrawn on February 27, 2019, by the plaintiff. The Company has a recorded liability of approximately $72,000 as of September 30, 2019, and December 31, 2018, to Stout Law Group, S.A. for services rendered which are the subject of settlement negotiations.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of September 30, 2019, the Company did not earn any revenue under this agreement.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2019, one noteholder elected to convert $28,100 of outstanding principal and interest into 109,958,021 shares of the Company’s common stock at an average price of $.00026 per share.

Subsequent to September 30, 2019, the Company entered into a new convertible note agreement for $30,000 with one lender. The Note matures on February 9, 2020 at an interest rate of ten percent (10%). The Note is convertible into the Company’s Common Stock at a price equivalent to the lower of a 25% discount to the daily closing the trading price of the Company’s common stock on the date of conversion, or $0.035.

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

Overview of our Current Business

The live music and entertainment space is constantly searching for new monetization outlets. Music licensing and royalties are particular “hot button” issues in the industry. We believe that we have developed solutions that create new revenue streams, and simultaneously helps to protect the rights of the creators and will help ensure they are properly compensated. This befits not only artists, labels, publishers and live venues but the fans as well.

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

The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2019, and 2018, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing the development of our products and services and therefore had minimal revenues during this quarter.

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

Revenues

Our revenues for the three months ended September 30, 2019, and 2018, was $112,134 and $14,370, respectively. The large increase in revenues resulted from the use of the assets licensed from DiscLive, for our live music recordings, and our set.fm mobile content platform.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended September 30, 2019, and 2018, was $95,224 and $14,370 respectively. Gross margin is calculated by subtracting direct costs from revenue. The gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin percentage for the period ended September 30, 2019, was approximately 15% compared to negative 113% for the same period in 2018. The gross margin improvement resulted from the increased use of the assets licensed from DiscLive and the set.fm mobile platform described above.

Research and Development

Our research and development expenses for the three months ended September 30, 2019, and 2018, was $-0- and $2,538 respectively. The decrease in research and development expenses is primarily attributable to the decrease in full-time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the three months ended September 30, 2019, and 2018, was $167,465 and $317,875 respectively. The significant decrease in general and administrative expenses is primarily attributable to decreased professional fees and the reduction of full-time and contract personnel.

Other Income (Expenses), Net

We recorded other income, net, of $408,745 for the three months ended September 30, 2019, compared to other expense, net of $218,393, for the three months ended September 30, 2018. The significant increase in other income net, in 2019 was primarily attributable to a decrease in the fair value of derivative liabilities of $639,552 in the 2019 period, compared to a decrease of $59,206 in the 2018 period.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net profit for the three months ended September 30, 2019 was $258,190 compared to a net loss for the three months ended September 30, 2018 of $555,096.

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

Revenues

Our revenues for the nine months ended September 30, 2019, and 2018, was $200,234 and $35,194 respectively. The large increase in revenues resulted from the use of the assets licensed from DiscLive, for our live music recordings, and our set.fm mobile content platform.

Direct Costs of Revenues

Our direct costs of revenues for the nine months ended September 30, 2019, and 2018, was $193,192 and $68,602, respectively. Gross margin is calculated by subtracting direct costs from revenue. Gross margin percentage is calculated by dividing gross margins by revenue. Our gross margin percentage for the period ended September 30, 2019, was 4% for the period ended September 30, 2019, compared to negative 93%for the same period in 2018. The gross margin improvement resulted from the increased use of the assets licensed from DiscLive and the set.fm mobile platform.

Research and Development

Our research and development expenses for the nine months ended September 30, 2019, and 2018, was $5,827 and $17,711 respectively. The decrease in research and development expenses reflects the decrease in full-time personnel and contract labor caused by our lack of sufficient working capital.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2019, and 2018, was $999,536 and $731,323, respectively. During the nine-month period ended September 30, 2019, the Company incurred a one-time non-cash of $590,129. Excluding this charge general and administrative expense for the nine months ended September 30, 2019, would have been $409,407. The decrease in general and administrative expenses excluding this one-time non-cash charge was due to decreased professional fees and the reduction of full-time and contract personnel.

Other Income (Expenses), Net

We recorded other expense, net, of $43,974 for the nine months ended September 30, 2019, compared to other expense net of $133,391 for the nine months ended September 30, 2018. The decrease in other expenses, net is attributable to higher losses on the extinguishment of debt and financing costs in 2019 compared to the 2018 period; more than offset by increases in the change in the fair value of derivative liabilities during the comparable period.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the nine months ended September 30, 2019 was $1,042,295 compared to our net loss for the nine months ended September 30, 2018 of $915,293.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of September 30, 2019, we had current assets consisting of cash and cash equivalents of $10,309.

We had negative cash flows from operating activities of $288,882 for the nine months ended September 30, 2019, compared with negative cash flows from operating activities of $417,139 for the nine months ended September 30, 2018. The significant decrease in our negative cash flows from operations was due to a reduction in our operating expenses. was due to a reduction in our operating expenses.

We generated cash flows from financing activities of $281,000 for the nine months ended September 30, 2019, as compared to $446,250 for the nine months ended September 30, 2018. The cash flows from financing activities for both the nine months ended September 30, 2019, and 2018, was from proceeds received from the issuance of convertible notes, and from the issuance of a $25,000 note during the nine-month period ended September 30, 2019.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2019, the Company incurred an operating loss from operations of $998,321, used cash in operations of $288,882 and had a stockholders’ deficit of $3,497,588. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On September 30, 2019, the Company had cash on hand in the amount of $10,309. Subsequent to September 30, 2019 we raised $30,000 from the issuance of convertible notes. The Note is convertible into the Company’s Common Stock at a price equivalent to the lower of a 25% discount to the daily closing the trading price of the Company’s common stock on the date of conversion, or $0.035. Management estimates that the current funds on hand will be sufficient to continue operations through December 31, 2019. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2019.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

___________

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: November 19, 2019	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

