Form 10-K
period 2019-12-31
VNUE, Inc.
filed 2020-05-19
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53462

VNUE, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0543851
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

104 W. 29th Street, 11th Floor New York, NY 10001	833.937.5493
(Address of Principal Executive Offices)	(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant by reference to the average bid and asked price of such common equity, as of June 30, 2019 was approximately $472,373.

The number of shares of common stock of the registrant outstanding on May 13, 2020 was 1,149,756,152 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VNUE, INC.

Presentation of Information

As used in this annual report, the terms “we”, “us”, “our” and the “Company” mean VNUE, Inc., a Nevada corporation, and its subsidiaries, unless the context requires otherwise. The term “VNUE” or “VNUE Washington” refers to our wholly-owned operating subsidiary, VNUE, Inc.

On May 29, 2015, the Company, known at that time as Tierra Grande Resources Inc., acquired VNUE Washington or VNUE, resulting in VNUE becoming our wholly-owned subsidiary, and the holders of VNUE acquiring the majority of our outstanding capital. The acquisition of VNUE Washington was treated as a reverse acquisition, with VNUE Washington deemed the accounting acquirer of the company, and VNUE, Inc. deemed the accounting acquiree under the acquisition method of accounting in accordance with Section 805-10-55 of the FASB Accounting Standards Codification.

On April 15, 2017, the Company effected a reverse stock split of the Company’s common stock at a ratio of 1 for 10 which became effective on the market as of August 7, 2017. All historically reported share amounts and related pricing herein have been adjusted to reflect this 1-for-10 reverse stock split.

Forward-Looking Statements

The statements in this annual report on Form 1-K, that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also, look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business. Some forward-looking statements that we may use include, without limitation, those statements that relate to:

•	Competition,

•	Market acceptance of our products,

•	Our ability to penetrate the market and continually innovate useful technologies,

•	Our ability to negotiate and enter into license agreements,

•	Our ability to raise capital,

•	Our ability to protect our intellectual property rights.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”). We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

PART I

Item 1. Description of Business

Overview

We are a music technology company, that offers a suite of products and services that monetize and monitor music for artists, labels, performing rights organizations, publishers, writers, radio stations, venues, restaurants, bars, and other stakeholders in music.

VNUE, Inc., was incorporated as a Nevada corporation on April 4, 2006, under the name “ Buckingham Exploration Inc. “

On May 29, 2015, the Company, known at that time as Tierra Grande Resources Inc., acquired VNUE Washington or VNUE, resulting in VNUE becoming our wholly-owned operating subsidiary, and the holders of VNUE acquiring the majority of our outstanding capital stock.  We also changed our name at that time to VNUE, Inc.

Overview of our Business

The live music and entertainment space are constantly searching for new monetization outlets. Music licensing and royalties are particular “hot button” issues in the industry. We believe that we have developed solutions that create new revenue streams, and simultaneously helps to protect the rights of the creators and will help ensure they are properly compensated. This benefits not only artists, labels, publishers, and live venues but the fans as well.

Through VNUE, Inc., our wholly-owned subsidiary, we now carry on business as a live entertainment music technology company that offers a suite of products and services which monetize and monitor music for artists, labels, performing rights organizations, publishers, writers, radio stations, venues, restaurants, bars, and other stakeholders in music. Our two main product lines are:

•

Set.fm™ / DiscLive Network™ - Our consumer app platform that allows fans to purchase the concert they just experienced instantly on their mobile device, and “instant” physical collectible products are recorded and sold at shows and online through the company’s exclusive partner DiscLive Network™, the 17+-year pioneer in “instant live” recording.

•

Soundstr™ - Our technology which is a comprehensive music identification and rights management Cloud platform that, when fully deployed, can accurately track and audit public performances of music, creating a more comprehensive and transparent ecosystem for general music licensing and associated royalty payments, and will help to ensure the correct stakeholders are paid through the use of our “big data” collection.

While Set.fm™ and Soundstr™ are proprietary marks of the Company, DiscLive, and its related marks and names are not owned by the Company and are owned or utilized by RockHouse Live Media Productions, Inc. The Company has not filed any formal trademark applications relating to Set.fm™ with the United States US Patent and Trademark Office but has been using these marks openly since 2017 and claims common law rights to them. Set.fm had been using its marks since 2014 prior to our acquisition of the assets.

We are a relatively new company. Our wholly-owned VNUE subsidiary commenced operations in calendar year 2015 and we have undertaken mainly organizational activities and software application development. Our independent auditors have raised substantial doubts as to our ability to continue as a going concern without significant additional financing. Accordingly, for the foreseeable future, we will continue to be dependent on additional debt and equity financing to maintain our operations and continue with our development activities.

Acquisitions will be pursued where the Directors consider that there is clear value through the addition of expertise, customers, monetization potential or geographic footprint.

Our principal offices are located at 104 W. 29th Street, 11th Floor, New York, NY 10001. Our telephone number is 833-937-5493.

The History of VNUE

VNUE was founded in August of 2013 by Matthew Carona and Louis Mann with the vision of creating a collective network of connected venues that empower and assist bands, artists, and entertainers to monetize their performance (audio & video) in the venue using mobile technologies.

In 2014, VNUE acquired Lively LLC a Seattle based music technology company and direct-to-fan mobile platform that brings artists, fans, and brands together by capturing the live performance. In 2016, Zach Bair, CEO, took control of VNUE, and his team determined that the Lively IP, although valuable, had not been developed to the point where it could be deployed with major recording artist clients, and the decision was made to build and/or acquire other technologies which would help the company realize its goals. Bair and his team set out to immediately reset the company’s direction.

DiscLive™ Exclusive License

On July 10, 2017, our wholly-owned VNUE subsidiary entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) (DiscLive and related marks indicated herein are marks utilized by DiscLive and the Company disclaims rights to those names or marks) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. This agreement provides VNUE with an exclusive license from DiscLive, for three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license for the foregoing rights. In exchange for the license, DiscLive receives a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services since the commencement of the agreement. DiscLive is controlled by our Chief Executive Officer.

Set.fm™ Acquisition

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company acquired the assets of the digital live music distribution platform Set.fm™ from PledgeMusic (See Note 3 of the Consolidated Financial Statements herein). Set.fm™ allows us to record and sell live shows directly to fans’ mobile devices, uploading simultaneously with the artist’s performance, similar to the “instant live” physical distribution of DiscLive. The platform, which also features an innovative and easy-to-use DIY studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE has conducted updates and intends to continually update, the Set.fm™ platform, to update and improve it, and has leveraged the platform for major label music clients and will continue to roll out additional functionality.

Soundstr™ Acquisition

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage (see Note 3 of the Consolidated Financial Statements herein).

The Company intends to continually update the above technologies, funds, and resources permitting.

Markets and Opportunity

Our business has two main “end users” or revenue sources:

•

the “consumer” side of the business, where we leverage our team’s expertise in recording live shows and releasing experiential content to fans immediately afterward (the “instant live” model), which consists of DiscLive, and Set.fm™, and

•

the emerging market of Music Recognition Technology (MRT), which is a B2B model whereby we identify music being played in bars, restaurants, other businesses, and radio stations, and tracing that music back to the original songwriters so that we can ensure the correct stakeholders are being paid. This is the Soundstr cloud and hardware technology. Eventually, we envision this functionality being merged together.

The following sections are broken up accordingly.

Set.fm™ & DiscLive™: “Instant Live Recording and Experiential Products”

DiscLive and set.fm™ provide fans with “instant” experiential content, so that they may walk out of a concert and take home their experience. The concert never ends with DiscLive and Set.fm™. With the increase in digital media (and related piracy issues), music concerts and related media and merchandising and events (e.g. post-concert shows etc.) are becoming the primary driver in music revenues today.

How Instant Live Recording Works?

Teams follow tours and record major artists and release high-quality products instantly via the set.fm™ mobile app and DiscLive physical products (online and onsite), capturing the emotion of the moment and translating that to sales. Set.fm™ also offers “indie” artists a free “Set.fm Studio” app to record themselves and sell their music on our platform. DiscLive is the pioneer, and VNUE CEO helmed that company since 2004, as well as EMI/Capitol Records version (2009-2012), called “Abbey Road Live”. Thousands of shows have been recorded all over the world and tens of thousands of products sold. Major artist clients (past and current) include Rob Thomas, Peter Frampton, King’s X, Bad Company, Slash, Seether, Devo, Blondie, and many others.

Size of the Instant Live Recording Market

According to Statistica, the global music business is currently valued at $51.5 billion. Within that market, live music revenue is projected to be over $31 billion by 2022, according to Pricewaterhouse Coopers. With sufficient capital that will be deployed into sales, marketing, and branding resources, we believe that we can capture between $50-$100 million annually within three years with our experiential products.

Instant Live Recording

Revenue Model

Based on our team’s 17+ years of operations (through DiscLive, Abbey Road Live when aligned with EMI, and Set.fm), thousands of shows recorded around the world, and data collection available to us, we believe that the average sales conversion is 15%, with product prices averaging $25. This means that at a show of 1000 people attending, based on previous statistics, 150 of those people would purchase one of our products. With just ten tours of 20 tour dates each, and an audience of only 2,500 per show, the revenue potential is $1.875 million. We also market our products worldwide through our e-Commerce websites and through the effective use of social networks. No assurance can be made that past results will be indicative of future results however, and a number of economic and technological factors could adversely affect our consumer spending habits.

Growth Potential for Instant Live Recording

This is a model that is scaled through the use of technology, software, and hardware that we have specifically assembled to address our proprietary business practices which have been honed over the years, staffed with readily available contract personnel that we train specifically for our model. This does not age out. It is very much the “Ray Kroc” model, translated to music services, where the processes are repeatable, and we have an unbeatable product and service line. Since the business is primarily built on relationships, our ability to scale is only limited by access to capital. Scaling the opportunity is as simple as accessing the capital to acquire the equipment and contract labor to cover more tours.

Barriers to Entry & Obsolescence

We do not believe that our instant live recording business has any direct competitors at this time, and there are no known competitors to the Set.fm immediate distribution platform. Currently, fans merely take poor quality videos and audio recordings and just spread them (without obtaining intellectual property rights) on whatever social media they use. We believe, however, that our team has the time-tested trust of the music industry and proprietary processes and trade secrets developed over a decade that creates substantial barriers to entry. Management has found that other companies have tried to enter the space in different formats but none have the industry trust, business processes and trade secrets that the Company has developed. We believe that because our focus is on creating experiential content, delivered instantly, in the manner in which the fan wants it (particularly digitally), our user base will continue to grow with repeat users. As the industry evolves, so will the manner in which concert-goers consume their content, and VNUE management believes that continued R&D and marketing are necessary to stay a step ahead.

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

How Soundstr Works; PROs?

Anywhere that music is played in a public setting, such as radio stations, bars, restaurants, etc., it must be licensed by law. Royalties are required to be paid to the creators (songwriters, publishers) or rights holders when that music played in a public domain. Organizations called “Performing Rights Organizations,” a.k.a. PROs, are responsible for assessing and collecting royalties. Unfortunately, there has previously been no technology to accurately track and audit exactly what music is being played, and consequently, licensees have to agree to “blanket” agreements, which are usually expensive, and whereby any music that a PRO is responsible for would be licensed, if it is theoretically played. The problem with this scenario is that due to the lack of tracking technology, there is inherent inaccuracy in which stakeholders (usually writers and artists) are paid, and further to that, in some cases, only a fraction of that PRO’s catalog may be played. Additionally, these business venues are so significant in number and yet so spread out in terms of location that this becomes extremely difficult to monitor let alone collect and enforce. This creates a massive market shortfall and discrepancy of licensing fees that would otherwise be generated from these businesses.

Soundstr™ has been created to address this, streamline it, and eliminate errors in royalty allocation. Soundstr™ listens to music, records it, and uploads it to the Cloud, where it is processed for identification via artificial intelligence (AI) and other means. Once the music is identified, several industry-leading databases are accessed to assemble deep metadata, and further processing is accomplished to build our own deep, authoritative database so that VNUE can create an accurate audit record of what has been played, and help to ensure the correct stakeholders are paid - while at the same time encouraging unlicensed venues to become licensed, and through the use of data, giving businesses the ability to negotiate more competitive licensing fees. Eventually, our system will support direct licensing. This creates a win for everyone involved - writers, publishers, artists, PROs, venues, and other stakeholders.

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

Soundstr™ Revenue Model

Soundstr™ is a subscription model whereby radio stations and other businesses would “sign up” and subscribe for a monthly, annual, or other fees. This product line is currently is about 80% complete, with our hardware already 100% complete). Further development is required for additional automation. Each location will be charged an installation fee and a monthly automated subscription charge. In addition to the subscription amount, we will also charge a percentage of the net savings from being able to reduce the licensing fees radio stations pay to PROs. For bars, restaurants, and other similar “brick and mortar” businesses we will likely charge a monthly fee, or it will be offered for free due to advertising revenue which will offset the monthly cost of the unit. Soundstr™ also has a built-in “beacon” technology to allow VNUE to push the aforementioned targeted advertising using geo-centric mobile applications. That revenue offsets the cost to the business owner and adds additional revenue to VNUE’s profit center.

Growth Potential for Soundstr™

Initially, Soundstr™ will be rolled out to radio, and then to brick and mortar establishments. This is because there is more opportunity to scale quickly in radio, with large consolidated radio groups having single decision-makers, rather than thousands upon thousands of individual business owners. For radio stations and other “professional” clients, VNUE will install the Soundstr devices and provide fee-based services. We plan to roll out Soundstr™ as a self-installed item for brick and mortar establishments, which will be fulfilled via Amazon or a similar service, allowing for greater scale and lower cost. Currently there are 450 Soundstr™ devices already built in China awaiting import pending remaining funding. We plan to have those devices into the country and deployed within 12 months, during which time our goal will be to raise additional funds to manufacture 10,000 more units. The 450 units will get us to approximately $1.21 million in revenue deployed almost exclusively in radio stations. The deployment and roll out of additional units is dependent upon funding. Assuming we are able to build and deploy 10,000 units, revenues will hit $36 million annually within three years, not taking into account additional revenues from the anticipated reduction in fees charged to clients by the PROs. It will take approximately $8-10 million to get us to $36 million in revenue. Our manufacturer has advised us that it is capable of manufacturing 10,000-20,000 units per month. Over time we hope to have both radio stations as well as other brick and mortar establishments and venues. This product also provides potential growth due to advertisement, sales of data etc. We believe that the data we will be collecting could potentially be one of the strongest revenue drivers.

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

We have patent-pending technology, USPTO Application US 2017/0316089, “System and Method for Capturing, Archiving and Controlling Content in a Performance Venue,” which creates a significant barrier to entry, and we expect to file more IP protection as we are funded. Another barrier to entry is the executive team, which has considerable success in the domain, as well as deep relationships. Because the system is predominantly Cloud-based, with software that evolves, we intend to continue to maintain and update the software to remain relevant and effective. Our hardware is tablet-based with some customized casing and components, and as technology continues to improve, our hardware will evolve as well, but will remain backward compatible. Additionally, as additional barriers to entry, we anticipate building open-architecture rack-mounted units, software plug-ins to compliment professional recording software and track internet radio, and in fact, we expect to combine Soundstr technology into Set.fm, so we can identify music we are recording on-the-fly and eventually enable “instant” and seamless licensing. This new technology be protected through additional patent filings.

Key Business Strengths

Management believes that the key factors or features of our business that will contribute to VNUE’s success are:

Expertise and experience in “Instant Live” Content Production and Distribution - VNUE’s team members have been involved in the business of instant live content since 2003. VNUE’s CEO pioneered this concept and commercialized it with the original DiscLive in 2004, and has continued over the years to develop the processes and methodologies used to gain trust and a competitive advantage in the music business. Due to this lengthy history, and trust by major labels, management companies, and related parties, VNUE should remain in a position of strength in terms of this model, and plans to continue to develop the model and introduce new innovative and immersive software features to fans.

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

Employees

We currently have 2 full-time and 5 part-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development. The remuneration paid to our officers and directors will be more completely described elsewhere in our audited financial statements. We expect to double the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholder's annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

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

Patents, Trademarks, Franchises, Royalty Agreements or Labor Contracts

As stated above we have patents pending for our Soundstr™ technology, and expect to file more patents and trademarks around technology we are developing or have already developed, or plan to develop, funds permitting. We will continue to assess the need for any copyright, trademark, or patent applications on an ongoing basis.

Research and Development

We spent $12,404 on research and development activities during the year ended December 31, 2019, primarily related to the development of our proprietary software and we anticipate that we will incur additional costs on research and development over the next 12 months. Our planned expenditures on our operations are summarized under the section of this annual report entitled “Management’s Discussion and Analysis of Financial Position and Results of Operations”.

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

VNUE LLC, VNUE Technology Inc. and VNUE Media Inc. are currently inactive.

The consolidated financial statements include the accounts of the subsidiaries/entities as of reporting periods end date and for the reporting periods then ended from their respective dates of incorporation/formation, acquisition, or disposition.

Environmental Laws

We believe that our operations do not have a material effect on the environment nor do environmental regulations have a material impact on our current operations.

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

While the COVID-19 pandemic had an affect on our ability to complete our financial statements in a timely manner we do not believe that it will have a material adverse effect on our business at this time as we are currently scheduled to roll out our products in third quarter of 2020. Nonetheless a material portion of our future set.fm and DiscLive business is dependent on success of public events and gatherings. In the event that quarantine and social distancing rules or even social fears continue through such time then we will be materially adversely affected, as these gatherings will see fewer attendees. However, as Soundstr is rolled out, we do not expect to have a materially adverse effect, as our devices will be rolled out to radio stations initially, which do not depend upon attendees.

Available Information

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

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located at 104 W. 29th Street, 11th Floor, New York, NY 10001. Our telephone number is 833.WE.R.LIVE. The office space is shared with other companies and entrepreneurs and we pay $1,000 per month for the use of the space on a month to month basis. We began the use of the office space in April 2015. We also lease a property in Memphis, TN, located at 5711 Raleigh LaGrange Road, Memphis, TN, 38134, for our distribution and fulfillment center, and equipment storage for recording and producing our live products. We have or lease no other property.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings relating to claims arising out of our operations in the normal course of business. However, as of the date of this annual report, we are currently not involved with any legal proceedings or claims.

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Complaint, as subsequently amended before submission of an answer by the Company, alleged total damages of $160,842.76 and other remedies. The Company denied any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily dismissed on February 27, 2019 by the plaintiff. The Company has a recorded liability of approximately $72,000 as of December 31, 2019, and December 31, 2018, to Stout Law Group, S.A. for services rendered which are the subject of settlement negotiations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Our common stock is quoted on the Pink Current Information tier of OTC Markets Group Inc. (“OTC Markets”) under the symbol “VNUE.” Our common stock became eligible for quotation on the OTC Markets on November 18, 2013. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on Pink Current Information on December 31, 2019, was $ $0.0003 per share.

Holders

As of May 11, 2020 we had 1,149,756,152 shares of our common stock issued and outstanding held by approximately 217 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plans

In April 2013, we adopted a 2012 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term success of our company and the creation of stockholder value by encouraging the attraction and retention of qualified employees and non-employee directors, encouraging them to focus on critical long-range objectives of our company and linking their interests directly to stockholder interests through increased stock ownership. The Plan seeks to achieve this purpose by providing for various types of incentive awards to participants. We believe it is important to have the flexibility to grant various types of equity awards to our employees so that we can react appropriately to the changing environment. While the Plan authorizes the issuance of up to 15,000,000 shares of our common stock, no securities have been issued under the Plan to date.

The Plan shall be administered by our Board until the appointment of an appropriate committee (the “Committee”). The Committee has the discretion to determine the types and terms of awards made under the Plan. The Plan allows the Company to grant stock options; restricted stock rights; restricted stock; performance shares; performance share units; and stock appreciation rights to employees, officers, consultants to, and non-employee directors of, our company on the grant date of the award. The total number of shares subject to all awards under the Plan is fifteen million, subject to adjustment as provided in the Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. The maximum number of shares that may be granted to a participant in any year is three million. If any shares subject to an award are forfeited, expire, lapse, or otherwise terminate without the issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the Plan rules, other than for non-substantive amendments to the Plan. The Plan also sets out provisions relating to a change in control of the Company, the non-transferability of awards, the forfeiture and substitution of awards, as well as other provisions customary for plans of this type.

Equity Compensation Plan Information

	As of December 31, 2019
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

In connection with the Series A Designation, the Company authorized 5,000,000 shares of its restricted Series A Preferred Stock. Pursuant to the Series A Designation, each share of Series A Preferred Stock may be converted into 50 shares of common stock of the Company. The Series A Preferred Stockholders are also entitled to share among dividends with the common stock shareholders of the Company on an as-converted basis. The Series A Preferred Stockholders vote with the common stock as a single class, on a 100 to 1 basis, such that for every share of Series A Preferred Stock held, such shares shall entitle the holder to cast 100 votes. The holders of the Series A Preferred Stock shall have no liquidation or redemption rights.

The issuance of the Series A Preferred Stock was exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as the transaction that did not involve a public offering, and said restricted shares were issued to only a small number of employees and consultants with an ongoing relationship with the Company.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company entered into the following transactions:

•

Issued $540,810 in convertible notes. $175,000 of these notes had a fixed conversion price of $0.035. The remaining notes had variable conversion features ranging from 50%-58% of the lowest trading price for the prior 20 days. See Note 6. Convertible Notes.

•	issued 640,276,078 common shares valued at $959,290 for convertible note conversion.
•	issued 4,126,776 Series A Convertible Preferred shares valued at $590,129 for employee services
•	issued 11,428,571 shares valued at $30,857 for the settlement of account payable to a former officer
•	issued 541,912 common shares valued at $704 for the settlement of accounts payable
•	issued 15,057,143 common shares valued at $40,654 for the conversion of officers accrued payroll
•	issued 2,500,000 shares valued at $3,368 for services

All the above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

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

Among our forward-looking statements are those statements that relate to our plans, expenditures, and obligations. As we are a pre-revenue company we are completely dependent on capital raising activities in order to effectuate these plans or fulfill our capital obligations. Other forward-looking statements include those statements that relate to consumer acceptance of our products as well as music and entertainment industry acceptance of our services and revenue models and, our ability to implement this model.

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”) or may file from time to time. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

The following discussion includes forward-looking statements about our business, financial condition, and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our audited consolidated financial statements including the notes thereto appearing elsewhere in this filing.

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

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive receives a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer.

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company acquired acquire the assets of the digital live music distribution platform Set.fm from PledgeMusic (See Note 4 of the Consolidated Financial Statements herein). Set.fm is a do-it-yourself (DIY) platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance, and a platform which VNUE has already successfully utilized to record and sell digital content for major artists. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it.

On April 23, 2018, the Company entered into an agreement with MusicPlay Analytics, LLC (d/b/a Soundstr) (“Soundstr”) whereby the Company acquired the assets of Soundstr, a technology that aims to help businesses pay fairer music license fees based on actual music usage (see Note 3 of the Consolidated Financial Statements herein).

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the twelve months ended December 31, 2019 should be read in conjunction with our audited consolidated financial statements and related notes included in this report. We are in the process of completing the development of our products and services and therefore have only nominal revenues or income. Accordingly, we are completely dependent on our capital raising efforts in order to complete development and roll out our products.

Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018

Revenues

Our revenues for the twelve months ended December 31, 2019 and 2018, amount to $206,161 and $82,881, respectively, an increase of $123,820, or approximately of approximately 148.7%. The increase in revenues in 2019 compared to 2018 is attributable to the use of the assets licensed from DiscLive discussed above.

Direct Costs of Revenues

Our direct costs of revenues for the twelve months ended December 31, 2019 and 2018, amounted to $211,031 and $111,086, respectively. The increase in costs resulted from the aggressive “signing” of multiple artists to record their tours associated with generating additional revenue, executing said tours, and awaiting recoup of expenses through product sales. Each tour involves up-front costs such as raw materials, as well as travel expenses, etc., and as sales come through online, these costs are eventually recouped (in some cases they are recouped on-site).

Research and Development

Our research and development expenses for the twelve months ended December 31, 2019 amounted to $12,404 compared to $12,369 for the twelve months ended December 31, 2018. We believe that R&D is a material portion of our business plan and if we are unable to raise sufficient capital or to implement a proper R&D program we will be adversely affected. As we continue to move forward, we expect to spend more on R&D due to our product roadmap and in further developing solutions that will invoke both consumer interest as well as further automation and usability of our products.

General and Administrative Expenses

Our general and administrative expenses for the twelve months ended December 31, 2019 and 2018, amounted to $1,177,755 and $957,141, respectively. The increase in general and administrative expenses relative to the prior year was due primarily to a non-cash stock based compensation charge of $590,129 in 2019 related to the issuance of preferred stock.

Intangible Asset Impairment

On December 31, 2019, we conducted an impairment analysis and although we believe that we will be able to generate revenues in the future from our Sounstr asset, based on the lack of any historical sales to date or lack of any pending contracts, we determined that we could not substantiate any anticipated future revenues, and determined that the remaining book value of the intangible of $132,397 should be impaired as of December 31, 2019.

During the year ended December 31, 2018, we evaluated our intangible assets and determined that $204,165 was impaired (see Note 3 of the Consolidated Financial Statements herein). No such transaction occurred in the prior year.

Other Income (Expenses), Net

We recorded other expense, net for the twelve months ended December 31, 2019 of $72,671 compared to other expense, net of $1,154,398 for the twelve months ended December 31, 2018. The significant decrease in other expense, net, in 2019 compared to 2018 levels was primarily due to an increase in income in the fair value of the derivative liability of $727,897, a decrease in financing costs in 2019 of 732,888; offset by an increase in the loss on the extinguishment of debt of $373,481 in 2019.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the twelve months ended December 31, 2019 and 2018, was $1,400,098 and $2,356,278, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans, including convertible debt. Our ability to raise capital in the form of equity or convertible debt will be hindered if and as our stock price decreases or we are required to increase our capitalization.

As of December 31, 2019, we had cash and cash equivalents of $52,096

We had negative cash flow from operating activities of $501,905 for the twelve months ended December 31, 2019, compared with negative cash flow from operating activities of $575,837 for the twelve months ended December 31, 2018. The decrease in our negative cash flows from operating activities for the period is primarily due to decreased operating losses, net of stock based compensation of $590,129 in 2019.

We had no cash used from investing activity in either 2019 or 2018.

Cash flow provided by financing activities was $535,810 for the twelve months ended December 31, 2019 as compared to $583,750 for the twelve months ended December 31, 2018. The decrease in cash flow provided from financing activities is primarily attributable to a reduction in proceeds from the issuance of convertible notes of $42,940 in 2019 compared to 2018 levels.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have expressed doubt as to the ability of the Company to continue as a going concern. The Company had a stockholders’ deficit of $3,777,345 at December 31, 2019, and incurred a net loss of $1,400,098 and used net cash in operating activities of $501,905 for the reporting period then ended. Certain of the Company’s notes payable are also past due, however, we have negotiated extensions for them and continue to honor them. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will only be sufficient to continue operations through June, 2020. Historically, the Company has used the proceeds of convertible notes to fund its operations. The Company believes that it can continue to raise proceeds during 2020, however, there can be no assurances. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity or convertible debt securities for cash to operate our business. However, among other risks and uncertainties, given our low stock price, and limited number of authorized common shares available for issuance, we will likely be required to increase our authorized capital in order to accommodate these financings, which action will require shareholder approval. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 2 - Significant and Critical Accounting Policies and Practices page F-7 herein).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used to determine the value of the derivative liabilities, the valuation allowance for the deferred tax asset and the accruals for potential liabilities.

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

Stock-Based Compensation

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur.

Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company’s common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the Securities and Exchange Commission Staff Bulletin No. 107’s Simplified Method for Estimate Expected Term. The risk-free interest rate is estimated using comparable published federal funds rates.

Recent Accounting Pronouncements

See Note 2 of the consolidated financial statement for management’s discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

VNUE, Inc.

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VNUE, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VNUE, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced a net loss and utilized cash from operations during the year ended December 31, 2019 and has a stockholders’ deficit as of that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company's auditor since 2016.

Weinberg & Company

Los Angeles, California

May 19, 2020

VNUE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash	$52,096	$18,191
Prepaid expenses	-	667
Total current assets	52,096	18,858

Intangible assets, net of amortization	-	233,429
Total assets	$52,096	$252,287

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,018,145	$953,305
Accrued payroll-officer	68,000	52,700
Advances from officer	720	14,720
Notes payable	34,000	9,000
Convertible notes payable, net	1,486,067	1,232,290
Purchase liability	300,000	-
Derivative liability	922,509	1,744,601
Total current liabilities	3,829,441	4,006,616

Purchase liability	-	300,000
Total liabilities	3,829,441	4,306,616

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized 4,126,776 issued and outstanding	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized; 770,883,602 and 105,635,816 shares issued and outstanding, respectively	77,088	10,563
Additional paid-in capital	8,099,346	6,493,070
Common stock to be issued, 5,084,352 and 3,964,352 shares, respectively	247,707	243,839
Accumulated deficit	(12,201,899)	(10,801,801)
Total stockholders' deficit	(3,777,345)	(4,054,329)
Total Liabilities and Stockholders' Deficit	$52,096	$252,287

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31, 2019	December 31, 2018

Revenues	$206,161	$82,881
Operating expenses:
Direct costs of revenues	211,031	111,086
Research and development	12,404	12,369
General and administrative	1,177,756	957,141
Intangible asset impairment	132,397	204,165
Total costs and expenses	1,533,587	1,284,761
Operating loss	(1,327,427)	(1,201,880)
Other income (expense), net
Change in fair value of derivative liability	1,179,556	451,659
Loss on extinguishment of debt	(532,529)	(159,048)
Gain on settlement of obligations	35,534	41,112
Financing costs	(755,232)	(1,488,121)
Other income (expense), net	(72,671)	(1,154,398)
Net loss	$(1,400,098)	(2,356,278)

Net loss per common share - basic and diluted	$(0.00)	(0.03)

Weighted average common shares outstanding:
Basic and diluted	447,194,161	89,153,042

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2019 AND 2018

			Par value $0.001		Additional	Shares to
	Preferred Shares		Common Shares		Paid- in	be Issued
	Number	Amount	Number	Amount	Capital	Amount	Deficit	Total

Balance December 31, 2017			74,335,070	$7,433	$4,755,719	$932,734	$(8,445,523)	$(2,749,637)

Fair value of warrants and beneficial conversion feature related to convertible notes payable recorded as debt discount in settlement of accrued payroll					40,367			40,367

Gain on extinguishment of accrued payroll to officers/shareholders recorded as contributed capital					419,003			419,003

Shares issued for services			3,813,000	381	707,514	(707,895)		-

Shares issued in settlement of a note payable and accrued payroll to officers			3,746,660	375	74,558			74,933

Shares issued in settlement of accounts payable			5,616,086	562	160,421			160,983

Shares issued for services			3,550,000	355	53,595	19,000		72,950

Shares issued on conversion of notes payable			12,300,000	1,230	213,870			215,100

Shares issued for acquisition			2,275,000	228	68,022			68,250

Net loss for the year							(2,356,278)	(2,356,278)
Balance - December 31, 2018	-	-	105,635,816	10,563	6,493,070	243,839	(10,801,801)	(4,054,329)

Shares issued upon conversion of notes payable			640,276,078	64,028	895,262			959,290

Series A Convertible Preferred Shares -issued for services	4,126,776	413			589,716			590,129

Shares issued for settlement of accounts payable to former officer			11,428,571	1,143	29,714			30,857

Shares issued for settlement of accounts payable			541,912	54	650			704

Shares issued on conversion of accrued payroll to officers			15,057,143	1,506	39,149			40,654

Gain on extinguishment of accrued payroll to
officers recorded as contributed capital					12,046			12,046

Shares to be issued for financing cost						3,500		3,500

Shares to be issued for services			2,500,000	250	2,750	368		3,368

Shares returned by former officer			(4,555,918)	(456)	456			-

Shares issued for services

Warrants issued for notes amendment				-	36,533			36,533

Net loss for the year							(1,400,098)	(1,400,098)
Balance - Dec 31, 2019	4,126,776	$413	770,883,602	$77,088	$8,099,346	$247,707	$(12,201,899)	$(3,777,345)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Year
	Ended December 31
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$(1,400,098)	(2,356,278)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Change in the fair value of derivatives	(1,179,556)	(294,767)
Derivative value in excess of convertible notes considered financing costs	138,828	346,619
Fair value of derivative recorded as financing cost		553,000
Financing cost on amendment to notes payable		43,250
Gain on the extinguishment of derivative liability		(156,892)
Gain on the settlement of vendor obligations	(35,534)	(41,112)
Loss on the extinguishment of debt	532,529	159,048
Amortization of debt discount	389,793	432,419
Amortization of intangible assets	101,032	185,976
Impairment of intangible assets	132,397	204,165
Warrants issued for financing costs	36,533
Issuance of preferred stock for services	590,129
Shares issued for financing costs	3,500
Shares issued for services	3,368	72,950
Changes in operating assets and liabilities
Gain on debt forgiveness	(15,500)
Prepaid expenses	666
Accounts payable and accrued interest	132,008	258,693
Purchase obligations	-	(40,578)
Accrued payroll officers	68,000	57,670
Net cash (used in) operating activities	(501,905)	(575,837)

Cash Flows From Investing Activities:

Cash Flows From Financing Activities:
Proceeds from notes payable	25,000
Payoff of convertible note	(30,000)
Proceeds from the issuance of convertible notes	540,810	583,750
Net cash provided by (used for) investing activities	535,810	583,750

Net Increase (Decrease) In Cash	33,905	7,913
Cash At The Beginning Of The Period	18,191	10,278
Cash At The End Of The Period	$52,096	$18,191

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$959,290	$215,100
Common shares issued in settlement of accounts payable and accrued expenses	$31,561	$160,893
Convertible note issued in settlement of accounts payable balance
Common shares issued upon conversion of accrued payroll	$40,654	$74,933
Convertible note issued in settlement of accounts payable		$15,000
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$218,637	$483,635
Fair value of shares to be issued and assumed liabilities upon the acquisition of Soundstr	$-	$302,737
Fair value of warrants and beneficial conversion feature related to convertible notes payable
recorded as debt discount		$40,367
Capital contribution upon conversion of accrued payroll for officer/shareholder	$12,046	$419,003

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Company is developing technology driven solutions for Artists, Venues and Festivals to automate the capturing, publishing and monetization of their content, as well as protection of their rights.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2019 the Company incurred a net operating loss of $1,400,098, used cash in operations of $501,905 and had a stockholders’ deficit of $3,777,345 as of December 31, 2019. In addition, $396,749 of notes payable, along with $59,512 in accrued interest were past due as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On December 31, 2019, the Company had cash on hand of $52,096. Subsequent to December 31, 2019, the Company raised an additional $250,000 from the issuance of notes payable that was used for corporate operating purposes. Management estimates that the current funds on hand will be sufficient to continue operations through June 30, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations on December 31, 2019 and 2018, respectively. Inter-company balances and transactions have been eliminated.

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

The Company recognizes revenue on the sale of digital video disks (DVD) that contain the recording of live concerts and made available to concert viewers immediately after the show and on-line. Revenue is recognized on the sale of a product when our performance obligation is completed which is when the risk of loss transfers to our customers and the collection of the receivable is reasonably assured, which generally occurs when the product is purchased.

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

The carrying amounts of financial instruments such as cash, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of our notes payable approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

The fair value of the derivative liabilities of $922,509 and $1,744,601 on December 31, 2019, and December 31, 2018, respectively, were valued using Level 2 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on December 31, 2019, because their impact was anti-dilutive. As of December 31, 2019, the Company had 23,805,027 outstanding warrants and 3,334,494,813 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2019 based on the assessment of Management, the Company determined that its intangible asset had been impaired.

Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Oher recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets as of December 31, 2019 and December 31, 2018, consist of the following:

	December 31,	December 31,
	2019	2018

Intangible assets	$-0-	$302,737
Accumulated amortization		(69,308)
Balance	-0-	$233,429

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

Total amortization expense during the year ended December 31, 2019, and 2018 was $101,032 and $131,581, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

On December 31, 2019 the Company conducted its impairment analysis and although the Company believes that it will be able to generate revenues in the future from the Sounstr asset, based on the lack of any historical sales to date or lack of any pending contracts, Management determined that is could not substantiate any anticipated future revenues, and determined that the remaining book value of the intangible of $132,397 should be impaired as of December 31, 2019.

Pledge Music

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc. (the “Seller”), whereby the Company acquired the digital live music distribution platform “Set.fm” from PledgeMusic.The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000, for an aggregate purchase price of $350,000. The Company assigned $350,000 of the purchase price to intellectual property, of which $116,668 was amortized in 2018. As of December 31, 2018, the Company recorded an impairment charge of the remaining balance of $204,165. The purchase liability is payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. For the years ended December 31, 2019 and 2018, there was no net revenue derived from the acquired assets and accordingly, no payments were made on the earnout. The balance due at December 31, 2019 and 2018 was $300,000

The Company assigned the purchase price of $350,000 to intellectual property, which was to be amortized over a three year period. The Company recorded amortization of $116,668 during the year ended December 31, 2018. As of December 31, 2018, Management of the Company made an assessment that remaining balance of $204,165 should be impaired.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $206,161 and $82,881 and direct cost of revenues of $211,031 and $111,086 during the year ended December 31, 2019, and 2018, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2019 and 2018. The fees would have amounted to $10,308 and $4,144, respectively. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years.

Accrued Payroll to Officers

Accrued payroll to officers was $68,000 and $52,700, respectively, as of December 31, 2019, and December 31, 2018, respectively. During the year ended December 31, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’s stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654, was recorded as contributed capital of $12,046 in the consolidated statements of stockholders’ deficit for the year ended December 31, 2019. The Chief Executive Officers’ compensation is $170,000 per year all of which was expensed during the year ended December 31, 2019; of which $102,000 has been paid and $68,000 was outstanding as of December 31, 2019.

Advances from Officers/Stockholders

From time to time, officers/stockholders of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing and due on demand. On December 31, 2018, advances from officers/stockholders were $14,720. During the year ended December 31, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company. The Company recorded the $14,000 as a gain on the settlement of debt, leaving a remaining balance of $720 on December 31, 2019.

Transactions with Former Director and Officer

On September 15, 2017, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who resigned as an officer and director on August 26, 2015. The Advisory Agreement provides for MANN’s continued and ongoing advisory services to the Company for nine (9) months and with automatic nine (9) months renewals unless terminated per the agreement. MANN is to receive $5,000 per month and 20,000 shares of common stock per month.

As of December 31, 2018, $40,000 of cash compensation was owed to MANN under the Advisory Agreements and included in accounts payable and accrued expenses. On March 4, 2019, the Company and MANN entered into a conversion and cancellation of debt agreement relating to the $40,000 cash compensation balance outstanding on December 31, 2018. The Company issued 11,428,571 shares of common stock, at $0.0035 per share, as payment in full for the $40,000 balance outstanding on December 31, 2018. The difference between the total obligations of $40,000 that MANN converted, and the market value of the shares issued of $30,857, was recorded as a gain on settlement of obligations of $9,143 in other income in the consolidated statements of operations for the year ended December 31, 2019.

During the year ended December 31, 2019, the Company recorded $45,000 of compensation relating to the agreement and made payments of $3,750 leaving a balance owed to MANN of $41,250 on December 31, 2019, which is included in accounts payable and accrued expenses. In May 2019, the Company awarded MANN, 748,429 shares of Series A Preferred Stock.

NOTE 5 – NOTES PAYABLE -PAST DUE

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

On April 30, 2019, the Company issued an unsecured Promissory Note in the principal amount of $25,000. The Note is due and payable on August 30, 2019, along with $5,000 worth of interest. The Promissory Note is past due, however, the maker of the Note has verbally agreed not to call a default.

During the year ended December 31, 2019; the Company recorded $5,630 of accrued interest expense on these two Notes.

The balance of the Notes Payable outstanding was $34,000 and $9,000 as of December 31, 2019, and December 31, 2018, respectively and are past due.

NOTE 6 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consist of the following:

	December 31,	December 31,
	2019	2018
Various Convertible Notes(a)	$43,500	$45,000
Ylimit, LLC Convertible Notes (b)	882,500	707,500
Golock Capital, LLC Convertible Notes(c)	339,011	302,067
Other Convertible Notes(d)	299,069	426,964
Total Convertible Notes	1,564,080	1,481,531
Debt discount	(78,013)	(249,241)
Convertible notes, net	1,486,067	$1,232,290

(a) In August 2014, the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $45,000 as of December 31, 2018. On March 4, 2019, a note holder elected to forgive and cancel their outstanding convertible note balance of $1,500, which the Company recorded as a gain on extinguishment of debt in the accompanying consolidated statement of operations. The balance of the notes outstanding was $43,500 as of December 31, 2019 of which $28,500 was due to related parties.

(b) On May 9, 2016, the Company issued a convertible note to YLimit, LLC in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, The balance of the notes outstanding was $517,000 as of December 31, 2017 and the balance of the debt discount was $137,358.

On April 12, 2018, and again on August 15, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $190,500 to a total of $707,500, and extended the maturity date to May 9, 2019. In addition, the amendment on April 12, 2018 modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. This feature gave rise to a derivative liability of $135,900 during the period ended December 31, 2018 that is discussed below. During the year ended December 31, 2018, the Company borrowed an additional $190,500. The balance of notes outstanding was $707,500 as of December 31, 2018 and the balance of the debt discount was $70,078.

On November 9, 2019 the Company and Ylimit, LLC entered into an amendment (“Ylimit Amendment One”) to the original secured convertible promissory note dated May 9, 2016 along with subsequent amendment and fundings that followed. Under the terms of  Ylimit Amendment One, Ylimit extended maturity date of all outstanding convertible debt due to them by the company, to a new maturity date of February 09, 2020. Ylimit received no consideration for this amendment.

By verbal agreement Ylimit increased the Company’s borrowing limits by $175,000 and extended this amount of additional funding to the Company during the last three months of 2019 bring the total convertible note balance due to YLimit to a total of $882,500 as December 31, 2019. All note discount related to Ylimit was fully amortized as of December 31, 2019.

On February 9, 2020, the Company entered into another amendment with Ylimit (“Ylimit Amendment Two”) to further extend the maturity date of all of the Company’s outstanding debt to August 9, 2020 including the $175,000 that Ylimit funded in the fourth quarter of 2019.  Ylimit received no consideration for the Ylimit Amendment Two.

(c) From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggyback registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ending December 31, 2019 the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding at December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due.

(d) As of December 31, 2017 the Company had an outstanding convertible note payable of $61,000. During the year ended December 31, 2018, the Company entered into additional notes of $369,250. The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018, to June 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 50% of the lowest trading price for the Company s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share. The issuance of notes with conversion features gave rise to derivative liabilities of $559,397 (see discussion below). As of December 31, 2018, the aggregate convertible notes balance to the five lenders was $426,964 and the related debt discount was $179,162.

During the year ended December 31, 2019, the Company entered into additional notes of $256,000, with interest rates from 10% to 12%, and maturity dates ranging from January 22, 2020, to August 2, 2020, at conversion terms comparable to the terms above. The issuance of notes with conversion features gave rise to derivative liabilities of $357,465 (see discussion below). In addition, On April 29, 2019, one of the lenders entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, the Company issued (a) a warrant to purchase 2,966,986 shares of the Company’s common stock for a period of 48 months exercisable at a strike price of $.00475 with a fair value of $5,934, and (b) the conversion price of outstanding notes was changed from $.015 to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ended December 31, 2019, convertible notes of $388,207 and accrued interest were converted into 540,276,078 shares of common stock. As of December 31, 2019, the aggregate convertible notes balance to the five lenders was $299,069 and the related debt discount was $ 33,667. As of December 31, 2019, $96,069 of these notes were past due.

In total, during 2019 convertible notes and accrued interest aggregating $411,309 were converted into 640,276,078 common shares with a fair value of $959,290 and recognized loss on settlement of debt of $548,029 during the year ended December 31, 2019. On December 31, 2019, the aggregate balance of the fair value of the notes outstanding was $1,564,080 and the related debt discount was $78,013. As of December 31, 2019, the above notes are convertible into 3,334,494,813 shares of common stock.

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

The balance of the unamortized note discount on December 31, 2017 was $198,025. During the year ended December 31, 2018, the Company issued $583,750 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $1,329,389 of which $483,635 was recorded as a debt discount, and the remaining $845,754 was recorded as a financing cost. During the year ended December 31, 2018, the amortization of debt discount was $432,419 which is included in financing costs on the Company’s statement of operations. The balance of the unamortized note discount on December 31, 2018 was $249,241.

During the year ended December 31, 2019, the Company issued $484,331 of convertible notes whose conversion features created a derivative liability upon issuance with a fair value of $357,465 of which $218,637 was recorded as a debt discount, and the remaining $138,828 was recorded as a financing cost. During the year ended December 31, 2019, the amortization of debt discount was $389,793 which is included in financing costs on the Company’s statement of operations. The balance of the unamortized note discount on December 31, 2019 was $78,013.

NOTE 7 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 6 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As of December 31, 2019 and 2018, the derivative liabilities were valued using probability weighted option pricing models with the following assumptions:

	December 31, 2019	Issued During 2019	December 31, 2018

Exercise Price	$0.00015–0.00018	$0.00015–0.035	$0.005–0.035
Stock Price	$0.0003	$ 0.020-0.003	$0.016
Risk-free interest rate	1.59%	1.59–1.85%	2.59%
Expected volatility	236%	236-388%	293%
Expected life (in years)	1.00	1.00	1.00
Expected dividend yield	0%	0%	0%
Fair Value:	$922,509	$546,651	$1,744,601

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

During the year ended December 31, 2019, the Company recorded derivative liabilities of $357,465 related to the issuance of certain new convertible notes, a modification of $189,186 relating to an additional derivative, and recognized $1,179,556 as other income, which represented the net change in the value of the derivative liability at December 31.

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

On May 22, 2019, the Company authorized and designated a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series A Designation”). It subsequently issued 4,126,776 restricted shares of Series A Preferred Stock to various employees and service providers to compensate and reward them for services and to incentivize them to provide continued service to the Company. The Series A Preferred Stock receives relative rights and preferences under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

Pursuant to the Series A Designation, each share of Series A Preferred Stock may be converted into 50 shares of common stock of the Company. The Series A Preferred Stockholders shall be entitled to share among dividends with the common stock shareholders of the Company on an as-converted basis. The Series A Preferred Stockholders shall vote with the common stock as a single class, on a 100 to 1 basis, such that for every share of Series A Preferred Stock held, such shares shall entitle the holder to cast 100 votes. The holders of the Series A Preferred Stock have no liquidation or redemption preference rights but get treated as common stockholders on an as converted basis.

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

The Company determined the fair value of the preferred shares to be $590,129 which is included as stock-based compensation in general and administrative expense on the Company’s statements of operations for the year ended December 31, 2019.

Common stock returned by a director or officer

During the year ended December 31, 2019, a former Company director voluntarily returned 4,555,918 shares of Company common stock to Treasury. These shares were valued at par value of $456 and decreased common stock and increased paid-in capital by the same amount, so the transaction had no impact on the Company’s equity.

Shares issued for services

During the year ended December 31, 2019, the Company issued 2,500,000 shares to the vendor who supplied consulting services to the Company. The Company recorded consulting expense of $3,368 related to this issuance.

During the year ended December 31, 2018, the Company issued an aggregate of 3,550,000 shares valued at $72,950, for services received relating to consulting agreements.

Shares issued upon cancellation of payable to Executive Officers

During the year ended December 31, 2018, the Company entered into conversion and cancellation of debt agreements with two executive officers. The Company agreed to convert a note payable for $74,131 and aggregate accrued payroll of $419,805 into 3,746,660 shares of the Company’ stock, valued at $74,933 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total executive obligations converted of $493,936, and the market value of the shares issued of $74,933, was recorded as contributed capital of $419,003 in the consolidated statements of stockholders’ deficit for year ended December 31, 2018.

Shares issued to retire trade debt

During the year ended December 31, 2019, the Company reached agreement with a vendor to retire approximately $27,096 in debt at a price of $0.05 per share and issued the vendor 541,912 shares pursuant to the agreement. At the time of the settlement of the debt the Company’s common stock was trading at a price of $.0013, so the Company recognized a profit of $26,391 upon the extinguishment of the debt

During the year ended December 31, 2018, the Company entered into conversion and cancellation of debt agreements relating to two outstanding convertible notes. The Company agreed to convert the outstanding aggregate principal and interest balances of $56,052 into 12,300,000 shares of common stock with a fair value of $215,100, and recorded a loss on cancellation of debt of $159,048.

Shares to be issued

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and for an acquisition. During the year ended December 31, 2019 the Company became obligated to issue an additional 60,000 shares of common, valued at $184, per the terms of a consulting agreement (see Note 4), and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of December 31, 2019, the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707.

Warrants

During the year ended December 31, 2019, the Company issued 15,800,319 warrants to two convertible noteholders as consideration for extending the term of their convertible notes. The warrants are exercisable for a period of four years at a strike price of $0.00475. As a result of the issuance of these warrants, the company recorded a financing expense of $36,533.

A summary of warrants for the years ended December 31, 2019 and December 31, 2018, is as follows:

	Number	Weighted
	of	Average
	Warrants	Exercise
Balance outstanding, December 31, 2017	5,004,708	0.014
Warrants granted	3,000,000	0.015
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	15,800,319	.00475
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding and exercisable, December 31, 2019	23,805,027	$0.0079

Information relating to outstanding warrants on December 31, 2019, summarized by exercise price, is as follows:

	Outstanding and Exercisable
			Weighted
Exercise Price Per			Average
Share	Shares	Life (Years)	Exercise Price
$0.010-0.015	8,004,708	1.14	$0.014
$0.004750	15,800,319	3.58	$0.00475

The weighted-average remaining contractual life of all warrants outstanding and exercisable at December 31, 2019, is 1.96 years. Both the outstanding and exercisable warrants outstanding at December 31, 2019, had no intrinsic value.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for nine (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of December 31, 2019, no net revenue was generated from the JV.

Litigation

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Company denies any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily withdrawn on February 27, 2019, by the plaintiff. The Company has a recorded liability of approximately $72,000 as of December 31, 2019, and December 31, 2018, to Stout Law Group, S.A. for services rendered which are the subject of settlement negotiations.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of December 31, 2019, the Company had not earned any revenue under this agreement.

COVID-19

The outbreak of communicable diseases, such as a new virus known as the Coronavirus (COVID-19), could result in a widespread health crisis that could adversely affect general commercial activity and our business. An outbreak of communicable diseases in the region that we operate or regions from which our customers travel from or through, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, including restricting air travel and other means of transportation, imposing quarantines and curfews and requiring the closure of our offices or other businesses, including office buildings, theatres, retail stores and other commercial venues, could adversely affect our business, financial condition or results of operations.

NOTE 10 – INCOME TAXES

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2019	2018

Federal statutory tax rate	21%	21%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	27%
Allowance	(27%)	(27%)
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	Year Ended December 31,
	2019	2018

Net operating loss carryforwards	$2,434,000	2,319,000
Accrued compensation	-
Deferred tax asset	2,434,000	2,319,000
Valuation allowance	(2,434,000)	(1,846,000)
Net deferred tax asset	$-	$-

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2018, the Company had estimated net operating loss carry forwards of approximately $9,014,000 that may be available to reduce future years’ taxable income through 2032 subject to Section 382 limitations. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the full value of the deferred tax asset relating to these tax loss carry-forwards. Additionally, the Company has not filed tax returns, therefore the potential realizability of this loss in future periods is indeterminable

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2017 no liability for unrecognized tax benefits was required to be recorded.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2019 one noteholder elected to convert $48,000 of outstanding principal into 378,872,550 shares of the Company’s common stock at an average price of $.000128 per share.

On Jan 9th, 2020, the Company entered into an agreement with recording and performance artist, Matchbox Twenty “MT”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4th.

Also as part of the transaction, Ticketmaster agreed to include the option for their customers to pre-purchase a double CD set at checkout, for a price to the customer of $25.00, resulting in a net payment to VNUE of approximately $20 after Ticketmaster's fees and taxes. Additionally, Wonderful Union, the VIP package sales company utilized by MT agreed to buy 5000 digital download cards from VNUE for $7 each (to include in VIP packages that they send to fans) for $35,000 which has been paid full. As of May 11, 2020, Ticketmaster has paid via wire $40,378 toward the aforementioned pre-sales.

During the period from January 9, 2020 through the date of this Report, Ylimit extended $250,000 in convertible loans to the Company at an interest rate of 10%. The Company used $100,000 of these proceeds, as above, as an advance to MT, and used the remainder of the proceeds to fund its operations.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15c under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Weinberg & Company, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2019 pursuant to rules of the SEC.

Changes in Internal Control

During the year ended December 31, 2019, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Management and Directors

Our current directors and executive officers are as follows.

Name	Age	Position
M. Zach Bair	58	Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer
Anthony Cardenas	54	Director, Chief Creative Officer and Vice President of Artist Relation
Louis Mann	69	Executive Vice President

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

M. Zach Bair, 58, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was founder, president and chief executive officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006 Mr. Bair was founder, chairman and chief executive officer of Immediatek, Inc. a music tech company Mr. Bair took public in 2002. Bair is an accomplished audio and video producer, and is a voting member of the Recording Academy (the Grammys™) since 2012. Bair has a significant history of implementing and commercializing the “instant media” business model, acquiring pioneer DiscLive in 2004. After selling the original DiscLive in 2006 as part of Immediatek, Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. From 2009-2012, Bair aligned RockHouse with EMI Music, under the Abbey Road Live moniker, and in April of 2012, Bair rebranded the live operation “DiscLive Network”.

Anthony Cardenas, 54, Director and Chief Creative Officer-Vice President of Artist Relations joined VNUE, Inc. in May, 2016. Before his engagement with the company, Mr. Cardenas was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing and from January 2002 to January 2012 was employed by DiskFactory.com, Inc. where he was president and co-founder of the enterprise.

Louis Mann, 69, Executive Vice President, joined VNUE in September, 2017. Prior to joining VNUE, Mann had been President of the Media Properties division of House of Blues International since June 1999. During his illustrious musical career, Mr. Mann was responsible for helping to develop new artists such as Whitney Houston, Alan Parsons Project, and Barry Manilow. He served as Senior Vice President of Capital Records, Inc., Hollywood, California from October 1988 to December 2002, and as General Manager. Mr. Mann created the Third Day Partnership, LLC. As Senior Vice President of Marketing for MCA Records, a division of Universal Studios, Inc., he directed the marketing and strategic initiatives for the entire MCA music division. During his ten years at Capitol Records, he served as Executive Vice President and General Manager for this subsidiary of EMI and was part of the team developing the strategic vision for Capitol Records and the music industry.

Significant Employees

James A. King (Jim), 59, Chief Technology Officer (CTO), joined VNUE in March, 2019. Prior to joining the VNUE team as an adviser, King has held numerous business leadership roles, technology, and operations roles, and is involved in a number of start-up efforts. Over a 33 year career, positions held included officer roles as CIO, CTO, COO/Ops roles for The McGraw-Hill Companies, Reed Elsevier, plc and LexisNexis, United Business Media’s PRNewswire, Broadcast Music Incorporated, Brightpoint Mobile, Microsoft Corporation, and AT&T/NCR Corporation. Mr. King is also the CEO for Spoken Giants, LLC and Core Rights, LLC, and provides consulting services for companies such as Outsell, Inc, Capital Investment Partners, Inc., and others.

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

None of our directors, executive officers, promoters, or control persons have been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Corporate Governance

Director Independence

Our securities are not listed on a national securities exchange or on any inter-dealer quotation system which has a requirement that a majority of directors be independent. We evaluate independence by the standards for director independence set forth in the NYSE MKT Marketplace Rules.

Board of Directors’ Meetings

During the fiscal year ended December 31, 2019 our board of directors did not formally meet. Our board conducted all business and approved all corporate actions during the fiscal year ended December 31, 2019 by the unanimous written consent of its members in the absence of formal board meetings.

Committees of the Board of Directors

As our common stock is not presently listed for trading on a national securities exchange, we are not presently required to have board committees.

We currently have an audit committee comprised of all of our current directors. We do not have a “financial expert” under applicable rules. We do not have a separate audit committee charter. We believe the cost related to retaining a financial expert at this time is prohibitive.

The purpose of the audit committee is, among other things, to assist the board in its oversight of the integrity of our financial statements and other relevant public disclosures, our compliance with legal and regulatory requirements relating to financial reporting, the external auditors’ qualifications and independence and the performance of the internal audit function and the external auditors. As there is no audit committee these tasks were overseen by the entire Board. The Board has reviewed and discussed the audited financial statements with management. The board has had the opportunity to discuss with the independent auditors the matters required to be discussed by the applicable requirements of the PCAOB and received written disclosures and the letter from the independent accountant required by applicable requirements of the PCAOB relating to independent accountant communications with each board member. The board has approved the audited financial statements for inclusion in this annual report.

Due to our small size and limited operations to date, we do not presently have a nominating committee, compensation committee or other committee performing similar functions. We have not adopted any procedures by which security holders may recommend nominees to our board, and we do not have a diversity policy.

Code of Ethics

Our securities are not listed on a national securities exchange, and we are, therefore, not required and do not have a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions.  Our Board has found that the fiduciary duties placed on individual directors by applicable legislation and the restrictions placed by applicable legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of our company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports, we believe that during the fiscal year ended December 31, 2019, the following persons did not file Form 3, 4 or 5 with respect to their receipt of Series A Preferred Stock from the Company: Mr. Bair did not file a Form 4 with respect to 1,498,347 shares of Series A Preferred Stock issued to him; Mr. Anthony Cardenas did not file a Form 4 with respect to 260,000 shares of Series A Preferred Stock issued to him; and Mr. Louis Mann did not file a Form 3 with respect to 748,429 shares of Series A Preferred Stock issued to him, in each case, in May of 2019.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)(3)	($)
Zach Bair, CEO(2)	2019	170,000	0	0	0	0	0	214,264	384,264
	2018	170,000	0	0	0	0	0	0	170,000

Louis Mann, EVP (1)(4	2018	$60,000	0	3,050	0	0	0	106,964	170,014
	2017	0	0	0	0	0	0	0	0

___________

(1)	Mr. Louis Mann, 68, Executive Vice President, joined VNUE, Inc. in September 2017.
(2)	$68,000 of Mr. Bair’s compensation was deferred as of December 31, 2019.
(3)	Represents the fair value of preferred stock awards granted in 2019.
(4)	$41,250 of Mr. Mann’s compensation was deferred as of December 31, 2019.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the years ended December 31, 2019 or 2018. Our directors and officers do not own any stock options or other similar securities of our company.

Management Agreements

We currently have not entered into any management agreements.

Compensation upon Change of Control

As of December 31, 2019, we had no pension plans or compensatory plans or other arrangements, which provide compensation in the event of the termination of directors, officers or employees or a change in control of our company.

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

Compensation of Directors

We did not pay director’s fees or other cash compensation to our directors for services rendered as directors in the year ended December 31, 2019 or 2018. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security even though they may not rightfully “own” those shares. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The mailing address for all persons is at 104 W. 29th Street, 11th Floor, New York, NY 10001.

Shareholders	# of Shares		Percentage
Zach Bair, Chief Executive Officer	179,917,330	(1)	13.53%
Anthony Cardenas, Chief Creative Officer	27,000,000	(2)	2.29%
Louis Mann, Executive Vice President	89,921,491	(3)	7.25%
All directors and executive officers as a group	296,838,821	(4)	20.52%
Christopher Mann	8,185,886		.7%
Thomas Jackson Weaver III	105,000,000	(5)	8.3%

This table is based upon information derived from our stock records. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 1,149,756,152 shares of common stock outstanding as of May 9, 2020. The common shares outstanding include voting power of shares of Series A Preferred Stock owned by such officer or director. The Series A Preferred Stock vote on a 100:1 basis with common stockholders and convert on a 50:1 basis into common stock.

(1)

Includes 30,082,630 shares of common stock and the voting power of 1,498,347 Series A Preferred Stock which cast votes as 149,834,700 shares of common stock. The Series A Preferred Stock owned by Mr. Cardenas converts into 74,917,350 shares of common stock.

(2)

Includes 1,000,000 shares of common stock and voting power of 260,000 shares of Series A Preferred Stock which vote as 26,000,000 shares of common stock. The Series A Preferred Stock owned by Mr. Cardenas converts into 13,000,000 shares of common stock.

(3)

Includes 15,078,591 shares of common stock and the voting power of 748,000 shares of Series A Preferred Stock which vote as 74,842,900 shares of common stock. The Series A Preferred Stock owned by Mr. Louis Mann convert into 37,421,450 shares of common stock.

(4)	Includes all common stock held by such directors or officers as a group, as well as the voting power of all Series A Preferred Stock owned by such persons.
(5)

Includes the voting power of 1,050,000 shares of Series A Preferred Stock which vote as 105,000,000 shares of common stock. Mr. Weaver’s Series A Preferred Stock convert into 52,500,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On March 4, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer, Mr. Zach Bair. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’s stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. During the year ended December 31, 2019, the Company accrued unpaid salary to Mr. Bair of $68,000.

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $206,161 and $82,881 and direct cost of revenues of $211,031 and $111,086 during the year ended December 31, 2019, and 2018, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2019 and 2018. The fees would have amounted to $10,308 and $4,144, respectively. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years.

Stock Bonus Issuances

On May 22, 2019, the Company authorized and designated a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series A Designation”).  It subsequently issued 149,834,700 shares of restricted Series A Preferred Stock to Mr. Bair; 260,000 shares of restricted Series A preferred Stock to Mr. Cardenas; 748,000 shares of restricted  Series A Preferred Stock to Mr. Louis Mann.  These were issued as stock bonuses at a presumed value of $0.14 per share.

Limitation of Liability and Indemnification Matters

Our officers and directors are indemnified as provided by the Nevada Revised Statutes and our Bylaws. We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officer, or controlling person in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to the court of appropriate jurisdiction. We will then be governed by the court's decision.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Weinberg, and Company PC, for the audit of our annual financial statements for the years ended December 31, 2019 and 2018.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees	$78,872	$86,487
Audit-related fees		0
Tax fees		0
All other fees		0
Total	$78,872	$86,487

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit-related services in fiscal 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules Financial Statement Schedules

None.

Exhibits

Exhibit	Exhibit
Number	Description
3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation(2)
3.3	Bylaws(2)
4.1	2012 Stock Incentive Plan (3)
10.1	Equity Purchase Agreement with Tarpon Bay Partners, LLC dated February 18, 2016 (4)
10.2	Registration Rights Agreement with Tarpon Bay Partners, LLC dated February 18, 2016 (5)
10.3	Promissory Note issued to Tarpon Bay Partners; LLC dated February 18, 2016 (6)
16.1	Letter Re: Change in Certifying Accountant (7)
21.1*	Subsidiaries of the Registrant
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.1NS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

________

* Filed herein

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.

(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.

(3)	Included as an exhibit with our Form 8-K filed April 11, 2013.

(4)	Included as an exhibit with our Form S-1 filed September 16, 2016.

(5)	Included as an exhibit with our Form S-1 filed September 16, 2016

(6)	Included as an exhibit with our Form S-1 filed September 16, 2016.

(7)	Included as an exhibit with our Form 8-K filed on November 9, 2015

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VNUE, INC.

Date: May 19, 2020	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal	May 19, 2020
Zach Bair	Accounting Officer and Chairman

/s/ Anthony Cardenas	Director	May 19, 2020
Anthony Cardenas

