Form 10-K/A
period 2019-12-31
VNUE, Inc.
filed 2020-06-03
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

v

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

VNUE, INC.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K, for the year ended December 31, 2019,  filed May 18, 2020 (the “Original Report”) is being filed to include the information below regarding our reliance the SEC’s conditional exemptive orders issued in response to the Covid-19 pandemic. With the exception of the additional disclosures set forth below, all disclosures contained in the Original Report are unchanged.

VNUE, Inc. (the “Company”) filed the Original Report on Form 10-K on a delayed basis based on reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

This Amendment No 1 to the Original Report is being filed to clarify that the preparation of the Company’s Annual Report, including financial statements and completion of the auditing process, was delayed as a result of government-imposed quarantines, office closures and travel restrictions, which affected both the Company’s and its service provider’s personnel. Our office closing and quarantines have impacted our ability to both internally compile and complete our financial statements and to provide business records and to meet with auditors. Office staff has been forced to work remotely without access to the records kept in the Company’s offices. As a result of these government-imposed quarantines, office closings and travel restrictions, the Company’s accounting personnel and service providers experienced in processing certain of its accounting records and receipts required to complete the audit of the Company’s financial statements.

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

VNUE, INC.

Date: June 2, 2020	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Amended  Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal	June 2, 2020
Zach Bair	Accounting Officer and Chairman

/s/ Anthony Cardenas	Director	June 2, 2020
Anthony Cardenas

