Form 10-Q
period 2020-03-31
VNUE, Inc.
filed 2020-06-29
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of registrant’s common stock outstanding as of June 26, was 1,149,756,152.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2020

EXPLANATORY NOTE

VNUE, Inc. (the “Company”) filed this Quarterly Report on Form 10-Q on a delayed basis based on reliance on the Order of the Securities and Exchange Commission dated March 4, 2020, as modified March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-22465).

This Report, including financial statements and completion of the auditing process, was delayed as a result of government-imposed quarantines, office closures and travel restrictions, which affected both the Company’s and its service provider’s personnel. Our office closing and quarantines have impacted our ability to both internally compile and complete our financial statements and to provide business records and to meet with auditors. Office staff has been forced to work remotely without access to the records kept in the Company’s offices. As a result of these government-imposed quarantines, office closings and travel restrictions, the Company’s accounting personnel and service providers experienced in processing certain of its accounting records and receipts required to complete the audit of the Company’s financial statements.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$16,419	$52,096
Prepaid expenses	100,000	-
Total current assets	116,419	52,096
Total assets	$116,419	$52,096

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,026,685	$978,145
Shares to be issued	247,707	247,707
Accrued payroll-officers	131,750	108,000
Advances from former officer	720	720
Notes payable	34,000	34,000
Deferred revenue	74,225	-
Convertible notes payable, net	1,631,261	1,486,067
Purchase liability	300,000	300,000
Derivative liability	1,213,372	922,509
Total current liabilities	4,659,720	4,077,148
Total liabilities	4,659,720	4,077,148

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized 4,126,776 issued and outstanding	413	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized; 1,149,756,152 and 770,883,602 shares issued and outstanding, respectively	114,975	77,088
Additional paid-in capital	8,182,767	8,099,346
Accumulated deficit	(12,841,456)	(12,201,899)
Total stockholders' deficit	(4,543,301)	(4,025,052)
Total Liabilities and Stockholders' Deficit	$116,419	$52,096

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	Ended	Ended
	March 31, 2020	March 31, 2019

Revenues -related party	$12,059	$23,556
Direct costs of revenue	8,509	58,438
Gross margin (loss)	3,550	(34,882)
Operating expenses:
Research and development	-	2,081
General and administrative	176,188	125,568
Total costs and expenses	176,188	127,649
Operating loss	(172,638)	(162,531)
Other income (expense), net
Change in fair value of derivative liability	(290,862)	1,022,840
Loss on the extinguishment of debt	(72,709)	(198,873)
Gain on settlement of obligations	-	9,143
Financing costs	(103,348)	(297,036)
Other income (expense), net	(466,919)	536,074
Net income (loss)	$(639,557)	$373,543

Net loss per common share - basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding:
Basic and diluted	1,029,274,036	168,050,218

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total

Balance - December 31, 2018	-	-	105,635,816	10,563	6,493,070	(10,801,801)	(4,298,168)

Shares returned from former officer			(4,555,918)	(456)	456

Shares issued in settlement of accounts payable to former officer			11,428,571	1,143	29,714		30,857

Shares issued on conversion of accrued payroll to officer			15,057,143	1,506	39,149		40,654

Gain on extinguishment of accrued payroll to
officers recorded as contributed capital					12,046		12,046

Shares issued on conversion of notes payable			127,152,659	12,715	388,232		400,947

Net income (loss)						373,543	373,543
March 31, 2019	-	$-	254,718,271	$25,471	$6,962,666	$(10,428,258)	$(3,440,121)

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total

Balance - December 31, 2019	4,126,776	$413	770,883,602	$77,088	$8,099,346	$(12,201,899)	$(4,025,052)

Shares issued on conversion of notes payable			378,872,550	37,887	83,421		121,308

Net income (loss)						(639,557)	(639,557)
March 31, 2020	4,126,776	$413	1,149,756,152	$114,975	$8,182,767	$(12,841,456)	(4,543,301)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(639,557)	$373,543
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Change in the fair value of derivatives	290,862	(1,022,840)
Derivative value in excess of convertible notes considered financing costs	-	69,759
Gain on the settlement of vendor obligations	-	(9,143)
Loss on the extinguishment of debt	72,709	210,213
Amortization of debt discount	48,193	184,847
Amortization of intangible assets	-	25,228
Changes in operating assets and liabilities
Prepaid expenses	(100,000)	667
Accounts payable and accrued interest	8,541	8,756
Shares to be issued	-	3,684
Deferred revenue	74,225	-
Accrued payroll officers	63,750	17,500
Net cash (used in) operating activities	(181,277)	(137,786)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	-	-
Payoff of convertible note	(4,400)	-
Proceeds from the issuance of convertible notes	150,000	173,000
Net cash provided by investing activities	145,600	173,000

Net Increase (Decrease) In Cash	(35,677)	35,214
Cash At The Beginning Of The Period	52,096	18,191
Cash At The End Of The Period	$16,419	$53,405

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$121,308	$400,947
Common shares issued in settlement of accounts payable and accrued expenses	$-	$30,857
Common shares issued upon conversion of accrued payroll	$-	$40,654
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$-	$82,306
Capital contribution upon conversion of accrued payroll for officer/shareholder	$-	$12,046

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC. THREE MONTHS ENDED MARCH 31, 2020 AND 2019 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VNUE, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. Such reclassifications did not affect the Company’s financial position, results of operations, or cash flows.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2020, the Company incurred an operating loss of $639,557, used cash in operations of $181,277 and had a stockholders’ deficit of $4,543,301. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On March 31, 2020, the Company had cash on hand of $16,419. Subsequent to March 31, 2020, we raised $100,000 from the issuance of three convertible notes to an accredited investor - see Note 10, Subsequent Events. Management estimates that the current funds on hand will be sufficient to continue operations through August 31, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations on March 31, 2020, and 2019, respectively. Inter-company balances and transactions have been eliminated.

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

The Company recognizes revenue on the sale of vouchers that fans redeem for limited edition CD sets that contain the recording of live concerts and made available to concert attendees immediately after the show and on-line. Revenue is recognized on the sale of a product when the risk of loss transfers to our customers, and the collection of the receivable is reasonably assured, which generally occurs when after the event is held.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates include the assumptions used for impairment testing of intangible assets, assumptions used to value the derivative liabilities, the valuation allowance for the deferred tax asset, and the accruals for potential liabilities. Actual results could differ from these estimates.

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

The fair value of the derivative liabilities of $1,213,372 and $922,509 on March 31, 2020, and December 31, 2019, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on March 31, 2020, because their impact was anti-dilutive. As of March 31, 2020, the Company had 23,805,027 outstanding warrants and 4,736,115,952 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

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

The Company had intangible assets with a carrying value of $-0- and $-0- as of March 31, 2020, and December 31, 2019, respectively. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and records an impairment charge if the carrying value of such intangible assets is not recoverable and if it exceeds its fair value. While our fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded level of finite-lived intangible assets, management does not consider these to be events requiring the performance of an impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary, which could result in an impairment charge to intangible assets.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $12,059 and $23,556 and direct cost of revenues of $8,509 and $58,438 during the three months ended March 31, 2020, and 2019, respectively, were recorded using the assets licensed under this agreement. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years.

Accrued Payroll to Officers

Accrued payroll due to two officers was $131,750 and $108,000 respectively, as of March 31, 2020, and December 31, 2019, respectively.

During the three months ended March 31, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer, Zach Bair. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’s stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654, was recorded as contributed capital of $12,046 in the condensed consolidated statements of stockholders’ deficit for the three months ended March 31, 2019. The Chief Executive Officers’ compensation is $170,000 per year, and As of March 31, 2020, and December 31, 2019, the amounts due to Mr. Bair were $75,500 and $40,000, respectively.

On September 15, 2017, the Company entered into an Advisory Agreement with Louis Mann (“MANN”) for MANN’s continued and ongoing advisory services to the Company’s as Executive Vice President and director for six (6) months and with automatic six (6) months renewals unless terminated in accordance with the agreement. MANN is to receive $5,000 per month. This agreement was renewed on October 1, 2019, and on April 1, 2020. $15,000 in compensation was expensed during the three months ended March 31, 2020, and March 31, 2019.

As of March 31, 2020, and December 31, 2019, the amounts due to Mr. Mann were $56,250 and $40,000, respectively

Advances from Employees

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing, and due on demand. On December 31, 2018, advances from employees were $14,720. During the year ended December 31, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company. The Company recorded the $14,000 as a gain on the settlement of debt, leaving a remaining balance of $720 on March 31, 2020, and December 31, 2019.

NOTE 4 – NOTE PAYABLE

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note became due within 10 business days of the Company receiving notice of the effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016, and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

On April 30, 2019, the Company issued an unsecured Promissory Note in the principal amount of $25,000. The Note was due and payable on August 30, 2019, along with $5,000 worth of interest. The Company continues to accrue interest on this note at the rate of $1,250 per month. The Promissory Note is past due, however, the maker of the Note has verbally agreed not to call a default.

During the three months ended March 31, 2020, the Company recorded $4,380 of accrued interest expense on these two Notes.

The balance of the Notes Payable outstanding was $34,000 and $34,000 as of March 31, 2020, and December 31, 2019, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	March 31,	December 31,
	2020	2019
Various Convertible Notes(a)	$43,500	$43,500
Ylimit, LLC Convertible Notes(b)	1,032,500	882,500
Golock Capital, LLC Convertible Notes(c)	339,011	339,011
Other Convertible Notes(d)	246,069	299,069
Total Convertible Notes	1,661,080	1,564,080
Debt discount	(29,819)	(78,013)
Convertible notes, net	$1,631,261	$1,486,057

_____________

(a) In August 2014, the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $45,000 as of December 31, 2018. On March 4, 2019, a note holder elected to forgive and cancel their outstanding convertible note balance of $1,500, which the Company recorded as a gain on extinguishment of debt in the accompanying consolidated statement of operations. The balance of the notes outstanding was $43,500 as of March 31, 2020, and December 31, 2019, respectively, of which $28,500 was due to related parties.

(b) On May 9, 2016, the Company issued a convertible note to YLimit, LLC in the principal amount of $100,000 with interest at 10% per annum and due on May 9, 2018. The note is secured by the Company’s rights, titles, and interests in all the Company’s tangible and intangible assets, including intellectual property and proprietary software whether existing now or created in the future. On August 25, 2017, the Note was amended to authorize total borrowings on this Note to $517,000, The balance of the notes outstanding was $517,000 as of December 31, 2017, and the balance of the debt discount was $137,358.

On April 12, 2018, and again on August 15, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $190,500 to a total of $707,500 and extended the maturity date to May 9, 2019.The amendment on April 12, 2018 further modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per-share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. This feature gave rise to a derivative liability of $135,900 during the period ended December 31, 2018, that is discussed below. During the year ended December 31, 2018, the Company borrowed an additional $190,500. The balance of notes outstanding was $707,500 as of December 31, 2018, and the balance of the debt discount was $70,078.

On November 9, 2019, the Company and Ylimit, LLC entered into an amendment (“Ylimit Amendment One”) to the original secured convertible promissory note dated May 9, 2016, along with subsequent amendment and fundings that followed. Under the terms of Ylimit Amendment One, Ylimit extended maturity date of all outstanding convertible debt due to them by the company, to a new maturity date of February 09, 2020. Ylimit received no consideration for this amendment.

By verbal agreement, Ylimit increased the Company’s borrowing limits by $175,000 and extended this amount of additional funding to the Company during the last three months of 2019 bring the total convertible note balance due to YLimit to a total of $882,500 as of December 31, 2019. All note discount related to Ylimit was fully amortized as of December 31, 2019.

On February 9, 2020, the Company entered into another amendment with Ylimit (“Ylimit Amendment Two”) to further extend the maturity date of all of the Company’s outstanding debt to August 9, 2020, including the $175,000 that Ylimit funded in the fourth quarter of 2019. Ylimit received no consideration for the Ylimit Amendment Two.

During the three months ended March 31, 2020, Ylimit provided another $150,000 in funding to the Company bringing their balance to $1,032,500 as of March 31, 2020

(c) From September 1, 2017, to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018, and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggyback registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate of 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to the principal, which was recorded to financing costs. The aggregate balance of the notes outstanding and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on March 31, 2020, and December 31, 2019, respectively, was $339,010. As of March 31, 2020, $285,679 of these notes were past due.

(d) As of December 31, 2017, the Company had an outstanding convertible note payable of $61,000. During the year ended December 31, 2018, the Company entered into additional notes of $369,250. The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018, to June 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 50% of the lowest trading price for the Company s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share. The issuance of notes with conversion features gave rise to derivative liabilities of $559,397 (see discussion below). As of December 31, 2018, the aggregate convertible notes balance to the five lenders was $426,964 and the related debt discount was $179,162.

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

During the three months ended March 31, 2020, $48,600 of the principal balance was converted to 378,872,550 shares of common stock. The Company recorded a loss on the extinguishment of this debt of $72,708.82. Additionally, the Company paid $4,400 to reduce the principal balance. These were the only note conversions during the three months ended 2020.

Summary

On March 31, 2020, the aggregate balance of the fair value of all convertible notes outstanding was $1,661,080 and the related debt discount was $29,819, or a net balance of $1,631,261. Of this amount, $381,749 in principal was past due. As of March 31, 2020, the above notes are convertible into 4,736,115,952 shares of common stock.

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

As of March 31, 2020, and December 31, 2019, the derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

	March 31, 2020	Issued During 2019

Exercise Price	$0.0003–0.035	$0.001–0.035
Stock Price	$0.0003	$0.020-0.004
Risk-free interest rate	.17%	2.41–1.85
Expected volatility	228%	385%-388%
Expected life (in years)	1.00	1.00–1.36
Expected dividend yield	0%	0%
Fair Value:	$1,940,813 (a)	$479,987

________

(a)	Represents the total amount of principal and accrued interest subject to derivative calculations as of March 31, 2020

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

During the three months ended March 31, 2020, the Company recognized a loss of $290,862 as other expense, which represented the net change in the value of the derivative liability at December 31, 2019, plus new derivative liabilities, less the gain on the extinguishment of derivative liabilities.

NOTE 7 – SHARES TO BE ISSUED

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 During the year ended December 31, 2019, the Company became obligated to issue an additional 60,000 shares of common, valued at $184, per the terms of a consulting agreement and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of March 31, 2020, and December 31, 2019, the Company had not yet issued a total of 5,204,352 shares of common stock with a value of $247,707.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has 2,000,000,000 shares of $0.0001 par value per share of common stock authorized. As of March 31, 2020, and December 31, 2019, the Company had 1,149,756,152 and 770,883,602 shares of common stock issued and outstanding, respectively.

2020 Common Stock Transactions from January 1, 2020, through March 31, 2020

During the three months ended March 31, 2020, convertible noteholders converted $48,600 of principal into 378,872,550 shares of common stock. The Company recorded a loss on the extinguishment of this debt amounting to $72,709

2019 Common Stock Transactions from January 1, 2019, through March 31, 2019

During the three months ended March 31, 2020, convertible noteholders converted $175,233 of principal and $11,341 of interest into 127,152,659 shares of common stock. The Company recorded a loss on the extinguishment of this debt amounting to $198,873.

On March 13, 2019, a former Company director voluntarily returned 4,555,918 shares of Company common stock to Treasury.

During the three months ended March 31, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’s stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654.

On March 4, 2019, the Company and entered into a conversion and cancellation of a debt agreement with a former officer relating to the $40,000 cash compensation balance outstanding on December 31, 2018. The Company issued 11,428,571 shares of common stock, at $0.0035 per share, as payment in full for the $40,000 balance. The difference between the total vendor obligations converted of $40,000, and the market value of the shares issued of $30,857, was recorded as a gain on settlement of obligations of $9,143.

Preferred stock

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

On May 22, 2019, the “Company” issued 4,126,776 restricted shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) to various employees and service providers to compensate and reward them for past services and to incentivize them to provide continued service to the Company. The Series A Preferred Stock will receive relative rights and preferences under terms and conditions outlined in the Certificate of Designation of the Preferred Stock.

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

As of March 31, 2020, and December 31, 2019, the Company had 4,126,776 shares of Series A par value $0.0001, preferred shares outstanding

NOTE 9 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV was for six (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of March 31, 2020, no net revenue was generated from the JV.

Litigation

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Company denies any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily withdrawn on February 27, 2019, by the plaintiff. The Company has a recorded liability of approximately $72,000 as of March 31, 2020, and December 31, 2019, to Stout Law Group, S.A. for services rendered which are the subject of settlement negotiations.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of March 31, 2020, the Company did not earn any revenue under this agreement.

COVID-19

The outbreak of communicable diseases, such as a new virus known as the Coronavirus (COVID-19), could result in a widespread health crisis that could adversely affect general commercial activity and our business. An outbreak of communicable diseases in the region that we operate or regions from which our customers travel from or through, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected, including restricting air travel and other means of transportation, imposing quarantines and curfews and requiring the closure of our offices or other businesses, including office buildings, theatres, retail stores, and other commercial venues, could adversely affect our business, financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

During the period subsequent to March 31, 2020, the Company received $100,000 in proceeds from the issuance of three, one-year maturity, unsecured 10% convertible notes to one accredited investor. These notes are convertible into common stock at a current conversion rate of $0.035

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of our Current Business

The live music and entertainment space is constantly searching for new monetization outlets. Music licensing and royalties are particular “hot button” issues in the industry. We believe that we have developed solutions that create new revenue streams, and simultaneously helps to protect the rights of the creators and will help ensure they are properly compensated. This befits not only artists, labels, publishers, and live venues but the fans as well.

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

On Jan 9th, 2020, the Company entered into an agreement with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4th.

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

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2020, and 2019, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing the development of our products and services and therefore had minimal revenues during this quarter.

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

Revenues

Our revenues for the three months ended March 31, 2020, and 2019, was $12,059 and $23,356 respectively. During the three months ended March 31, 2020, we entered into an agreement with Matchbox Twenty (“MT Agreement”) to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4th.

Also as part of the transaction, Ticketmaster agreed to include the option for their customers to pre-purchase a double CD set at checkout, for a price to the customer of $25.00, resulting in a net payment to VNUE of approximately $20 after Ticketmaster's fees and taxes. Additionally, Wonderful Union, the VIP package sales company utilized by MT agreed to buy 5000 digital download cards from VNUE for $7 each (to include in VIP packages that they send to fans). Due to the onset of COVID-19 the tour has been postponed until the summer of 2021. As a result, $74,225 from advanced CD set has and download card sales been recorded as deferred revenue and will be recorded as revenue after tour occurs.

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

While the COVID-19 pandemic had an affect on our ability to complete our financial statements in a timely manner we do not believe that it will have a material adverse effect on our business at this time as we are currently scheduled to roll out our products in third quarter of 2020. Nonetheless a material portion of our future set.fm and DiscLive business is dependent on success of public events and gatherings. In the event that quarantine and social distancing rules or even social fears continue through such time then we will be materially adversely affected, as these gatherings will see fewer attendees. However, as Soundstr is rolled out, we do not expect to have a materially adverse effect, as our devices will be rolled out to radio stations initially, which do not depend upon attendees. We also do not anticipate expending material costs on implementing social distancing or similar measures in our business.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended March 31, 2020, and 2019, was $8,509 and $58,438 respectively. Gross margin (loss) is calculated by subtracting direct costs from revenue. The gross margin (loss) percentage is calculated by dividing gross margins by revenue. Our gross margin percentage for the period ended March 31, 2020, was approximately 29.4% compared to negative 148.1% for the same period in 2019. The current sales levels and associated costs are indicative of the margins we expect to generate from higher sales volumes.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2020, and 2019, was $161,188 and $125,568, respectively, an increase of $35,520, or approximately $28.4%. The increase in general and administrative expenses is primarily attributable to increased professional fees.

Other Income (Expenses), Net

We recorded other (expense) net, of $(466,919) for the three months ended March 31, 2020, compared to other income, net of $536,074 for the three months ended December 31, 2019. The significant decrease in other income net, in 2020 was primarily attributable to an increase in the fair value of derivative liabilities of $(290,862) in the 2020 period, compared to a decrease of $1,022,840 in the 2019 period.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the three months ended March 31, 2020, was $(624,557) compared to a net profit for the three months ended March 31, 2019, of $373,543.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of March 31, 2020, we had current assets consisting of cash and cash equivalents of $16,419.

We had negative cash flows from operating activities of $181,277 for the three months ended March 31, 2020, compared with negative cash flows from operating activities of $137,786 for the three months ended March 31, 2019. The increase in our negative cash flows from operations was primarily attributable to an increase in our operating expenses.

We generated cash flows from financing activities of $145,600, for the three months ended March 31, 2020, as compared to $173,000 for the three months ended March 31, 2019. The decrease in net cash provided by financing operations was due to a reduction in net proceeds from the sale of convertible notes.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2020, the Company incurred an operating loss from operations of $639,557 used cash in operations of $181,277 and had a stockholders’ deficit of $4,543,301. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On March 31, 2020, the Company had cash on hand of $16,419. Subsequent to March 31, 2020, we raised $ from the issuance of convertible notes. Management estimates that the current funds on hand will be sufficient to continue operations through August 31, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include the assumptions used to determine the value of the derivative liabilities, the valuation allowance for the deferred tax asset, and the accruals for potential liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB where the value of the award is measured on the date of grant and recognized as compensation expense on the straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then-current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our principal executive officer and principal accounting officer concluded, as of the end of the period covered by this annual report, that, due to weaknesses in our internal controls described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosures.

b) Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2020, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by COSO.

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, we issued $150,000 of unsecured 10% convertible notes to one investor Ylimit, on terms comparable to previous fundings, see Note 5. Convertible Notes. These notes mature at various times during three months ending on March 31, 2021. These notes are convertible into common stock at a current conversion rate of $0.035, in to 4,285,714 shares.  All the above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

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

Registrant	VNUE, Inc.

Date: June 26, 2020	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

