Form 10-Q
period 2020-06-30
VNUE, Inc.
filed 2020-08-11
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of registrant’s common stock outstanding as of August 10, 2020, was 1,149,756,152.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$8,323	$52,096
Prepaid expenses	100,000	-
Total current assets	108,323	52,096
Total assets	$108,323	$52,096

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,090,696	$976,895
Shares to be issued	247,707	247,707
Accrued payroll-officer	159,250	109,250
Advances from former officer	720	720
Notes payable	34,000	34,000
Deferred revenue	74,225	-
Convertible notes payable, net	1,787,444	1,486,067
Purchase liability	300,000	300,000
Derivative liability	816,447	922,509
Total current liabilities	4,510,489	4,077,148
Total liabilities	4,510,489	4,077,148

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized 4,126,776 issued and outstanding	413	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized; 1,149,756,152 and 770,883,602 shares issued and outstanding, respectively	114,975	77,088
Additional paid-in capital	8,182,767	8,099,346
Accumulated deficit	(12,700,321)	(12,201,899)
Total stockholders' deficit	(4,402,166)	(4,025,052)
Total Liabilities and Stockholders' Deficit	$108,323	$52,096

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VNUE, INC.

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues -related party	$6,127	$64,544	$18,186	$88,100
Direct costs of revenue	-	39,530	8,509	97,968
Gross margin (loss)	6,127	25,014	9,677	(9,868)
Operating expenses:
Research and development	-	3,746	-	5,827
General and administrative	193,843	706,503	370,031	832,071
Total costs and expenses	193,843	710,249	370,031	837,898
Operating loss	(187,716)	(685,235)	(360,354)	(847,766)
Other income (expense), net
Change in fair value of derivative liability	396,924	(645,834)	106,062	377,006
Loss on the extinguishment of debt	-	(204,002)	(72,709)	(387,375)
Gain on settlement of obligations	-	12,046	-	9,143
Financing costs	(68,073)	(151,002)	(171,421)	(451,493)
Other income (expense), net	328,852	(988,792)	(138,068)	(452,719)
Net income (loss)	$141,135	$(1,674,028)	$(498,422)	$(1,300,485)

Net loss per common share - basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,149,756,152	322,251,427	1,089,508,907	245,570,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

VNUE, INC.

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total

Balance - December 31, 2018	-	-	105,635,816	10,563	6,493,070	(10,801,801)	(4,298,168)

Shares returned from former officer			(4,555,918)	(456)	456

Shares issued in settlement of accounts payable to former officer			11,428,571	1,143	29,714		30,857

Shares issued on conversion of accrued payroll to officer			15,057,143	1,506	39,149		40,654

Gain on extinguishment of accrued payroll to officers recorded as contributed capital					12,046		12,046

Shares issued on conversion of notes payable			127,152,659	12,715	388,232		400,947

Net income (loss)						373,543	373,543
March 31, 2019	-	$-	254,718,271	$25,471	$6,962,666	$(10,428,258)	$(3,440,121)

Issuance of Series A Preferred Stock	4,127,776	413			589,716		590,129

Shares issued on conversion of notes payable			128,851,891	12,885	282,568		295,453

Issuance of warrants for financing costs					36,533		36,533

Net income (loss)						(1,674,028)	(1,674,028)

Balance, June 30, 2019	4,127,776	$413	383,570,162	$38,356	$7,871,483	$(12,102,286)	$(4,192,034)

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total

Balance - December 31, 2019	4,126,776	$413	770,883,602	$77,088	$8,099,346	$(12,201,899)	$(4,025,052)

Shares issued on conversion of notes payable			378,872,550	37,887	83,421		121,308

Net income (loss)						(639,557)	(639,557)
Balance, March 31, 2020	4,126,776	$413	1,149,756,152	$114,975	$8,182,767	$(12,841,456)	(4,543,301)

Net income (loss)						141,135	141,135
Balance, June 30, 2020	4,126,776	$413	1,149,756,152	$114,975	$8,182,767	$(12,700,321)	$(4,402,166)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VNUE, INC.

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(498,422)	$(1,300,485)
Adjustments to reconcile net income to net cash
provided by (used for) operating activities
Change in the fair value of derivatives	(106,062)	(377,006)
Derivative value considered financing costs	48,599	69,759
Gain on the settlement of vendor obligations	-	(9,143)
Loss on the extinguishment of debt	72,709	387,375
Amortization of debt discount	69,669	253,035
Amortization of intangible assets	-	50,516
Warrants issued for financing costs	-	36,533
Financing cost for the extension of the maturity date of convertible note	-	30,428
Stock-based compensation	-	590,129
Shares issued for financing costs	-	3,500
Shares issued for services	-	184
Changes in operating assets and liabilities
Prepaid expenses	(100,000)	667
Accounts payable and accrued interest	72,551	42,772
Shares to be issued
Deferred revenue	74,225
Accrued payroll officers	91,250	30,000
Net cash (used in) operating activities	(275,481)	(191,736)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	-	25,000
Payoff of convertible note	(53,000)	-
Proceeds from the issuance of convertible notes	284,708	173,000
Net cash provided by investing activities	231,708	198,000

Net Increase (Decrease) In Cash	(43,773)	6,264
Cash At The Beginning Of The Period	52,096	18,191
Cash At The End Of The Period	$8,323	$24,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$121,308	$696,400
Common shares issued in settlement of accounts payable and accrued expenses	$-	$30,587
Common shares issued upon conversion of accrued payroll	$-	$40,654
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$-	$82,306
Capital contribution upon conversion of accrued payroll for officer/shareholder	$-	$12,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

VNUE, INC. SIX MONTHS ENDED JUNE 30, 2020 AND 2019 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of VNUE, Inc., a Nevada corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

On May 29, 2015, VNUE, Inc. entered into a merger agreement with VNUE Washington, Inc. Pursuant to which, all of the outstanding shares of any class or series of VNUE Washington were exchanged for an aggregate of 50,762,987 shares of TGRI common stock. As a result of the Merger, VNUE Washington became a wholly-owned subsidiary of the Company, and the transaction was accounted for as a reverse merger with VNUE Washington deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer.

Overview of Business

We are a music technology company, that offers a suite of products and services that monetize and monitor music for artists, labels, performing rights organizations, publishers, writers, radio stations, venues, restaurants, bars, and other stakeholders in music.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2020, the Company incurred an operating loss of $498,422, used cash in operations of $275,481 and had a stockholders’ deficit of $4,402,166. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On June 30, 2020, the Company had cash on hand of $8,323. Subsequent to June 30, 2020, we raised $40,000 from the issuance of three convertible notes to an accredited investor (see Note 10, Subsequent Events). Management estimates that the current funds on hand will be sufficient to continue operations through August 31, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

VNUE Technology, Inc. and VNUE Media, Inc. were inactive corporations on June 30, 2020, and 2019, respectively. Inter-company balances and transactions have been eliminated.

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

Fair Value of Financial Instruments

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with six levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

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

The fair value of the derivative liabilities of $816,447 and $922,509 on June 30, 2020, and December 31, 2019, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on June 30, 2020, because their impact was anti-dilutive. As of June 30, 2020, the Company had 23,805,027 outstanding warrants and 4,618,024,788 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

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

The Company had intangible assets with a carrying value of $-0- and $-0- as of June 30, 2020, and December 31, 2019, respectively. In accordance with ASC Topic 350 – Goodwill and Other Intangible Assets, the Company assesses the carrying value of its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and records an impairment charge if the carrying value of such intangible assets is not recoverable and if it exceeds its fair value. While our fiscal year-to-date financial performance has not met our expectations, and the enterprise value of the Company based on the current price of our common stock may fluctuate at or near the recorded level of finite-lived intangible assets, management does not consider these to be events requiring the performance of an impairment test. The Company will continue to monitor its operating results for indicators of impairment and perform additional tests as necessary, which could result in an impairment charge to intangible assets.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for six years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $18,186 and $88,100 and direct cost of revenues of $8,509 and $97,968 during the six months ended June 30, 2020, and 2019, respectively, were recorded using the assets licensed under this agreement. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years.

Accrued Payroll to Officers

Accrued payroll due to two officers was $159,250 and $109,250 respectively, as of June 30, 2020, and December 31, 2019, respectively.

During the six months ended June 30, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer, Zach Bair. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’s stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654, was recorded as contributed capital of $12,046 in the condensed consolidated statements of stockholders’ deficit for the six months ended June 30, 2019. The Chief Executive Officers’ compensation is $170,000 per year, and, as of June 30, 2020, and December 31, 2019, the amounts due to Mr. Bair were 88,000 and $68,000, respectively.

On September 15, 2017, the Company entered into an Advisory Agreement with Louis Mann (“MANN”) for MANN’s continued and ongoing advisory services to the Company’s as Executive Vice President and director for six (6) months and with automatic six (6) months renewals unless terminated in accordance with the agreement. MANN is to receive $5,000 per month. This agreement was renewed on October 1, 2019, and on April 1, 2020. $15,000 in compensation was expensed during the six months ended June 30, 2020, and June 30, 2019.

As of June 30, 2020, and December 31, 2019, the amounts due to Mr. Mann were $71,250 and $41,250, respectively

Advances from Employees

From time to time, stockholders of the Company advance funds to the Company for working capital purposes. The advances are unsecured, non-interest bearing, and due on demand. On December 31, 2018, advances from employees were $14,720. During the year ended December 31, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company. The Company recorded the $14,000 as a gain on the settlement of debt, leaving a remaining balance of $720 on June 30, 2020, and December 31, 2019.

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

During the six months ended June 30, 2020, the Company recorded $7,815 accrued interest expense on these two Notes.

The balance of the Notes Payable outstanding was $34,000 and $34,000 as of June 30, 2020, and December 31, 2019, respectively.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	June 30,	December 31,
	2020	2019
Various Convertible Notes(a)	$43,500	$43,500
Ylimit, LLC Convertible Notes(b)	1,167,208	882,500
Golock Capital, LLC Convertible Notes(c)	339,011	339,011
Other Convertible Notes(d)	246,069	299,069
Total Convertible Notes	1,795,788	1,564,080
Debt discount	(8,344)	(78,013)
Convertible notes, net	$1,787,444	$1,486,057

_____________

(a) In August 2014, the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The Note Conversion Price is determined as follows: (a) if the Note is converted upon the Next Equity Financing, an amount equal to 80% of the price paid per share paid by the investors in the Next Equity Financing; (b) if the Note is converted in the event of a Corporate Transaction, a price per share derived by dividing a “pre-money” valuation of $8,000,000 by the number of shares outstanding immediately prior to the time of such conversion, on a fully diluted basis; or (c) if the Note is converted as part of a Maturity Conversion, a price per unit derived by dividing a “pre-money” valuation of $8,000,000 by the total number of units (restricted and non-restricted) outstanding immediately prior to the time of such conversion, on a fully diluted basis. The notes are due and payable on demand at any time after the earlier of (i) 36 months following the note issuance or (ii) the consummation of a corporate transaction if not previously converted. The balance of the notes outstanding was $45,000 as of December 31, 2018. On March 4, 2019, a note holder elected to forgive and cancel their outstanding convertible note balance of $1,500, which the Company recorded as a gain on extinguishment of debt in the accompanying consolidated statement of operations. The balance of the notes outstanding was $43,500 as of June 30, 2020, and December 31, 2019, respectively, of which $28,500 was due to related parties.

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

On April 12, 2018, and again on August 15, 2018, the Company and Ylimit, LLC entered into an amendment to the original secured convertible promissory note. The amendments increased the borrowing limits by $190,500 to a total of $707,500 and extended the maturity date to May 9, 2019. The amendment on April 12, 2018, further modified the conversion feature to state that all borrowings under the note will be converted at 75% of the per-share stock price in the equity funding, but in no event shall the conversion price be less than $0.035 per share. This feature gave rise to a derivative liability of $135,900 during the period ended December 31, 2018, that is discussed below. During the year ended December 31, 2018, the Company borrowed an additional $190,500. The balance of notes outstanding was $707,500 as of December 31, 2018, and the balance of the debt discount was $70,078.

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

By verbal agreement, Ylimit increased the Company’s borrowing limits by $175,000 and extended this amount of additional funding to the Company during the last six months of 2019 bring the total convertible note balance due to YLimit to a total of $882,500 as of December 31, 2019. All note discount related to Ylimit was fully amortized as of December 31, 2019.

On February 9, 2020, the Company entered into another amendment with Ylimit (“Ylimit Amendment Two”) to further extend the maturity date of all of the Company’s outstanding debt to August 9, 2020, including the $175,000 that Ylimit funded in the fourth quarter of 2019. Ylimit received no consideration for the Ylimit Amendment Two. On July 16, 2020, the maturity date of all Ylimit Notes was extended to February 9, 2021.

During the six months ended June 30, 2020, Ylimit provided another $284,708 in funding to the Company bringing their balance to $1,167,208 as of June 30, 2020

(c) From September 1, 2017, to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018, and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggyback registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate of 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire six years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to the principal, which was recorded to financing costs. The aggregate balance of the notes outstanding and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on June 30, 2020, and December 31, 2019, respectively, was $339,010. As of June 30, 2020, $285,679 of these notes were past due.

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

During the six months ended June 30, 2020, $48,600 of the principal balance was converted to 378,872,550 shares of common stock. The Company recorded a loss on the extinguishment of this debt of $72,708.82. Additionally, the Company paid $4,400 to reduce the principal balance. These were the only note conversions during the six months ended June.

Summary

On June 30, 2020, the aggregate balance of the fair value of all convertible notes outstanding was 1,795,788 and the related debt discount was $8,344, or a net balance of $1,787,444 Of this amount, $381,749 in principal was past due. As of June 30, 2020, the above notes are convertible into 4,618,024,788 shares of common stock.

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

As of June 30, 2020, and December 31, 2019, the derivative liabilities were valued using a probability-weighted average Black-Scholes-Merton pricing model with the following assumptions:

	June 30, 2020	Issued During 2019

Exercise Price	$0.0003–0.035	$0.001–0.035
Stock Price	$0.0003	$0.020-0.004
Risk-free interest rate	.17%	2.41–1.85
Expected volatility	248.7%	385%-388%
Expected life (in years)	1.00	1.00–1.36
Expected dividend yield	0%	0%
Fair Value:	$491,217 (a)	$479,987

________

(a)	Represents the total amount of principal and accrued interest subject to derivative calculations as of June 30, 2020.

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

During the six months ended June 30, 2020, the Company recognized a net gain of $106,062 as other income, which represented the net change in the value of the derivative liability at December 31, 2019, plus new derivative liabilities, less the gain on the extinguishment of derivative liabilities.

NOTE 7 – SHARES TO BE ISSUED

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839. During the year ended December 31, 2019, the Company became obligated to issue an additional 60,000 shares of common, valued at $184, per the terms of a consulting agreement and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of June 30, 2020, and December 31, 2019, the Company had not yet issued a total of 5,204,352 shares of common stock with a value of $247,707.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has 2,000,000,000 shares of $0.0001 par value per share of common stock authorized. As of June 30, 2020, and December 31, 2019, the Company had 1,149,756,152 and 770,883,602 shares of common stock issued and outstanding, respectively.

2020 Common Stock Transactions from January 1, 2020, through June 30, 2020

During the six months ended June 30, 2020, convertible noteholders converted $48,600 of principal into 378,872,550 shares of common stock. The Company recorded a loss on the extinguishment of this debt amounting to $72,709.

2019 Common Stock Transactions from January 1, 2019, through June 30, 2019

During the six months ended June 30, 2020, convertible noteholders converted $175,233 of principal and $11,341 of interest into 127,152,659 shares of common stock. The Company recorded a loss on the extinguishment of this debt amounting to $198,873.

On March 13, 2019, a former Company director voluntarily returned 4,555,918 shares of Company common stock to Treasury.

During the six months ended June 30, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’s stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654.

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

As of June 30, 2020, and December 31, 2019, the Company had 4,126,776 shares of Series A par value $0.0001, preferred shares outstanding.

NOTE 9 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV was for six (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of June 30, 2020, no net revenue was generated from the JV.

Litigation

On November 27, 2018, Stout Law Group, P.A., the former counsel for the company and an affiliate of Matheau J. Stout, filed a Federal Complaint in the United States District Court for the District of Maryland (Stout Law Group, PA, v. VNUE, Inc.”, Civil Action No 1:18-CV-03614 JKB) for outstanding legal fees and other damages for work provided during the 2015 and 2016 fiscal years. The Company denies any liability therein and after negotiation with the plaintiff, the foregoing action was voluntarily withdrawn on February 27, 2019, by the plaintiff. The Company has a recorded liability of approximately $72,000 as of June 30, 2020, and December 31, 2019, to Stout Law Group, S.A. for services rendered which are the subject of settlement negotiations.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of June 30, 2020, the Company did not earn any revenue under this agreement.

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

NOTE 10 – SUBSEQUENT EVENTS

During the period subsequent to June 30, 2020, the Company received $40,000 in proceeds from the issuance of three, seven month maturity, unsecured 10% convertible notes to one accredited investor. These notes are convertible into common stock at a current conversion rate of $0.001.

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

Also as part of the transaction, Ticketmaster agreed to include the option for their customers to pre-purchase a double CD set at checkout, for a price to the customer of $25.00, resulting in a net payment to VNUE of approximately $20 after Ticketmaster’s fees and taxes. Additionally, Wonderful Union, the VIP package sales company utilized by MT agreed to buy 5000 digital download cards from VNUE for $7 each (to include in VIP packages that they send to fans) for $35,000 which has been paid full. As of May 11, 2020, Ticketmaster has paid via wire $40,378 toward the aforementioned pre-sales.

The following discussion and analysis of our results of operations and financial condition for the six months ended June 30, 2020, and 2019, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. We are in the process of completing the development of our products and services and therefore had minimal revenues during this quarter.

Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019

Revenues

Our revenues for the three months ended June 30, 2020, and 2019, was $6,127 and $64,544 respectively. Our revenues have been severely impacted by COVID 19 which makes it nearly impossible to hold live concert events anywhere worldwide. Historically, we have derived substantially all of our revenue from live concert events.

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

While the COVID-19 pandemic had an affect on our ability to complete our financial statements in a timely manner we do not believe that it will have a material adverse effect on our business at this time as we are currently scheduled to roll out our products in the third quarter of 2020. Nonetheless a material portion of our future set.fm and DiscLive business is dependent on the success of public events and gatherings. If quarantine and social distancing rules or even social fears continue through such time then we will be materially adversely affected, as these gatherings will see fewer attendees. However, as Soundstr is rolled out, we do not expect to have a materially adverse effect, as our devices will be rolled out to radio stations initially, which do not depend upon attendees. We also do not anticipate expending material costs on implementing social distancing or similar measures in our business.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended June 30, 2020, and 2019, was $-0- and $39,530 respectively. The cost of sales was zero during the 2020 due to the low sales volume and due to COVID when we were shut down during this period.

General and Administrative Expenses

Our general and administrative expenses for the three months ended June 30, 2020, and 2019, was $193,843 and $706,503 respectively, a decrease of $512,660. The decrease in general and administrative expenses is primarily attributable to a one-time non-charge in 2019 for stock-based compensation related to the issuance of preferred stock amounting to $590,129. Excluding the one-time charge in 2019, G&A expenses were $116,374. The increase in G&A expense in the 2020 period compared to 2019 after excluding the stock-based compensation was $77,649, and was primarily attributable to an increase in professional fees.

Other Income (Expenses), Net

We recorded other income net, of $328,852 for the three months ended June 30, 2020, compared to other (expense) net of $(988,782) for the three months ended June 30, 2019. The significant increase in other income net, for the three months in 2020 was primarily attributable to a decrease in the fair value of derivative liabilities of $1,042,758 in the 2020 period, compared to the 2019 period; and due to a reduction in financing costs and loss on the extinguishment of debt of approximately $275,000 in the 2020 period compared to the same period in 2019.

Six Months Ended June 30, 2020, Compared to the Six Months Ended June 30, 2019

Revenues

Our revenues for the six months ended June 30, 2020, and 2019, was $18,186 and $88,100 respectively. During the six months ended June 30, 2020, we entered into an agreement with Matchbox Twenty (“MT Agreement”) to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4th.

Also as part of the transaction, Ticketmaster agreed to include the option for their customers to pre-purchase a double CD set at checkout, for a price to the customer of $25.00, resulting in a net payment to VNUE of approximately $20 after Ticketmaster’s fees and taxes. Additionally, Wonderful Union, the VIP package sales company utilized by MT agreed to buy 5000 digital download cards from VNUE for $7 each (to include in VIP packages that they send to fans). Due to the onset of COVID-19 the tour has been postponed until the summer of 2021. As a result, $74,225 from advanced CD set has and download card sales been recorded as deferred revenue and will be recorded as revenue after tour occurs.

Direct Costs of Revenues

Our direct costs of revenues for the six months ended June 30, 2020, and 2019, was $8,509 and $97,968 respectively. The significant reduction in direct costs of revenue is attributable to lower sales volumes caused by the onset of COVID-19.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2020, and 2019, was $370,031 and $832,071 respectively, a decrease of $462,040 in the 2020 period. The decrease in general and administrative expenses in the six months ended June 30, 2019, is primarily attributable to a one-time charge for stock-based compensation of $590,129 in the 2019 period, offset by an increase in professional fees in the six months ended June 30, 2019.

Other Income (Expenses), Net

We recorded other (expense) net, of $(138,068) for the six months ended June 30, 2020, compared to other expense, net of $(452,719) for the six months ended June 30, 2019. The decrease in other (expense) net, in 2020 was primarily attributable to a decrease in the fair value of derivative liabilities of $(270,944) in the 2020 period compared to the 2019 period.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the six months ended June 30, 2020, was $(498,422) compared to a net loss of $(1,300,485) for the six months ended June 30, 2019.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of June 30, 2020, we had current assets consisting of cash and cash equivalents of $8,323.

We had negative cash flows from operating activities of $275,481 for the six months ended June 30, 2020, compared with negative cash flows from operating activities of $191,736 for the six months ended June 30, 2019. The increase in our negative cash flows from operations was primarily attributable to an increase in prepaid expenses of $100,000 in 2020.

We generated cash flows from financing activities of $231,708, for the six months ended June 30, 2020, as compared to $198,000 for the six months ended June 30, 2019. The increase in net cash provided by financing operations was due to an increase in the proceeds from the sale of convertible notes, net of repayments of approximately $38,000.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2020, the Company incurred an operating loss from operations of $498,422, used cash in operations of $275,481 and had a stockholders’ deficit of $4,402,166. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2019, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On June 30, 2020, the Company had cash on hand of $8,323. Subsequent to June 30, 2020, we raised $40,000 from the issuance of convertible notes. Management estimates that the current funds on hand will be sufficient to continue operations through August 31, 2020. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020, using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control-Integrated Framework issued by COSO.

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2020, we issued $284,708 of unsecured 10% convertible notes to one investor Ylimit, on terms comparable to previous fundings, see Note 5. Convertible Notes. These notes mature at various times during six months ending on June 30, 2021. These notes are convertible into common stock at a current conversion rate of $0.001, into 284,708,000 shares. All the above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2020.

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

Registrant	VNUE, Inc.

Date: August 11, 2020	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

