Form 10-K
period 2020-12-31
VNUE, Inc.
filed 2021-04-08
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant by reference to the average bid and asked price of such common equity, as of June 30, 2020 was approximately $269,723.

The number of shares of common stock of the registrant outstanding on March 29, 2021 was 1,211,495,162 shares.

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

Forward-Looking Statements

The statements in this annual report on Form 10-K, that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also, look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business. Some forward-looking statements that we may use include, without limitation, those statements that relate to:

•	Competition and market acceptance of our product,
•	Other risks and uncertainties related to the music industry and our business strategy and the impact of the Covid-19 pandemic on our operations
•	Our ability to penetrate the market and continually innovate useful technologies,
•	Our ability to negotiate and enter into license agreements,
•	Our ability to raise capital,
•	Our ability to protect our intellectual property rights,

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

VNUE, Inc., was incorporated as a Nevada corporation on April 4, 2006, under the name “ Buckingham Exploration Inc.”

On May 29, 2015, the Company, known at that time as Tierra Grande Resources Inc., acquired VNUE Washington or VNUE, resulting in VNUE becoming our wholly-owned operating subsidiary, and the holders of VNUE acquiring the majority of our outstanding capital stock. We also changed our name at that time to VNUE, Inc.

Covid-19 Pandemic

On March 11, 2020, the World Health Organization (“WHO”) declared the COVID-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.

There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have. The onset of Covid-19 in March 2020 has had a material adverse impact on our business as described throughout this Report.

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

DiscLive™ Exclusive License-Related Party

On July 10, 2017, our wholly-owned VNUE subsidiary entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”). DiscLive and related marks indicated herein are marks utilized by DiscLive and the Company disclaims rights to those names or marks) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. This agreement provides VNUE with an exclusive license from DiscLive, for three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license for the foregoing rights. In exchange for the license, DiscLive receives a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services since the commencement of the agreement. DiscLive is controlled by our Chief Executive Officer.

The Licensing Agreement was renewed for another three year period on March 1, 2021. All terms of the original agreement remain in full force and effect, and have remained in force throughout the expiration of the original agreement which was June 20, 2020. Additionally, this Amendment will auto-renew if neither party notifies the other in writing with the intent to cancel within 30 days of the expiration date.

Set.fm™ Acquisition

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company acquired the assets of the digital live music distribution platform Set.fm™ from PledgeMusic . Set.fm™ allows us to record and sell live shows directly to fans’ mobile devices, uploading simultaneously with the artist’s performance, similar to the “instant live” physical distribution of DiscLive. The platform, which also features an innovative and easy-to-use DIY studio app, already boasts thousands of artists and tens of thousands of fans using it. VNUE has conducted updates and intends to continually update, the Set.fm™ platform, to update and improve it, and has leveraged the platform for major label music clients and will continue to roll out additional functionality.

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

Size of the Instant Live Recording Market

According to a report published by Statistica in January 2021, the global music business is currently valued at $53.8 billion and expected to surpass $65 billion by 2023. Within that market, live music revenue is projected to be over $31 billion by 2022, according to Pricewaterhouse Coopers. With sufficient capital that will be deployed into sales, marketing, and branding resources, we believe that we can capture between $50-$100 million annually within three years with our experiential products.

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

Soundstr™ Revenue Model

Soundstr™ is a subscription model whereby radio stations and other businesses would “sign up” and subscribe for a monthly, annual, or other fees. This product line is currently about 80% complete, with our hardware already 100% complete). Further development is required for additional automation. Each location will be charged an installation fee and a monthly automated subscription charge. In addition to the subscription amount, we will also charge a percentage of the net savings from being able to reduce the licensing fees radio stations pay to PROs. For bars, restaurants, and other similar “brick and mortar” businesses we will likely charge a monthly fee, or it will be offered for free due to advertising revenue which will offset the monthly cost of the unit. Soundstr™ also has a built-in “beacon” technology to allow VNUE to push the aforementioned targeted advertising using geo-centric mobile applications. That revenue offsets the cost to the business owner and adds additional revenue to VNUE’s profit center.

Growth Potential for Soundstr™

Initially, Soundstr™ will be rolled out to radio, and then to brick and mortar establishments. There are already a handful of Soundstr units deployed for testing. There is more opportunity to scale quickly in radio, with large consolidated radio groups having single decision-makers, rather than thousands upon thousands of individual business owners. For radio stations and other “professional” clients, VNUE will install the Soundstr devices and provide fee-based services. We plan to roll out Soundstr™ as a self-installed item for brick and mortar establishments, which will be fulfilled via Amazon or a similar service, allowing for greater scale and lower cost. Currently there are approximately 450 Soundstr™ devices. We plan to have those devices deployed within 12 months or less, during which time our goal will be to raise additional funds to manufacture 10,000 or more units. The 450 units will get us to approximately $1.21 million in revenue deployed almost exclusively in radio stations as well as some physical locations. The deployment and roll out of existing and additional units is dependent upon funding. Assuming we are able to build and deploy 10,000 units, revenues will hit $36 million annually within three years, not taking into account additional revenues from the anticipated reduction in fees charged to clients by the PROs. It will take approximately $8-10 million to get us to $36 million in revenue. Our manufacturer has advised us that it is capable of manufacturing 10,000-20,000 units per month, with a three-month lead time for any engineering changes. Over time we hope to have both radio stations as well as other brick and mortar establishments and venues. This product also provides potential growth due to advertisement, sales of data etc. We believe that the data we will be collecting could potentially be one of the strongest revenue drivers.

Barriers to Entry & Obsolescence

Currently the PROs attempt to fill the void only in part, by employing statistical data and guesswork which, we believe leaves no room for independents or new media. Accordingly, we are not aware of any direct competitors. This market, we believe, is “white hot” however, and we believe will quickly become competitive. There is a great deal of interest in MRT, and some smaller startups in Europe have deployed technology to track DJ music (electronic), which is only a small subset of what we are able to capture (live, recorded, DJ, karaoke, radio, etc.).

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

Research and Development

We spent $12,404 on research and development activities during the year ended December 31, 2019, primarily related to the development of our proprietary software. Due to limited operations in 2020 due to the impact of Covid-19, we did not have any research and development expenses in 2020.

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

Recent Developments

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

Covid-19 has had a material adverse effect on our live recording business and the music industry in general. A material portion of our future set.fm and DiscLive business is dependent on success of public events and gatherings. In the event that quarantine and social distancing rules or even social fears continue through such time then we will be materially adversely affected, as these gatherings will see fewer attendees.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Our common stock is quoted on the Pink Current Information tier of OTC Markets Group Inc. (“OTC Markets”) under the symbol “VNUE.” Our common stock became eligible for quotation on the OTC Markets on November 18, 2013. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions, and may not necessarily represent actual transactions. The closing price of our common stock on Pink Current Information on March 26, 2021 was $0.0259 per share.

Holders

As of March 19, 2021 we had 1,211,495,162 shares of our common stock issued and outstanding held by approximately 216 record holders of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The Plan shall be administered by our Board until the appointment of an appropriate committee (the “Committee”). The Committee has the discretion to determine the types and terms of awards made under the Plan. The Plan allows the Company to grant stock options; restricted stock rights; restricted stock; performance shares; performance share units; and stock appreciation rights to employees, officers, consultants to, and non-employee directors of, our company on the grant date of the award. The total number of shares subject to all awards under the Plan is fifteen million, subject to adjustment as provided in the Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. The maximum number of shares that may be granted to a participant in any year is three million. If any shares subject to an award are forfeited, expire, lapse, or otherwise terminate without the issuance of such shares, such shares shall, to the extent of such forfeiture, expiration, lapse, or termination, again be available for issuance under the Plan rules, other than for non-substantive amendments to the Plan. The Plan also sets out provisions relating to a change in control of the Company, the non-transferability of awards, the forfeiture and substitution of awards, as well as other provisions customary for plans of this type.

Equity Compensation Plan Information

	As of December 31, 2020
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

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company entered into the following transactions:

•	Issued 500,000 shares to pay for services valued at $150.00.
•	Issued 17,539,543 shares valued at $11,084 to pay interest expense.
•	Issued 422,572,017 shares upon the conversion of convertible notes resulting in a paydown of $56,466 and a loss of $263,609 on the extinguishment of debt.
•	Issued $453,708 in convertible notes with a fixed conversion price of $0.001 if a qualified offering occurs.

All the above securities issued were offered and issued in reliance upon the exemption from registration pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Regulation S promulgated thereunder.

Issuer Purchases of Equity Securities

The Company has not purchased any of its securities.

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

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc., whereby the Company acquired acquire the assets of the digital live music distribution platform Set.fm from PledgeMusic . Set.fm is a do-it-yourself (DIY) platform that makes it easy for artists to record and sell their live shows directly to fans’ mobile devices, uploading simultaneously with their performance, and a platform which VNUE has already successfully utilized to record and sell digital content for major artists. The platform, which also features an innovative and easy-to-use studio app, already boasts thousands of artists and tens of thousands of fans using it.

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

On Jan 9th, 2020, the Company entered into an agreement with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4th. We have recorded this amount as a prepaid expense on our balance sheet as of 12.31.2020

Also as part of the transaction, Ticketmaster agreed to include the option for their customers to pre-purchase a double CD set at checkout, for a price to the customer of $25.00, resulting in a net payment to VNUE of approximately $20 after Ticketmaster’s fees and taxes. Additionally, Wonderful Union, the VIP package sales company utilized by MT agreed to buy 5000 digital download cards from VNUE for $7 each (to include in VIP packages that they send to fans) for $35,000 which has been paid full. As of May 11, 2020, Ticketmaster has paid via wire $40,378 toward the aforementioned pre-sales.

Results of Operations

The following discussion and analysis of our results of operations and financial condition for the twelve months ended December 31, 2020 should be read in conjunction with our audited consolidated financial statements and related notes included in this report. We are in the process of completing the development of our products and services and therefore have only nominal revenues or income. Accordingly, we are completely dependent on our capital raising efforts in order to complete development and roll out our products.

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

Revenues

Our revenues for the twelve months ended December 31, 2020 and 2019, amount to $22,474 and $206,161, respectively, a decrease of $183,687. The decrease in revenues in 2020 compared to 2019 is primarily attributable to the onset of Covid-19 which eliminated the possibility of holding live music events which is the essential element of the Company’s business and is necessary to generate revenues. If the Covid-19 pandemic is mitigated the Company expects to resume its tour that was cancelled in 202 with Matchbox Twenty and generate revenue, however, there can be no assurances this will occur.

Direct Costs of Revenues

Our direct costs of revenues for the twelve months ended December 31, 2020 and 2019, amounted to $8,509 and $211,031, respectively, a decrease of $202,522. The decrease in costs resulted from decreased sales volumes.

Research and Development

Our research and development expenses for the twelve months ended December 31, 2020 amounted to $-0- compared to $12,404 for the twelve months ended December 31, 2019. We believe that R&D is a material portion of our business plan and if we are unable to raise sufficient capital or to implement a proper R&D program we will be adversely affected. As we continue to move forward, we expect to spend more on R&D due to our product roadmap and in further developing solutions that will invoke both consumer interest as well as further automation and usability of our products.

General and Administrative Expenses

Our general and administrative expenses for the twelve months ended December 31, 2020 and 2019, amounted to $601,022 and $1,177,756 respectively. The increase in general and administrative expenses in 2020 compared to the same period in 2019 was due primarily to a one-time non-cash stock based compensation charge of $590,129 in 2019 related to the issuance of preferred stock, compared to $-0- in stock based compensation in 2020. Excluding stock-based compensation, general and administrative expense in 2020 was $587,627, or at level substantially equivalent to 2019 levels.

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

Other Income (Expenses), Net

We recorded other expense, net, for the twelve months ended December 31, 2020 of $3,996,719 compared to other expense, net, of $72,671 for the year ended December 31, 2019. The significant increase in other expense, net, in 2020 compared to 2019 levels was primarily due to an increase in expense based on the increase in the fair value of the derivative liability of $3,413,629, an increase in financing costs in 2020 of $713,805; offset by a decrease in the loss on the extinguishment of debt of $268,920 in 2020.

Net Loss from Operations

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net loss for the twelve months ended December 31, 2020 and 2019, was $4,553,777 and $1,400,098, respectively.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans, including convertible debt. Our ability to raise capital in the form of equity or convertible debt will be hindered if and as our stock price decreases or we are required to increase our capitalization.

As of December 31, 2020, we had cash and cash equivalents of $4,458.

We had negative cash flow from operating activities of $518,493 for the twelve months ended December 31, 2020, compared with negative cash flow from operating activities of $501,905 for the twelve months ended December 31, 2019.

We had no cash used for investing activity in either 2020 or 2019.

Cash flow provided by financing activities was $470,855 for the year ended December 31, 2020 as compared to $535,810 for the twelve months ended December 31, 2019. The decrease in cash flow provided from financing activities is primarily attributable to a reduction in proceeds from the issuance of convertible notes and promissory notes of approximately $65,000 in 2020 compared to 2019 levels.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Going Concern

The Company’s auditors have expressed doubt as to the ability of the Company to continue as a going concern. The Company had a stockholders’ deficit of $16,755,676 and negative working of $8,247,522 as of December 31, 2020. Certain of the Company’s notes payable are also past due, however, we have negotiated extensions for them and continue to honor them. One of our vendors claims that we owe them $1,172,781 in unpaid interest and penalties above the principal amount due. We intend to dispute this claim. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements were issued. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management estimates that the current funds on hand will only be sufficient to continue operations through July, 2021. Historically, the Company has used the proceeds of convertible notes to fund its operations. The Company believes that it can continue to raise proceeds during 2021, however, there can be no assurances. The ability of the Company to continue as a going concern is dependent on the Company’s ability to execute its strategy and in its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity or convertible debt securities for cash to operate our business. However, among other risks and uncertainties, given our low stock price, and limited number of authorized common shares available for issuance, we will likely be required to increase our authorized capital in order to accommodate these financings, which action will require shareholder approval. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

We have generated minimal revenues, have incurred losses since our inception, and rely upon the issuance of convertible notes to fund our operations. If we are unable to continue issuing convertible debt or raise equity or secure alternative financing, we may not be able to pursue our plans and our business may fail.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

VNUE, Inc.

December 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VNUE, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VNUE, Inc. (the "Company") as of December 31, 2020, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

April 8, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VNUE, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VNUE, Inc. (the "Company") as of December 31, 2019 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2016.

Weinberg & Company  P.A

Los Angeles, California

May 19, 2020

VNUE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash	$4,458	$52,096
Prepaid expenses	100,000	-
Total current assets	104,458	52,096
Total assets	$104,458	$52,096

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,372,072	$1,018,145
Shares to be issued	247,707	-
Accrued payroll-officers	209,750	68,000
Advances from former officer	720	720
Notes payable	34,000	34,000
Deferred revenue	74,225	-
Convertible notes payable, net	1,956,922	1,486,067
Purchase liability	300,000	300,000
Derivative liability	3,156,582	922,509
Total current liabilities	8,351,979	3,829,441
Total liabilities	8,351,979	3,829,441

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized 4,126,776 issued and outstanding	413	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized; 1,211,495,162 and 770,883,602 shares issued and outstanding, respectively	121,149	77,088
Additional paid-in capital	8,386,593	8,099,346
Common stock to be issued, 5,204,352 and 5,204,352 shares, respectively	-	247,707
Accumulated deficit	(16,755,676)	(12,201,899)
Total stockholders' deficit	(8,247,521)	(3,777,345)
Total Liabilities and Stockholders' Deficit	$104,458	$52,096

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	Ended
	December 31, 2020	December 31, 2019

Revenues - related party	$22,474	$206,161
Direct costs of revenue	8,509	211,031
Gross margin (loss)	13,965	(4,870)
Operating expenses:
Research and development	-	12,404
General and administrative	601,022	1,177,756
Intangible asset impairment	-	132,397
Total costs and expenses	601,022	1,322,557
Operating loss	(587,058)	(1,327,427)
Other income (expense), net
Change in fair value of derivative liability	(2,234,073)	1,179,556
Loss on the extinguishment of debt	(263,609)	(532,529)
Gain on settlement of obligations	-	35,534
Financing costs	(1,469,037)	(755,232)
Other income (expense), net	(3,966,719)	(72,671)
Net income (loss)	$(4,553,777)	$(1,400,098)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	1,135,193,463	447,194,161

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Par value $0.001		Additional	Shares to be
	Preferred Shares		Common Shares		Paid- in	Issued
	Number	Amount	Number	Amount	Capital	Amount	Deficit	Total
Balance - December 31, 2018	-	-	105,635,816	$10,563	$6,493,070	$243,839	(10,801,801)	(4,054,329)

Shares issued upon conversion of notes payable			640,276,078	64,028	895,262			959,290

Issuance of Series A Preferred Stock	4,127,776	413			589,716			590,129

Shares issued for settlement of accounts payable to former officer			11,428,571	1,143	29,714			30,857

Shares issued for settlement of accounts payable			541,912	54	650			704

Shares issued on conversion of accrued payroll to officers			15,057,143	1,506	39,149			40,654

Gain on extinguishment of accrued payroll to officers
recorded as contributed capital					12,046			12,046

Shares to be issued for financing cost						3,500		3,500

Shares to be issued for services			2,500,000	250	2,750	368		3,368

Shares returned by former officer			(4,555,918)	(456)	456			-

Warrants issued for notes amendment					36,533			36,533

Net loss							(1,400,098)	(1,400,098)

Balance, December 31, 2019	4,127,776	$413	770,883,602	$77,088	$8,099,346	$247,707	$(12,201,899)	$(3,777,345)

			Par value $0.001		Additional	Shares to be
	Preferred Shares		Common Shares		Paid- in	Issued
	Number	Amount	Number	Amount	Capital	Amount	Deficit	Total

Balance - December 31, 2019	4,126,776	$413	770,883,602	$77,088	$8,099,346	$247,707	$(12,201,899)	$(3,777,345)

To reclassify shares to be issued to a liability						(247,707)		(247,707)

Conversion of notes payable to common shares			422,572,017	42,257	277,817			320,074

Shares issued to pay interest expense			17,539,543	1,754	9,330			11,084

Shares issued for services			500,000	50	100			150

Net income (loss)							(4,553,777)	(4,553,777)

December 31, 2020	4,126,776	$413	1,211,495,162	$121,149	$8,386,593	$-	$(16,755,676)	$(8,247,521)

The accompanying notes are an integral part of these financial statements

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(4,553,777)	$(1,400,098)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Change in the fair value of derivatives	2,234,073	(1,179,556)
Derivative value considered financing costs		138,828
Gain on the settlement of vendor obligations		(35,534)
Loss on the extinguishment of debt		532,529
Amortization of debt discount	78,013	389,793
Amortization of intangible assets		101,032
Impairment of intangible assets		132,397
Warrants issued for financing costs		36,533
Issuance of preferred stock for services		590,129
Shares issued for financing costs	253,194	3,500
Shares issued for services	100	3,368
Changes in operating assets and liabilities
Gain on debt forgiveness		(15,500)
Prepaid expenses	(100,000)	666
Accounts payable and accrued interest	1,395,177	132,008
Shares to be issued
Deferred revenue	74,225	-
Accrued payroll officers	100,500	68,000
Net cash (used in) operating activities	(518,493)	(501,905)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable		25,000
Payoff of convertible note	(45,134)	(30,000)
Proceeds from the issuance of convertible notes	515,989	540,810
Net cash provided by investing activities	470,855	535,810

Net Increase (Decrease) In Cash	(47,638)	33,905
Cash At The Beginning Of The Period	52,096	18,191
Cash At The End Of The Period	$4,458	$52,096

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest		$959,290
Common shares issued in settlement of accounts payable and accrued expenses	$-	$31,561
Common shares issued upon conversion of accrued payroll	$-	$40,654
Fair value of derivative created upon issuance of convertible debt recorded as debt discount	$-	$218,637
Capital contribution upon conversion of accrued payroll for officer/shareholder	$-	$12,046

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company is developing technology driven solutions for Artists, Venues and Festivals to automate the capturing, publishing, and monetization of their content, as well as protection of their rights.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2020 the Company incurred a net operating loss of $4,553,777 used cash in operations of $518,493 and had a stockholders’ deficit of $16,755,676 as of December 31, 2020. In addition we had negative working capital of $8,247,522. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On December 31, 2020, the Company had cash on hand of $4,458. In February 2021, the Company raised an additional $150,000 from the issuance of notes payable that was used for corporate operating purposes. Management estimates that the current funds on hand will be sufficient to continue operations through July, 2021. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Consolidation

The Company consolidates all wholly-owned and majority-owned subsidiaries in which the Company’s power to control exists. The Company consolidates the following subsidiaries and/or entities:

Name of consolidated subsidiary or Entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition/ disposition, if applicable)	Attributable interest

VNUE Inc. (formerly TGRI)	The State of Nevada	April 4, 2006 (May 29, 2015)	100%

VNUE Inc. (VNUE Washington)	The State of Washington	October 16, 2014	100%

VNUE LLC	The State of Washington	August 1, 2013 (December 3, 2014)	100%

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

The Company recognizes revenue on the sale CDs and USB drives that contain the recording of live concerts and made available to concert attendees immediately after the show and on-line. Revenue is recognized on the sale of a product when our performance obligation is completed which is when the risk of loss transfers to our customers and the collection of the receivable is reasonably assured, which generally occurs when the product is purchased.

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

The fair value of the derivative liabilities of $3,156,582 and $922,509 on December 31, 2020, and December 31, 2019, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on December 31, 2020, because their impact was anti-dilutive. As of December 31, 2020, the Company had 23,805,027 outstanding warrants and 1,948,265,842 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

Intangible Assets

The Company accounts for intangible assets in accordance with the authoritative guidance issued by the FASB. Intangibles are valued at their fair market value and are amortized taking into account the character of the acquired intangible asset and the expected period of benefit. The Company evaluates intangible assets for impairment, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated undiscounted future cash flows. Recoverability of intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors, including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2020 based on the assessment of Management, the Company determined that its intangible asset had been impaired.

Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations. The Company adopted ASC 842 on January 1, 2019. However, the adoption of the standard had no impact on the Company’s financial statements since all Company leases are month to month, or short-term rentals.

NOTE 3 – PREPAID EXPENSE

On Jan 9th, 2020, the Company entered into an agreement with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4th. We have recorded this amount as a prepaid expense on our consolidated balance sheet as of December 31, 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $22,474 and $206,161 and direct cost of revenues of$8,509 and $211,031 during the years ended December 31, 2020, and 2019, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2020 and 2019. The fees would have amounted to $1,124 and $10,308 respectively. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years.

Accrued Payroll to Officers

Accrued payroll to officers was $209,750 and $68,000 respectively, as of December 31, 2020, and December 31, 2019, respectively. During the year ended December 31, 2019, the Company entered into a conversion and cancellation of a debt agreement with its Chief Executive Officer. The Company agreed to convert accrued payroll of $52,700 into 15,057,143 shares of the Company’s stock, valued at $40,654 using the closing market price of the Company’s stock on the date of the conversion and cancellation of debt agreements. The difference between the total accrued payroll converted of $52,700, and the market value of the shares issued of $40,654, was recorded as contributed capital of $12,046 in the consolidated statements of stockholders’ deficit for the year ended December 31, 2019.

The Chief Executive Officers’ compensation is $170,000 per year all of which was expensed during the years ended December 31, 2020 and 2019; of which $129,500 and $102,000 has been paid and $108,500 and $68,000 was outstanding as of December 31, 2020 and 2019, respectively.

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

Transactions with Former Director and Officer

On September 15, 2017, the Company entered into an Advisory Agreement with Louis Mann (“MANN”), a former officer and director with the Company who previously resigned as an officer and director on August 26, 2015 after a short stint. He was re-appointed to the board on June 23, 2018, while continuing to serve in under the Advisory agreement. The Advisory Agreement provides for MANN’s continued and ongoing advisory services to the Company for nine (9) months and with automatic nine (9) months renewals unless terminated per the agreement. MANN is to receive $5,000 per month and 20,000 shares of common stock per month. Mann is still currently still engaged with the company, and serves as Executive Vice President as well as Director, as noted above.

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

During the year ended December 31, 2020, $60,000 in compensation was accrued for MANN and no payments were made to him.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2020, and December 31, 2019.

	December 31, 2020	December 31, 2019
Accounts payable and accrued expense (includes $41,250 to a former officer and director at December 31, 2019, Note 4)	$587,230	577,115
Accrued interest	466,801	271,621
Accrued interest and penalties Golock(a)	1,172,782	-
Soundstr Obligation	145,259	169,409
Total accounts payable and accrued liabilities	$2,372,072	1,018,145

(a)	The Company strongly disagrees with the accrued interest and penalties claimed by Golock in regard to their notes, and intends to arbitrate or litigate this amount if a settlement on a vastly reduced amount cannot be reached.

NOTE 6 – PURCHASE LIABILITY

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc. (the “Seller”), whereby the Company acquired the digital live music distribution platform “Set.fm” from PledgeMusic.The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000, for an aggregate purchase price of $350,000. The Company assigned $350,000 of the purchase price to intellectual property, of which $116,668 was amortized in 2018. As of December 31, 2018, the Company recorded an impairment charge of the remaining balance of $204,165. The purchase liability is payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign, and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. For the years ended December 31, 2019 and 2018, there was no net revenue derived from the acquired assets and accordingly, no payments were made on the earnout. The balance due on December 31, 2020 and 2019 was $300,000.

NOTE 7 – SHARES TO BE ISSUED

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and for an acquisition. During the year ended December 31, 2019 the Company became obligated to issue an additional 240,000 shares of common, valued at $184, per the terms of a consulting agreement , and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of December 31, 2020 and 2019, the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707.

NOTE 8 – NOTES PAYABLE -PAST DUE

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note was due within 10 business days of the Company receiving notice of the effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10 business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016, and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

On April 30, 2019, the Company issued an unsecured Promissory Note in the principal amount of $25,000. The Note is due and payable on August 30, 2019, along with $5,000 worth of interest. The Promissory Note is past due, however, the maker of the Note has verbally agreed not to call a default.

During the years ended December 31, 2020 and 2019; the Company recorded $15,630 and $5,630, respectively, of accrued interest expense on these two Notes.

The balance of the Notes Payable outstanding was $34,000 and $9,000 as of December 31, 2020, and December 31, 2019, respectively and are past due.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consist of the following:

	December 31,	December 31,
	2020	2019
Various Convertible Notes(a)	$43,500	$43,500
Ylimit, LLC Convertible Notes (b)	1,336,208	882,500
Golock Capital, LLC Convertible Notes(c)	339,011	339,011
Other Convertible Notes(d)	238,203	299,069
Total Convertible Notes	1,956,922	1,564,080
Debt discount	-	(78,013)
Convertible notes, net	$1,956,922	$1,486,067

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

During the year ended December 31, 2020, Ylimit provided another $453,708 in funding to the Company bringing their balance to $1,366,208 as of December 31, 2020. On January 5, 2021 the Company entered into Amendment Three to extend the maturity of all notes until February 9, 2022. Ylimit received no consideration for Amendment Three.

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

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ending December 31, 2019 the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of December 31, 2020 all of the Golock notes amounting to $339,011 were past due. As a result Golock has assessed the Company additional penalties and interest pf $1,172,782. The Company has recorded this amount as an accrued liability as of December 1, 2020. The Company disagrees with the accrued interest and penalties due to Golock and intends to litigate this amount if a settlement on a vastly reduced amount, cannot be reached.

(d) As of December 31, 2017 the Company had an outstanding convertible note payable of $61,000. During the year ended December 31, 2018, the Company entered into additional notes of $369,250. The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018, to June 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 50% of the lowest trading price for the Company s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share. The issuance of notes with conversion features gave rise to derivative liabilities of $559,397 (see discussion below). As of December 31, 2018, the aggregate convertible notes balance to the five lenders was $426,964 and the related debt discount was $179,162. As of December 31, 2020 all $238,303 were past due.

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

During the year ended December 31, 2020, $56,466 of the principal balance and $8,600 of interest was converted to 440,111,560 shares of common stock. The Company recorded a loss on the extinguishment of debt on these two conversions of $263,609. Additionally, the Company paid $4,400 to reduce the principal balance. These were the only note conversions during the year ended December 31, 2020.

Summary

On December 31, 2020, the aggregate balance of the fair value of all convertible notes outstanding was 1,956,922 and the related debt discount was $-0-, or a net balance of $1,956,922. Of this amount, $620,714 in principal was past due. As of December 31, 2020, the above notes are convertible into 1,948,265,842 shares of common stock.

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

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 6 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As of December 31, 2020 and 2019, the derivative liabilities were valued using probability weighted option pricing models with the following assumptions:

	December 31, 2020	December 31, 2019

Exercise Price	$0.0015-0.0018	$0.00015–0.00018
Stock Price	.0114	$0.0003
Risk-free interest rate	.17%	1.59%
Expected volatility	737.80	236%
Expected life (in years)	1.00	1.00
Expected dividend yield	0%	0%
Fair Value:	$3,156,582	$922,509

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

During the year ended December 31, 2019, the Company recorded derivative liabilities of $357,465 related to the issuance of certain new convertible notes, a modification of $189,186 relating to an additional derivative, and recognized $1,179,556 as other income, which represented the net change in the value of the derivative liability at December 31, 2019.

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of December 31, 2020 and December 31, 2019 there were 1,211,495,162 and 770,883,062 shares of common stock issued and outstanding respectively.

Common stock returned by a director or officer

During the year ended December 31, 2019, a former Company director voluntarily returned 4,555,918 shares of Company common stock to Treasury. These shares were valued at par value of $456 and decreased common stock and increased paid-in capital by the same amount, so the transaction had no impact on the Company’s equity.

Shares issued for services

During the year ended December 31, 2020, the Company issued 500,000 shares to the vendor who supplied consulting services to the Company. The Company recorded consulting expense of $150 related to this issuance.

During the year ended December 31, 2019, the Company issued 2,500,000 shares to the vendor who supplied consulting services to the Company. The Company recorded consulting expense of $3,368 related to this issuance.

Shares issued to retire trade debt

During the year ended December 31, 2019, the Company reached agreement with a vendor to retire approximately $27,096 in debt at a price of $0.05 per share and issued the vendor 541,912 shares pursuant to the agreement. At the time of the settlement of the debt the Company’s common stock was trading at a price of $.0013, so the Company recognized a profit of $26,391 upon the extinguishment of the debt

Preferred Stock Series A

As of December 31, 2020 and 2019, the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,126,776 shares of Series A Preferred Stock issued and outstanding.

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

Warrants

No warrants were issued during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company issued 15,800,319 warrants to two convertible noteholders as consideration for extending the term of their convertible notes. The warrants are exercisable for a period of four years at a strike price of $0.00475. As a result of the issuance of these warrants, the company recorded a financing expense of $36,533.

A summary of warrants for the years ended December 31, 2020 and December 31, 2019, is as follows:

	Number	Weighted
	of	Average
	Warrants	Exercise
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	15,800,319	.00475
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2019	23,805,027	0.079
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding and exercisable, December 31, 2020	23,805,027	$0.0079

Information relating to outstanding warrants on December 31, 2020, summarized by exercise price, is as follows:

	Outstanding and Exercisable
			Weighted
Exercise Price Per			Average
Share	Shares	Life (Years)	Exercise Price
$0.010-0.015	8,004,708	0.14	$0.014
$0.004750	15,800,319	2.58	$0.00475

The weighted-average remaining contractual life of all warrants outstanding and exercisable on December 31, 2020, is .96 years. The outstanding and exercisable warrants outstanding on December 31, 2020, had no intrinsic value.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for nine (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of December 31, 2020, no net revenue was generated from the JV.

Litigation

None

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of December 31, 2020, the Company had not earned any revenue under this agreement.

NOTE 13 – INCOME TAXES

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2020	2019

Federal statutory tax rate	21%	21%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	27%
Allowance	(27)%	(27)%
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	Year Ended December 31,
	2020	2019

Net operating loss carryforwards	$3,060,000	2,434,000
Accrued compensation	-	-
Deferred tax asset	3,060,000	2,434,000
Valuation allowance	(3,060,000)	(2,434,000)
Net deferred tax asset	$-	$-

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2020, the Company had estimated net operating loss carry forwards of approximately $11,333,000 that may be available to reduce future years’ taxable income through 2032 subject to Section 382 limitations. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the full value of the deferred tax asset relating to these tax loss carry-forwards. Additionally, the Company has not filed tax returns, therefore the potential realizability of this loss in future periods is indeterminable.

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

NOTE 14 – SUBSEQUENT EVENTS

In February 2021, the Company entered into a $165,000 8% Convertible Note Agreement with an accredited investor that matures on November 16, 2021. The Note carried an original issue discount (OID) of 10% so the amount funded to the Company was $150,000.The note contains a conversion Price shall equal $.0171 (fixed price equaling 90% of the lowest variable weighted average price (“VWAP”) for 10 days preceding the Issue Date) (the “Fixed Conversion Price”), subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15c under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Weinberg & Company, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2020 pursuant to rules of the SEC.

Changes in Internal Control

During the year ended December 31, 2020, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Corporate Governance

Management and Directors

Our current directors and executive officers are as follows.

Name	Age	Position
M. Zach Bair	59	Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer
Anthony Cardenas	55	Director, Chief Creative Officer and Vice President of Artist Relation
Louis Mann	70	Executive Vice President

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

M. Zach Bair, 58, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was founder, president and chief executive officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006 Mr. Bair was founder, chairman and chief executive officer of Immediatek, Inc. a music tech company Mr. Bair took public in 2002. Bair is an accomplished audio and video producer, and is a voting member of the Recording Academy (the Grammys™) since 2012. Bair has a significant history of implementing and commercializing the “instant media” business model, acquiring pioneer DiscLive in 2004. After selling the original DiscLive in 2006 as part of Immediatek, Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. From 2009-2012, Bair aligned RockHouse with EMI Music, under the Abbey Road Live moniker, and in April of 2012, Bair rebranded the live operation “DiscLive Network”. Our board of directors believes Mr. Bair’s industry experience uniquely position him to lead the Company through our next phase as a company.

Anthony Cardenas, 54, Director and Chief Creative Officer-Vice President of Artist Relations joined VNUE, Inc. in May, 2016. Before his engagement with the company, Mr. Cardenas was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing and from January 2002 to January 2012 was employed by DiskFactory.com, Inc. where he was president and co-founder of the enterprise. We believe that Mr. Cardenas’ in-depth knowledge and extensive experience makes him a valuable member of our board of directors.

Significant Employees

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

Term of Office

Our directors are appointed until which time they resign or are replaced by the Chairman.

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

Board of Directors’ Meetings

During the fiscal year ended December 31, 2020 our board of directors did not formally meet. Our board conducted all business and approved all corporate actions during the fiscal year ended December 31, 2020 by the unanimous written consent of its members in the absence of formal board meetings.

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

Code of Ethics

Our securities are not listed on a national securities exchange, and we are, therefore, not required and do not have a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal accounting officer or controller or persons performing similar functions. Our Board has found that the fiduciary duties placed on individual directors by applicable legislation and the restrictions placed by applicable legislation on an individual director’s participation in decisions of the Board in which the director has an interest have been sufficient to ensure that the Board operates independently of management and in the best interests of our company. The value of purchases amounted to $1,004.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of the copies of these reports, we believe that during the fiscal year ended December 31, 2020, Mr. Bair failed to timely file to report one hundred and one (101) market purchases of an aggregate of 702,532 shares.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid to our principal executive officers during the last two completed fiscal years.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)(3)	($)
Zach Bair, CEO(2)	2020	170,000	0	0	0	0	0	0	170,000
	2019	170,000	0	0	0	0	0	214,264	384,264

Louis Mann, EVP (1)(4)	2020	$60,000	0	0	0	0	0	0	60,000
	2019	$60,000	0	3,050	0	0	0	109,964	170,014

___________

(1)	Mr. Louis Mann, 68, Executive Vice President, joined VNUE, Inc. in September 2017.
(2)	$68,000 of Mr. Bair’s compensation was deferred as of December 31, 2019.
(3)	Represents the fair value of preferred stock awards granted in 2019.
(4)	$41,250 of Mr. Mann’s compensation was deferred as of December 31, 2019.

Option Grants

We did not grant any stock options or other similar securities to our directors or officers during the years ended December 31, 2019 or 2018. Our directors and officers do not own any stock options or other similar securities of our company.

Management Agreements

We currently have not entered into any management agreements.

Compensation upon Change of Control

As of December 31, 2020, we had no pension plans or compensatory plans or other arrangements, which provide compensation in the event of the termination of directors, officers or employees or a change in control of our company.

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

Compensation of Directors

We did not pay director’s fees or other cash compensation to our directors for services rendered as directors in the year ended December 31, 2020 or 2019. We have no standard arrangements pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security even though they may not rightfully “own” those shares. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The mailing address for all persons is at 104 W. 29th Street, 11th Floor, New York, NY 10001. This table is based upon 1,211,482,789 shares outstanding as of March 19, 2021.

Shareholders	# of Shares		Percentage
Zach Bair, Chief Executive Officer	181,187,272	(1)	15.0%
Anthony Cardenas, Chief Creative Officer	27,000,000	(2)	2.2%
Louis Mann, Executive Vice President	89,921,491	(3)	7.4%
All directors and executive officers as a group	298,118,763	(4)	24.6%
Christopher Mann	8,185,886		.7%
Thomas Jackson Weaver III	105,000,000	(5)	8.7%

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

(1)

Includes  31,352,572 shares of common stock and the voting power of 1,498,347 Series A Preferred Stock which cast votes as 149,834,700 shares of common stock. The Series A Preferred Stock owned by Mr. Cardenas converts into 74,917,350 shares of common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence -

Except as disclosed below, since the beginning of January 1, 2018, none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

●	any Director or officer of our Company;

●	any proposed Director of officer of our Company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

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

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $22,474 and $206,161 and direct cost of revenues of $8,509 and $211,031 during the year ended December 31, 2020, and 2019, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2020 and 2019. The fees would have amounted to $1,124 and $10,308, respectively. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years. This Agreement was renewed under the same terms on March 1, 2021.

Stock Bonus Issuances

On May 22, 2019, the Company authorized and designated a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series A Designation”). It subsequently issued 1.49 million shares of restricted Series A Preferred Stock to Mr. Bair; 260,000 shares of restricted Series A preferred Stock to Mr. Cardenas; 748,000 shares of restricted Series A Preferred Stock to Mr. Louis Mann. These were issued as stock bonuses at a presumed value of $0.14 per share.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Weinberg, and Company PC, for the audit of our annual financial statements for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit fees	$48,000	$78,872
Total	$48,000	$78,872

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit-related services in fiscal 2020.

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

VNUE, INC.

Date: April 8, 2021	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal	April 8, 2021
Zach Bair	Accounting Officer and Chairman

/s/ Anthony Cardenas	Director	April 8, 2021
Anthony Cardenas

