Form 10-Q
period 2021-03-31
VNUE, Inc.
filed 2021-05-24
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of registrant’s common stock outstanding as of May 21, 2021 was 1,269,646,336.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$57,439	$4,458
Prepaid expenses	100,000	100,000
Total current assets	157,439	104,458
Total assets	$157,439	$104,458

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,432,421	$2,372,072
Shares to be issued	247,707	247,707
Accrued payroll-officers	216,750	209,750
Advances from former officer	720	720
Notes payable	34,000	34,000
Deferred revenue	74,225	74,225
Convertible notes payable, net	2,183,922	1,956,922
Purchase liability	300,000	300,000
Derivative liability	812,349	3,156,582
Total current liabilities	6,302,094	8,351,979
Total liabilities	6,302,094	8,351,979

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized
4,126,776 issued and outstanding	413	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized;
1,211,495,162 and 1,211,495,162 shares issued and outstanding, respectively	121,149	121,149
Additional paid-in capital	8,498,358	8,386,593
Accumulated deficit	(14,764,575)	(16,755,676)
Total stockholders' deficit	(6,144,655)	(8,247,522)
Total Liabilities and Stockholders' Deficit	$157,439	$104,458

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020

Revenues - related party	$2,261	$12,059
Direct costs of revenue	-	8,509
Gross margin (loss)	2,261	3,550
Operating expenses:
General and administrative	174,028	176,188
Total costs and expenses	174,028	176,188
Operating loss	(171,767)	(172,638)
Other income (expense), net
Change in fair value of derivative liability	2,344,234	(290,862)
Loss on the extinguishment of debt	-	(72,709)
Financing costs	(181,366)	(103,348)
Other income (expense), net	2,162,868	(466,919)
Net income (loss)	$1,991,101	$(639,557)

Net loss per common share - basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	1,211,495,162	1,029,274,036

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2019	4,126,776	$413	770,883,602	$77,088	$8,099,346	(12,201,899)	(4,025,052)

Shares issued on conversion of notes payable			378,872,550	37,887	83,421		121,308

Net loss						(639,557)	(639,557)

Balance, March 31, 2020	4,126,776	$413	1,149,756,152	$114,975	$8,182,767	$(12,841,456)	$(4,543,301)

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2020	4,126,776	$413	1,211,495,162	$121,149	$8,386,593	$(16,755,676)	$(8,247,521)

Net Income						1,991,101	1,991,101

Beneficial conversion feature of convertible notes					111,765		111,765

Balance, March 31, 2021	4,126,776	$413	1,211,495,162	$121,149	$8,498,358	$(14,764,575)	$(6,144,655)

The accompanying notes are an integral part of these financial statements

VNUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities:
Net income (loss)	$1,991,101	$(639,557)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Change in the fair value of derivatives	(2,344,233)	290,862
Loss on the extinguishment of debt	-	72,709
Amortization of debt discount	111,765	48,193
Changes in operating assets and liabilities
Prepaid expenses	-	(100,000)
Accounts payable and accrued interest	60,348	8,541
Deferred revenue	-	74,225
Accrued payroll officers	7,000	63,750
Net cash (used in) operating activities	(174,019)	(181,277)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Payoff of convertible note	-	(4,400)
Proceeds from the issuance of convertible notes	227,000	150,000
Net cash provided by investing activities	227,000	145,600

Net Increase (Decrease) In Cash	52,981	(35,677)
Cash At The Beginning Of The Period	4,458	52,096
Cash At The End Of The Period	$57,439	$16,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Financing Activities
Common shares issued upon conversion of notes payable and accrued interest	$-	$121,308

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2021 the Company used cash in operations of $174,019, and as of March 31, 2021 had a stockholders’ deficit of $14,764,575. In addition the Company had negative working capital of $6,144,656. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On March 31, 2021, the Company had cash on hand of $57,439. Management estimates that the current funds on hand will be sufficient to continue operations through July, 2021. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto at December 31, 2020, as presented in the Company’s Annual Report on Form 10-K filed on April 8, 2021 with the SEC.

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

The fair value of the derivative liabilities of $812,349 and $3,156,582 on March 31, 2021, and December 31, 2020, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on March 31, 2021, because their impact was anti-dilutive. As of March 31, 2021, the Company had 15,800,319 outstanding warrants and 1,747,064,356 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

Recently Issued Accounting Pronouncements

On Dec. 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s financial statements.

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

NOTE 3 – PREPAID EXPENSE

On Jan 9th, 2020, the Company entered into an agreement with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4th. We have recorded this amount as a prepaid expense on our consolidated balance sheet as of March 31, 2021 and December 31, 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $2,261 and $12,059 during the three months ended March 31, 2021, and 2020, respectively, were recorded using the assets licensed under this agreement. For the three months ended March 31, 2021 and 2020, the fees would have amounted to $113 and $603 respectively. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years.

Accrued Payroll to Officers

Accrued payroll to officers was $216,750 and $209,750 respectively, as of March 31, 2021, and December 31, 2020, respectively. The Chief Executive Officers’ compensation is $170,000 per year.

Advances from Officers/Stockholders

From time to time, officers/stockholders of the Company advance funds to the Company for working capital purposes. During the year ended December 31, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company. The Company recorded the $14,000 as a gain on the settlement of debt, leaving a remaining balance of $720 on March 31, 2021.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2021, and December 31, 2020.

	March 31, 2021	December 31, 2020
Accounts payable and accrued expense	$592,980	587,230
Accrued interest	521,402	466,801
Accrued interest and penalties Golock (a)	1,172,782	1,172,782
Soundstr Obligation	145,258	145,259
Total accounts payable and accrued liabilities	$2,432,422	2,372,072

(a)

The Company strongly disagrees with the accrued interest and penalties claimed by Golock in regard to their notes, and intends to arbitrate or litigate this amount if a settlement on a vastly reduced amount cannot be reached.

NOTE 6 – PURCHASE LIABILITY

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc. (the “Seller”), whereby the Company acquired the digital live music distribution platform “Set.fm” from PledgeMusic. The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000, for an aggregate purchase price of $350,000. The Company assigned $350,000 of the purchase price to intellectual property, of which $116,668 was amortized in 2018. As of December 31, 2018, the Company recorded an impairment charge of the remaining balance of $204,165. The purchase liability is payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign, and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. For the years ended December 31, 2019 and 2018, there was no net revenue derived from the acquired assets and accordingly, no payments were made on the earnout. The balance due on March 31, 2021 and December 31, 2020 was $300,000.

NOTE 7 – SHARES TO BE ISSUED

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and for an acquisition. During the year ended December 31, 2019 the Company became obligated to issue an additional 240,000 shares of common, valued at $184, per the terms of a consulting agreement , and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of March 31, 2021 and December 31, 2020 the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707.

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

As of March 31, 2021, the accrued interest expense on these two Notes amounted to $26,430.

The balance of the Notes Payable outstanding was $34,000 and $9,000 as of March 31, 2021, and December 31, 2020, respectively and are past due.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consist of the following:

	March 31,	December 31,
	2021	2020
Various Convertible Notes (a)	$43,500	$43,500
Ylimit, LLC Convertible Notes (b)	1,348,208	1,336,208
Golock Capital, LLC Convertible Notes (c)	339,011	339,011
GSH Note (e)	165,000	-
Baggett Note (f)	50,000	-
Other Convertible Notes (d)	238,203	238,203
Convertible notes, net	$2,183,922	$1,956,922

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

During the three months ended March 31, 2021, Ylimit invested another $12,000 on terms comparable to recent fundings.

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

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ending December 31, 2019 the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of December 31, 2020 all of the Golock notes amounting to $339,011 were past due. As a result Golock has assessed the Company additional penalties and interest pf $1,172,782. The Company has recorded this amount as an accrued liability as of March 31, 2021 and December 1, 2020. The Company disagrees with the accrued interest and penalties due to Golock and intends to litigate this amount if a settlement on a vastly reduced amount, cannot be reached.

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

(e) During the three months ended March 31, 2021, GHS Investments funded an 8%, $165,000 convertible promissory note maturing on November 16, 2021. The conversion price on the Note is fixed at .0171. The Company recorded a beneficial conversion feature of $106,765 upon the issuance of the Note and was immediately expensed in full.

(f) The Company issued a 10% convertible note to Baggett that contained various conversion features related to future Offerings of the Company. The Company recorded a note discount of $5,000 on the Note which was immediately expensed. Additionally, as well as a derivative liability of $45,262

Summary

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

On March 31, 2021, the aggregate balance of the fair value of all convertible notes outstanding was $2,183,922 and the related debt discount was $-0-, or a net balance of $2,183,922. Of this amount, $620,714 in principal was past due. As of March 31, 2021, the above notes are convertible into 1,747,064,356 shares of common stock. Accrued interest on the convertible notes amounted to $494,972 as of March 31, 2021.

On December 31, 2020, the aggregate balance of the fair value of all convertible notes outstanding was $1,956,922 and the related debt discount was $-0-, or a net balance of $1,956,922. Of this amount, $620,714 in principal was past due. As of December 31, 2020, the above notes are convertible into 1,948,265,842 shares of common stock.

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

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 6 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As of March 31, 2021 and December 31, 2020, the derivative liabilities were valued using probability weighted option pricing models with the following assumptions:

	March 31, 2021	December 31, 2020

Exercise Price	$0.1175-0.02115	$0.00015–0.00018
Stock Price	.0235	$0.0003
Risk-free interest rate	.06%	.06%
Expected volatility	204.20	236%
Expected life (in years)	1.00	1.00
Expected dividend yield	0%	0%
Fair Value:	$812,349	$3,156,582

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

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of March 31, 2021 and December 31, 2020 there were 1,211,495,162 and 1,211,495,162 shares of common stock issued and outstanding respectively.

Preferred Stock Series A

As of March 31, 2021 and December 31, 2020, the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,126,776 shares of Series A Preferred Stock issued and outstanding.

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

Warrants

No warrants were issued during the three ended March 31, 2021.

A summary of warrants is as follows:

	Number	Weighted
	of	Average
	Warrants	Exercise
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	15,800,319	.00475
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2019	23,805,027	0.079
Warrants granted	-	-
Warrants exercised	-	-
Balance outstanding, December 31, 2020	23,805,027	0.079
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, March 31, 2021	15,800,319	$0.0079

Information relating to outstanding warrants on March 31, 2020, summarized by exercise price, is as follows:

	Outstanding and Exercisable
			Weighted
Exercise Price Per			Average
Share	Shares	Life (Years)	Exercise Price

$0.004750	15,800,319	2.33	$0.00475

The weighted-average remaining contractual life of all warrants outstanding and exercisable on March 31, 2021 is 2.33 years. The outstanding and exercisable warrants outstanding on March 31, 2021, had no intrinsic value.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for nine (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of March 31, 2021, no net revenue was generated from the JV.

Litigation

None

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of March 31, 2021, the Company had not earned any revenue under this agreement.

NOTE 13 – SUBSEQUENT EVENTS

On May 17, 2021, Ylimit LLC (“Ylimit”) converted $962,680 of their convertible debt into 58,151,174 shares of common stock at a conversion price of $0.014 and into 123,083 of Series A Preferred Stock at a price of $1.20 per shares. After the transaction, Ylimit had $743,269 in outstanding convertible notes and accrued interest due from the Company.

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

Impact of Current Coronavirus (COVID-19) Pandemic on the Company

Covid-19 has had a material adverse effect on our live recording business and the music industry in general. Substantially all of our future set.fm and DiscLive business is dependent on success of public events and gatherings. We believe that the vaccination efforts throughout the world are having a positive impact on the population that may enable more live music events to be held in the future which would be beneficial to our business, however, there can be no assurances on the timing of when this may occur or whether it will occur at all.

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

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2021, and 2020, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

Revenues

Our revenues for the three months ended March 31, 2021 and 2020, was $2,261 and $12,059, respectively. The reason for the increase/decrease was due to the lingering impact of Covid-19 which has prevented live concerts from taking place.

Direct Costs of Revenues

Our direct costs of revenues for the three months ended March 31, 2021, and 2020 was $-0- and $8,509, respectively. Gross margin is calculated by subtracting direct costs from revenue. Due to the low level Due to the low current sales levels, the associated costs are not indicative of the costs and margins we expect to generate from higher sales volumes.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2021, and 2020, was $174,028 and $176,188. These general and administrative expenses were consistent during the comparable periods. These expenses as of March 31, 2021 were primarily comprised of approximately $91,000 of legal and professional fees, and $57,500 of officers compensation.

Other Income (Expenses), Net

We recorded other income, net of $2,162,868 for the three months ended March 31, 2021, compared to other expense, net of $(466,919) for the three months ended March 31, 2020. The significant increase in other income net, in the 2021 period was primarily attributable to a reduction of $2,344,234 in the Company derivative liability related to convertible notes.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net profit was $1,991,101 for the three months ended March 31, 2021, compared to a net loss for the three months ended March 31, 2020, of $(639,557).

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

As of March 31, 2021, we had current assets consisting of cash and cash equivalents of $57,439.

We had negative cash flows from operating activities of $174,019 for the three months ended March 31, 2021, compared with negative cash flows from operating activities of $181,277 for the three months ended March 31, 2020. The slight decrease in our negative cash flows from operations was primarily attributable to the net change in our operating assets and liabilities in the 2021 period.

We generated cash flows from financing activities of $227,000, for the three months ended March 31, 2021, as compared to $145,600 for the three months ended March 31, 2020. The increase/decrease in net cash provided by financing operations was due to an increase in the proceeds from convertible notes.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2021, the Company had negative working capital of $6,144,655 and an accumulated deficit of $14,764,575. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2020, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On March 31, 2021, the Company had cash on hand of $57,439. Subsequent to March 31, 2021, we have not raised any cash. Management estimates that the current funds on hand will be sufficient to continue operations through August, 2021. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2021, using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2021, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by COSO.

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2021.

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

Registrant	VNUE, Inc.

Date: May 24, 2021	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

