Form 10-Q
period 2021-06-30
VNUE, Inc.
filed 2021-08-16
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The number of shares of registrant’s common stock outstanding as of August 12, 2021 was 1,351,077,530.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)

Assets
Current assets:
Cash	$4,008	$4,458
Prepaid expenses	100,000	100,000
Total current assets	104,008	104,458
Total assets	$104,008	$104,458

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,219,894	$2,372,072
Shares to be issued	247,707	247,707
Accrued payroll-officers	238,250	209,750
Advances from former officer	720	720
Notes payable	34,000	34,000
Deferred revenue	74,225	74,225
Convertible notes payable, net	1,128,242	1,956,922
Purchase liability	300,000	300,000
Derivative liability	-	3,156,582
Total current liabilities	3,243,038	8,351,979
Total liabilities	3,243,038	8,351,979

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, par value $0.0001: 20,000,000 shares authorized; 4,250,579 issued and outstanding as of June 30, 2021, and December 31, 2020	425	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized; 1,286,690,336 and 1,211,495,162 shares issued and outstanding, as of June 30, 2021, and December 31, 2020, respectively	128,669	121,149
Additional paid-in capital	9,772,348	8,386,593
Accumulated deficit	(13,040,472)	(16,755,676)
Total stockholders' deficit	(3,139,030)	(8,247,521)
Total Liabilities and Stockholders' Deficit	$104,008	$104,458

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues - related party	$4,320	$6,127	$6,581	$18,186
Direct costs of revenue	66	-	66	8,509
Gross margin (loss)	4,254	6,127	6,515	9,677
Operating expenses:
General and administrative	160,885	193,843	334,913	370,031
Total costs and expenses	160,885	193,843	334,913	370,031
Operating loss	(156,631)	(187,716)	(328,398)	(360,354)
Other income (expense), net
Change in fair value of derivative liability	812,349	396,924	3,156,582	106,062
Other income	1,172,782	-	1,172,782	-
Loss on the extinguishment of debt	(80,227)	-	(80,227)	(72,709)
Financing costs	(24,169)	(68,073)	(205,535)	(171,421)
Other income (expense), net	1,880,735	328,851	4,043,602	(138,068)
Net income (loss)	$1,724,104	$141,135	$3,715,204	$(498,422)

Net loss per common share - basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	1,243,610,132	1,149,756,152	1,227,641,362	1,089,508,097

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

			Par value$0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2019	4,126,776	$413	770,883,602	$77,088	$8,099,346	(12,201,899)	(4,025,052)

Shares issued on conversion of notes payable			378,872,550	37,887	83,421		121,308

Net (loss)						(639,557)	(639,557)

Balance, March 31, 2020	4,126,776	$413	1,149,756,152	$114,975	$8,182,767	$(12,841,456)	$(4,543,301)

Net income						141,135	141,135

Balance, June 30, 2020	4,126,776	$413	1,149,756,152	$114,975	$8,182,767	$(12,700,321)	$(4,402,166)

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2020	4,126,776	$413	1,211,495,162	$121,149	$8,386,593	$(16,755,676)	$(8,247,521)

Net income						1,991,101	1,991,101

Beneficial conversion feature of convertible notes					111,765		111,765

Balance, March 31, 2021	4,126,776	$413	1,211,495,162	$121,149	$8,498,358	$(14,764,575)	$(6,144,656)

Shares issued upon conversion of convertible notes payable	123,803	12	75,195,174	7,520	1,273,991		1,281,523

Net income						1,724,104	1,724,104

Balance, June 30, 2021	4,250,579	$425	1,286,690,336	$128,669	$9,772,348	$(13,040,472)	$(3,139,030)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$3,715,204	$(498,422)
Adjustments to reconcile net income to net cash provided by (used for) operating activities

Change in the fair value of derivatives	(3,156,582)	(106,062)
Derivative value considered financing costs	-	48,599
Loss on the extinguishment of debt	80,227	72,709
Amortization of debt discount	111,765	69,669
Changes in operating assets and liabilities
Prepaid expenses		(100,000)
Accounts payable and accrued interest	(1,113,564)	72,551
Deferred revenue	-	74,225
Accrued payroll officers	28,500	91,250
Net cash used in operating activities	(334,450)	(275,481)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Payoff of convertible note	-	(53,000)
Proceeds from the issuance of convertible notes	334,000	284,708
Net cash provided by investing activities	334,000	231,708

Net Decrease In Cash	(450)	(43,773)
Cash At The Beginning Of The Period	4,458	52,096
Cash At The End Of The Period	$4,008	$8,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued upon conversion of notes payable and accrued interest	$1,281,523	$121,308

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

History and Organization

VNUE, Inc. (formerly Tierra Grande Resources, Inc.) (“VNUE” or the “Company”) was incorporated under the laws of the State of Nevada on April 4, 2006.

On May 29, 2015, VNUE, Inc., known as Tierra Grande Resources, Inc. at the time, entered into a merger agreement with VNUE, Inc., a Washington corporation (VNUE Washington), and TGRI Merger Corp., a Nevada corporation and a wholly-owned subsidiary of VNUE, Inc. (“Merger Sub”). Pursuant to the terms of the Merger Agreement, VNUE Washington merged with and into Merger Sub, with Merger Sub continuing as the surviving entity that succeeded to all of the assets, liabilities and operations of VNUE Washington (the “Merger”). In connection with the Merger, all of the outstanding shares of any class or series of VNUE Washington were exchanged for an aggregate of 50,762,987 shares of VNUE, Inc. common stock. The transaction was accounted for as a reverse merger with VNUE Washington deemed the acquiring company for accounting purposes, and the Company deemed the legal acquirer.

The Company is developing technology driven solutions for Artists, Venues and Festivals to automate the capturing, publishing, and monetization of their content, as well as protection of their rights.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2021, the Company used cash in operations of $334,450, and as of June 30, 2021, had a stockholders’ deficit of $3,139,030 and negative working capital of $3,139,030. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 30, 2021, the Company had cash on hand of $4,008. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments, LLC (the “Purchaser”), a Nevada limited liability company, pursuant to which the Company will have the right in its sole discretion for a period of one year from the date of the SPA, to sell up to $8 million of Common Stock (subject to certain limitations) to GHS Investments. The transaction is considered an Equity Line of Credit (“ELOC”)

In July 2021, the Company raised $587,429 on its equity line of credit through the sale of 64,387,194 shares of its common stock at a price of approximately $0.00912 per share. As result management estimates that the current funds on hand will be sufficient to continue operations through the next 12 months.

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Consolidation

The Company consolidates all wholly-owned subsidiaries in which the Company’s power to control exists. The Company consolidates the following subsidiaries and/or entities:

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES (continued)

Fair Value of Financial Instruments (continued)

The carrying amounts of financial instruments such as cash, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of our notes payable approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

The fair value of the derivative liabilities of $-0- and $3,156,582 on June 30, 2021, and December 31, 2020, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on June 30, 2021, because their impact was anti-dilutive. As of June 30, 2021, the Company had outstanding warrants to purchase 15,800,319 shares of common stock and 932,594,639 shares of common stock related to convertible notes payables, which were excluded from the computation of net loss per share.

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

NOTE 3 – PREPAID EXPENSE

On Jan 9, 2020, the Company entered into an agreement with recording and performance artist, Matchbox Twenty, to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to Matchbox Twenty and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4, 2020. We have recorded this amount as a prepaid expense on our consolidated balance sheets as of June 30, 2021 and December 31, 2020.

NOTE 4 – RELATED PARTY TRANSACTIONS

DiscLive Network

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer, Mr. Bair. On March 19, 2021, the Licensing Agreement was extended until March 2022, and will automatically extend unless either party notifies the other of cancellation.

Revenues of $4,320 and $6,581 during the three and six months ended June 30, 2021, and $6,127 and $18,186 during the three and six months ended June 30, 2020, respectively, were recorded using the assets licensed under this agreement. For the six months ended June 30, 2021 and 2020, the fees amounted to $216 and $329 respectively. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years.

Accrued Payroll to Officers

Accrued payroll to officers was $238,250 and $209,750 respectively, as of June 30, 2021, and December 31, 2020, respectively. The Chief Executive Officer’s compensation is $170,000 per year.

Advances from Officers/Stockholders

From time to time, officers/stockholders of the Company advance funds to the Company for working capital purposes. During the year ended December 31, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company. The Company recorded the $14,000 as a gain on the settlement of debt, leaving a remaining balance of $720 recorded on the consolidated balance sheet on June 30, 2021.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2021 and December 31, 2020.

	6/30/21	12/31/20
Accounts payable and accrued expense	$567,680	587,230
Accrued interest	506,955	466,801
Accrued interest and penalties Golock (a)	—	1,172,782
Soundstr Obligation	145,259	145,259
Total accounts payable and accrued liabilities	$1,219,894	2,372,072

(a) See Note 9 related to the reversal of interest and penalties for Golock.

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

The Company has had no correspondence regarding this liability with Pledge Music who declared bankruptcy in 2019.

NOTE 7 – SHARES TO BE ISSUED

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and for an acquisition. During the year ended December 31, 2019, the Company became obligated to issue an additional 240,000 shares of common, valued at $184, per the terms of a consulting agreement, and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of June 30, 2021, and December 31, 2020 the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707.

NOTE 8 – NOTES PAYABLE -PAST DUE

On December 17, 2015, the Company issued a Promissory Note in the principal amount of $9,000. The note was due within 10 business days of the Company receiving notice of the effectiveness of its Form S-1 filed on February 22, 2016. Failure to make payment during that 10-business day period shall constitute an Event of Default, as a result of which the note will become immediately due and payable, and the balance will bear interest at 7%. The Company’s Form S-1 was declared effective on March 8, 2016, and payment was due before March 22, 2016. The Company did not repay the note before March 22, 2016; therefore, the note is in default with an interest rate of 7%.

On April 30, 2019, the Company issued an unsecured Promissory Note in the principal amount of $25,000. The Note is due and payable on August 30, 2019, along with $5,000 worth of interest. The Promissory Note is past due, however, the maker of the Note has verbally agreed not to call a default.

As of June 30, 2021, the accrued interest expense on these two Notes amounted to $30,338.

The principal balance of the Notes Payable outstanding was $34,000 and $34,000 as of June 30, 2021, and December 31, 2020, respectively and are past due.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consists of the following:

	June 30,	December 31,
	2021	2020
Various Convertible Notes (a)	$43,500	$43,500
Ylimit, LLC Convertible Notes (b)	492,528	1,336,208
Golock Capital, LLC Convertible Notes (c)	339,010	339,011
GSH Note (d)	165,000	-
Other Convertible Notes (e)	88,204	238,203
Convertible notes	$1,128,242	$1,956,922

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES (continued)

During the three months ended June 30, 2021 the Company converted major portions of its convertible debt to equity. The Company converted $1,162,800 in principal and $38,616 in accrued interest into 75,195,174 shares of common stock and incurred a loss of $80,227 upon conversion.

(a) In August 2014, the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The balance of the notes outstanding was $43,500 as of June 30, 2021 and December 31, 2020 of which $28,500 was due to related parties. As of June 30, 2021 these notes are convertible into 718,945 shares of common stock.

(b) On November 9, 2019 the Company and Ylimit, LLC entered into an amendment (“Ylimit Amendment One”) to the original secured convertible promissory note dated May 9, 2016 along with subsequent amendment and fundings that followed. Under the terms of Ylimit Amendment One, Ylimit extended maturity date of all outstanding convertible debt due to them by the company, to a new maturity date of February 09, 2020. Ylimit received no consideration for this amendment.

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

During the six months ended June 30, 2021, Ylimit invested another $119,000 on terms comparable to recent fundings. As of June 30, 2021 based on a fixed conversion price of $0.001, Ylimit’s notes are convertible into 844,844,575 shares of common stock

(c) From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between June 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggyback registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

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

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ending December 31, 2019 the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of June 30, 2021 all of the Golock notes amounting to $339,011 were past due.

As a result Golock has assessed the Company additional penalties and interest of $1,172,782. The Company disagrees with the accrued interest and penalties due to Golock. Initially the Company recorded this amount as a liability on its balance during the period ended March 31, 2021.  Subsequent  during the three month period ended June 30, 2021 the Company obtained a legal opinion supporting its position that these charges were egregious, and reversed the liability on its balance sheet  The Company intends to litigate this amount as well as the validity of the principal and interest outstanding, if a settlement on a vastly reduced amount, cannot be reached.

(d) During the six months ended June 30, 2021, GHS Investments funded an 8%, $165,000 convertible promissory note maturing on November 16, 2021. The conversion price on the Note is fixed at.0171. The Company recorded a beneficial conversion feature of $106,765 upon the issuance of the Note and was immediately expensed in full.

(e) As of December 31, 2017 the Company had an outstanding convertible note payable of $61,000. During the year ended December 31, 2018, the Company entered into additional notes of $369,250. The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018, to June 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 50% of the lowest trading price for the Company s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share.

As of June 30, 2021, $73,204 of these notes due to one lender are past due. This lender is associated with Golock and the Company is disputing the validity of this note. These notes are convertible into 16,981,339 shares of the Company’s common stock.

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

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 6 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As of June 30, 2021, and December 31, 2020, the derivative liabilities were valued using probability weighted option pricing models with the following assumptions:

	6/30/21	12/31/20

Exercise Price	$0.00595-0.007140	$0.00015–0.00018
Stock Price	.0121	$0.0003
Risk-free interest rate	.06%	.06%
Expected volatility	204.20	236%
Expected life (in years)	1.00	1.00
Expected dividend yield	0%	0%
Fair Value:	$0	$3,156,582

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

As of June 30, 2021 and supported by a legal opinion which challenged the original transactions as void and advised the Company not to process any conversion notices from Golock , the Company stopped recording the derivative liability on the Golock convertible notes.

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

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of June 30, 2021, and December 31, 2020 there were 1,286,690,336 and 1,211,495,162 shares of common stock issued and outstanding, respectively.

Preferred Stock Series A

As of June 30, 2021, and December 31, 2020, the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 and 4,126,776 shares of Series A Preferred Stock issued and outstanding, respectively.

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

NOTE 11 – STOCKHOLDERS’ DEFICIT (continued)

Preferred Stock Series A (continued)

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

Warrants

No warrants were issued during the three ended June 30, 2021.

A summary of warrants is as follows:

	Number	Weighted
	of	Average
	Warrants	Exercise
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	15,800,319	.00475
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2019	23,805,027	0.079
Warrants granted	-	-
Warrants exercised	-	-
Balance outstanding, December 31, 2020	23,805,027	0.079
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, June 30, 2021	15,800,319	$0.0079

Information relating to outstanding warrants on June 30, 2021, summarized by exercise price, is as follows:

	Outstanding and Exercisable
			Weighted
Exercise Price Per			Average
Share	Shares	Life (Years)	Exercise Price

$0.004750	15,800,319	2.33	$0.00475

The weighted-average remaining contractual life of all warrants outstanding and exercisable on June 30, 2021 is 2.33 years. The outstanding and exercisable warrants outstanding on June 30, 2021, had no intrinsic value.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for nine (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of June 30, 2021, no net revenue was generated from the JV.

Litigation

None

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of June 30, 2021, the Company had not earned any revenue under this agreement.

NOTE 13 – SUBSEQUENT EVENTS

In July 2021, the Company raised $587,429 on its equity line of credit through the sale of 64,387,194 shares of its common stock at a price of approximately $0.00912 per share.

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

On Jan 9, 2020, the Company entered into an agreement with recording and performance artist, Matchbox Twenty, to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to Matchbox Twenty and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4, 2020.

Also as part of the transaction, Ticketmaster agreed to include the option for their customers to pre-purchase a double CD set at checkout, for a price to the customer of $25.00, resulting in a net payment to VNUE of approximately $20 after Ticketmaster’s fees and taxes. Additionally, Wonderful Union, the VIP package sales company utilized by Matchbox Twenty agreed to buy 5,000 digital download cards from VNUE for $7 each (to include in VIP packages that they send to fans) for $35,000, which has been paid full. As of May 11, 2020, Ticketmaster has paid via wire $40,378 toward the aforementioned pre-sales.

The following discussion and analysis of our results of operations and financial condition for the three months ended June 30, 2021, and 2020, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

Comparison for the three and six months ended June 30, 2021, and 2020

Revenues

In the three months ended June 30, 2021, we had revenue of $4,320 compared to $6,127 for the three months ended June 30, 2020, representing a decrease of $1,807. In the six months ended June 30, 2021, we had revenue of $6,581 compared to $18,186 for the six months ended June 30, 2020, representing a decrease of $11,605. The decrease in revenue is primarily attributable to the overall impact of COVID-19, preventing live concerts from taking place.

Direct Costs of Revenues

In the three months ended June 30, 2021, we had direct costs of revenue of $66 compared to $-0- for the three months ended June 30, 2020, representing an increase of $66. In the six months ended June 30, 2021, we had direct costs of revenue of $66 compared to $8,509 for the six months ended June 30, 2020, representing a decrease of $8,443. Due to the low volume of revenue, associated costs are not indicative of the costs and margins we expect to generate from higher sales volumes.

General and Administrative Expenses

In the three months ended June 30, 2021, we had general and administrative expense of $160,885 compared to $193,843 for the three months ended June 30, 2020, representing a decrease of $32,958. In the six months ended June 30, 2021, we had the general and administrative expense of $334,913 compared to $370,031 for the six months ended June 30, 2020, representing a decrease of $35,118. There was a reduction of $30,970 and $22,244 of legal and professional fees for the three- and six-months ending June 30, 2021, and a reduction of $20,500 and $-0- of officers compensation for the three- and six-months ending June 30, 2021. The decrease in general and administrative expense is primarily attributable to the overall impact of COVID-19, preventing live concerts from taking place.

Other Income (Expenses), Net

We recorded other income, net of $4,043,602 for the six months ended June 30, 2021, compared to other expense of $138,068 during the six month period ended June 30, 2021. The significant increase in other income net, in the 2021 period was primarily attributable to a reduction of $3,156,582 in the Company’s derivative liability related to convertible notes.

Net Income (Loss)

As a result of the foregoing revenues, direct costs of revenues, research and development expenses, general and administrative expenses, and other income (expenses), net, our net profit was $3,715,204 for the six months ended June 30, 2021, compared to a net loss for the six months ended June 30, 2020, of $498,422.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2021, the Company used cash in operations of $334,450, and as of June 30, 2021, had a stockholders’ deficit of $3,139,030 and negative working capital of $3,139,030. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 30, 2021, the Company had cash on hand of $4,008.. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments, LLC (the “Purchaser”), a Nevada limited liability company, pursuant to which the Company will have the right in its sole discretion for a period of one year from the date of the SPA, to sell up to $8 million of Common Stock (subject to certain limitations) to GHS Investments. The transaction is considered an Equity Line of Credit (“ELOC”)

In July 2021, the Company raised $587,429 on its equity line of credit through the sale of 64,387,194 shares of its common stock at a price of approximately $0.00912 per share. As result management estimates that the current funds on hand will be sufficient to continue operations through the next 12 months.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 1 - Significant and Critical Accounting Policies and Practices in the Company’s Form 10-K for the period ended December 31, 2020 filed with the SEC on April 8, 2021.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2021, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2021, the Company converted major portions of its convertible debt to equity. The Company converted $1,162,800 in principal and $38,616 in accrued interest into 75,195,174 shares of common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: August 16, 2021	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

