Form 10-Q
period 2021-09-30
VNUE, Inc.
filed 2021-11-10
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-53462

VNUE, INC.
(Name of Registrant in its Charter)

Nevada	98-0543851
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

104 West 29th Street, 11th Floor, New York, NY 10001(Address of Principal Executive Offices)

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

The number of shares of registrant’s common stock outstanding as of November 9, 2021 was 1,411,779,497.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)

Assets
Current assets:
Cash	$207,921	$4,458
Prepaid expenses	295,000	100,000
Total current assets	502,921	104,458
Total assets	$502,921	$104,458

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$834,910	$2,372,072
Shares to be issued	247,707	247,707
Accrued payroll-officers	239,750	209,750
Advances from former officer	720	720
Advances from officer	10,000	-
Notes payable	879,157	34,000
Deferred revenue	74,225	74,225
Convertible notes payable, net	635,714	1,956,922
Purchase liability	300,000	300,000
Derivative liability	-	3,156,582
Total current liabilities	3,222,183	8,351,979
Total liabilities	3,222,183	8,351,979

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, par value $0.0001: 20,000,000 shares authorized;4,250,579 issued and outstanding as of September 30, 2021, and December 31, 2020	425	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized; 1,372,757,161 and 1,211,495,162 shares issued and outstanding, as of September 30, 2021, and December 31, 2020, respectively	137,275	121,149
Additional paid-in capital	10,548,671	8,386,593
Accumulated deficit	(13,405,633)	(16,755,676)
Total stockholders' deficit	(2,719,262)	(8,247,521)
Total Liabilities and Stockholders' Deficit	$502,921	$104,458

 The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues - related party	$2,714	$1,746	$9,295	$19,932
Direct costs of revenue	5,380	-	5,446	8,509
Gross margin (loss)	(2,666)	1,746	3,849	11,423
Operating expenses:
General and administrative	279,884	106,990	614,796	477,021
Total costs and expenses	279,884	106,990	614,796	477,021
Operating loss	(282,550)	(105,244)	(610,947)	(465,598)
Other income (expense), net
Change in fair value of derivative liability	-	(6,519,216)	3,156,582	(6,413,154)
Other income	-		1,172,781
Loss on the extinguishment of debt	-	(190,900)	(80,227)	(263,609)
Financing costs	(82,611)	(58,872)	(288,146)	(230,292)
Other income (expense), net	(82,611)	(6,768,988)	3,960,990	(6,907,055)
Net income (loss)	$(365,161)	$(6,874,231)	$3,350,043	$(7,372,653)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,341,926,621	1,150,881,152	1,266,155,076	1,070,105,622

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Numbers	Amount	Numbers	Amount	Capital	Deficit	Total
Balance - December 31, 2019	4,126,776	$413	770,883,602	$77,088	$8,099,346	$(12,201,899)	$(4,025,052)

Shares issued on conversion of notes payable			378,872,550	37,887	83,421		121,308

Net (loss)						(639,557)	(639,557)

Balance, March 31, 2020	4,126,776	$413	1,149,756,152	$114,975	$8,182,767	$(12,841,456)	$(4,543,301)

Net income						141,135	141,135

Balance, June 30, 2020	4,126,776	$413	1,149,756,152	$114,975	$8,182,767	$(12,700,321)	$(4,402,166)

Conversion of convertible notes to common shares			57,500,000	5,750	195,500		201,250

Shares issued for services			500,000	50	100		150

Net loss						(6,874,231)	(6,874,231)

Balance, September 30, 2020	4,126,776	$413	1,207,756,152	$120,775	$8,378,367	$(19,574,552)	$(11,074,997)

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Numbers	Amount	Numbers	Amount	Capital	Deficit	Total
Balance - December 31, 2020	4,126,776	$413	1,211,495,162	$121,149	$8,386,593	$(16,755,676)	$(8,247,521)

Net income						1,991,101	1,991,101

Beneficial conversion feature of convertible notes					111,765		111,765

Balance, March 31, 2021	4,126,776	$413	1,211,495,162	$121,149	$8,498,358	$(14,764,575)	$(6,144,656)

Shares issued upon conversion of convertible notes payable	123,803	12	75,195,174	7,520	1,273,991		1,281,523

Net income						1,724,104	1,724,104

Balance, June 30, 2021	4,250,579	$425	1,286,690,336	$128,669	$9,772,348	$(13,040,472)	$(3,139,030)

Private placement of common shares			86,066,825	8,607	776,323		784,929

Net loss						(365,161)	(365,161)

Balance, September 30, 2021	4,250,579	$425	1,372,757,161	$137,275	$10,548,671	$(13,405,633)	$(2,719,262)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$3,350,043	$(7,372,653)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Change in the fair value of derivatives	(3,156,582)	6,413,154
Derivative value considered financing costs	-	244,696
Loss on the extinguishment of debt	80,227	-
Amortization of debt discount	111,765	78,013
Changes in operating assets and liabilities
Prepaid expenses	(195,000)	(100,000)
Accounts payable and accrued interest	(1,133,919)	161,843
Deferred revenue	-	74,225
Accrued payroll officers	30,000	78,000
Net cash used in operating activities	(913,466)	(422,722)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Advances from officers	10,000
Payments on promissory note	(12,000)
Payment of convertible note		(45,134)
Proceeds from the private placement of common shares	784,929	-
Proceeds from the issuance of convertible notes	334,000	426,989
Net cash provided by investing activities	1,116,929	381,855

Net Decrease In Cash	203,463	(40,867)
Cash At The Beginning Of The Period	4,458	52,096
Cash At The End Of The Period	$207,921	$11,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued upon conversion of notes payable and accrued interest	$1,281,523	$322,558

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2021, the Company used cash in operations of $913,466, and as of September 30, 2021, had a stockholders’ deficit of $2,719,262 and negative working capital of $2,719,262. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 30, 2021, the Company had cash on hand of $207,921. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments, LLC (the “Purchaser”), a Nevada limited liability company, pursuant to which the Company will have the right in its sole discretion for a period of one year from the date of the SPA, to sell up to $8 million of Common Stock (subject to certain limitations) to GHS Investments. The transaction is considered an Equity Line of Credit (“ELOC”)

During the three months ended September 30, 2021, the Company raised $722,215 on its equity line of credit. As result of the successful utilization of the ELOC which is available to generate additional funding, and based on current on hand cash, of $207,921 as of September 30, 2021, the Company estimates that the current funds on hand will be sufficient to continue operations through the next 12 months.

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

The fair value of the derivative liabilities of $-0- and $3,156,582 on September 30, 2021, and December 31, 2020, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised, and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on September 30, 2021, because their impact was anti-dilutive. As of September 30, 2021, the Company had outstanding warrants to purchase 15,800,319 shares of common stock and 11,100,841 shares of common stock related to convertible notes payables, which were excluded from the computation of net loss per share.

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

NOTE 3 – PREPAID EXPENSE

On Jan 9, 2020, the Company entered into an agreement with recording and performance artist, Matchbox Twenty, to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000against sales, to Matchbox Twenty and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4, 2020. We have recorded this amount as a prepaid expense on our consolidated balance sheets as of September 30, 2021 and December 31, 2020.

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

Revenues of $2,714 and $9,295 during the three and nine months ended September 30, 2021, and $1,746 and $19,932 during the three and nine months ended September 30, 2020, respectively, were recorded using the assets licensed under this agreement. For the nine months ended September 30, 2021 and 2020, the fees amounted to $136 and $465 respectively. Our Chief Executive Officer agreed to waive the right to receive these license fees for both years.

Accrued Payroll to Officers

Accrued payroll to officers was $239,750 and $209,750 respectively, as of September 30, 2021, and December 31, 2020, respectively. The Chief Executive Officer’s compensation is $170,000 per year.

Advances from Officers/Stockholders

From time to time, officers/stockholders of the Company advance funds to the Company for working capital purposes. During the year ended December 31, 2019, a former employee and stockholder agreed to forgive $14,000 owed by the Company. The Company recorded the $14,000as a gain on the settlement of debt, leaving a remaining balance of $720 recorded on the consolidated balance sheet on September 30, 2021.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2021 and December 31, 2020.

	9/30/21	12/31/20
Accounts payable and accrued expense	$527,430	587,230
Accrued interest	162,221	466,801
Accrued interest and penalties Golock (a)	-	1,172,782
Soundstr Obligation	145,259	145,259
Total accounts payable and accrued liabilities	$834,910	2,372,072

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

NOTE 7 – SHARES TO BE ISSUED

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and for an acquisition. During the year ended December 31, 2019, the Company became obligated to issue an additional 240,000 shares of common, valued at $184, per the terms of a consulting agreement, and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of September 30, 2021, and December 31, 2020 the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707.

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

As of September 30, 2021, the accrued interest expense on these two Notes amounted to $34,246.

The principal balance of the Notes Payable outstanding was $22,000 and $34,000 as of September 30, 2021, and December 31, 2020, respectively and are past due.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Convertible notes payable consists of the following:

	September 30,	December 31,
	2021	2020
Various Convertible Notes (a)(f)	$43,500	$43,500
Ylimit, LLC Convertible Notes (b)	-	1,336,208
Golock Capital, LLC Convertible Notes (c)	339,010	339,011
GSH Note (d)	165,000	-
Other Convertible Notes (e)	88,204	238,203
Convertible notes	$635,714	$1,956,922

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES (continued)

Notes payable

(b)(f) On September 24, 2021, the Company and its largest creditor, Ylimit, agreed to restructure its existing 10% convertible note of $492,528 of principal and $364,629 in interest to an 8%, non-convertible promissory note due and payable on September 30, 2022. Under the amended note, Ylimit increased the principal amount by $107,000 for an aggregate principal amount of $857,157. As of September 30, 2021 the Company had a balance of notes payable of $857,157.

Advance from officer

During the three month ended September 30, 2021, the Company’s CEO advanced $10,000to the Company. This loan was made on an interest free basis and is payable on demand. As of September 30, 2021 the Company had a balance of $10,000 due to its CEO.

Convertible notes

During the three months ended June 30, 2021 the Company converted major portions of its convertible debt to equity. The Company converted $1,162,800 in principal and $38,616 in accrued interest into 75,195,174 shares of common stock and incurred a loss of $80,227 upon conversion.

(a) In August 2014, the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The balance of the notes outstanding was $43,500 as of September 30, 2021 and December 31, 2020 of which $28,500 was due to related parties. As of September 30, 2021 these notes are convertible into 718,945 shares of common stock.

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

During the nine months ended September 30, 2021, Ylimit invested another $119,000 on terms comparable to recent fundings. As of September 30, 2021 based on a fixed conversion price of $0.001, Ylimit’s notes are convertible into 844,844,575 shares of common stock

(c) From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between September 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggyback registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

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

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ending December 31, 2019 the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of September 30, 2021 all of the Golock notes amounting to $339,011 were past due.

As a result Golock has assessed the Company additional penalties and interest of $1,172,782. The Company disagrees with the accrued interest and penalties due to Golock. Initially the Company recorded this amount as a liability on its balance during the period ended March 31, 2021. Subsequent during the three month period ended September 30, 2021 the Company obtained a legal opinion supporting its position that these charges were egregious, and reversed the liability on its balance sheet The Company intends to litigate this amount as well as the validity of the principal and interest outstanding, if a settlement on a vastly reduced amount, cannot be reached.

(d) During the nine months ended September 30, 2021, GHS Investments funded an 8%, $165,000 convertible promissory note maturing on November 16, 2021. The conversion price on the Note is fixed at.0171. The Company recorded a beneficial conversion feature of $106,765 upon the issuance of the Note and was immediately expensed in full.

(e) As of December 31, 2017 the Company had an outstanding convertible note payable of $61,000. During the year ended December 31, 2018, the Company entered into additional notes of $369,250. The convertible notes have interest rates ranging from 8% to 12% per annum, maturity dates ranging from August 21, 2018, to September 19, 2020, and are convertible into shares of common stock of the Company at discount rates between 38% and 50% of the lowest trading price for the Company s common stock during the prior twenty (20) trading day period, and for one lender, no lower than $0.035 per share.

As of September 30, 2021, $73,204 of these notes due to one lender are past due. This lender is associated with Golock and the Company is disputing the validity of this note. These notes are convertible into 16,981,339 shares of the Company’s common stock.

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

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 6 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As of September 30, 2021, and December 31, 2020, the derivative liabilities were valued using probability weighted option pricing models with the following assumptions:

	9/30/21	12/31/20

Exercise Price	$0.00595-0.007140	$0.00015–0.00018
Stock Price	.0121	$0.0003
Risk-free interest rate	.06%	.06%
Expected volatility	204.20	236%
Expected life (in years)	1.00	1.00
Expected dividend yield	0%	0%
Fair Value:	$0	$3,156,582

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

As of September 30, 2021 and supported by a legal opinion which challenged the original transactions as void and advised the Company not to process any conversion notices from Golock , the Company stopped recording the derivative liability on the Golock convertible notes.

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

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of September 30, 2021, and December 31, 2020 there were 1,372,757,161 and 1,211,495,162 shares of common stock issued and outstanding, respectively.

During the reporting period, the Company agreed with an investor to terminate a common stock purchase agreement and cancellation of a common stock purchase warrant associated with the purchase agreement. The termination was not the result of any disagreement between the Company and the investor.

Preferred Stock Series A

As of September 30, 2021, and December 31, 2020, the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 and 4,126,776 shares of Series A Preferred Stock issued and outstanding, respectively.

On May 22, 2019, the Company authorized and designated a class of Series A Convertible Preferred Stock (“Series A Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series A Designation”). It subsequently issued 4,126,776restricted shares of Series A Preferred Stock to various employees and service providers to compensate and reward them for services and to incentivize them to provide continued service to the Company. The Series A Preferred Stock receives relative rights and preferences under terms and conditions set forth in the Certificate of Designation of the Preferred Stock.

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

Warrants

No warrants were issued during the three ended September 30, 2021.

A summary of warrants is as follows:

	Number	Weighted
	of	Average
	Warrants	Exercise
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	15,800,319	.00475
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2019	23,805,027	0.079
Warrants granted	-	-
Warrants exercised	-	-
Balance outstanding, December 31, 2020	23,805,027	0.079
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, September 30, 2021	15,800,319	$0.0079

Information relating to outstanding warrants on September 30, 2021, summarized by exercise price, is as follows:

	Outstanding and Exercisable
			Weighted
Exercise Price Per			Average
Share	Shares	Life (Years)	Exercise Price
$0.004750	15,800,319	2.08	$0.00475

The weighted-average remaining contractual life of all warrants outstanding and exercisable on September 30, 2021 is 2.08 years. The outstanding and exercisable warrants outstanding on September 30, 2021, had no intrinsic value.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for nine (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of September 30, 2021, no net revenue was generated from the JV.

Litigation

None

NOTE 13 – SUBSEQUENT EVENTS

During October and November 2021, the Company raised $355,884 on its equity line of credit through the sale of 39,022,336 shares of its common stock at a price of approximately $.0912 per share.

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

Presentation of Information

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean VNUE, Inc. and its subsidiaries, unless the context requires otherwise.

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

StageIt Acquisition

During the current reporting period, we announced that the company plans to acquire live streaming innovator StageIt.  The deal is expected to bring hundreds of thousands of live music fans and complementary technologies to our portfolio in addition to delivering key pioneering talent in the Music Recognition Technology (MRT) space to our roster, which the company believes will accelerate the rollout of the company's groundbreaking platform, Soundstr.

We are still in the due diligence process, and it has taken longer than expected to generate financials and an audit for the incoming business. The parties are working to structure and prepare the definitive documents to the transaction. We hope to enter into definitive documents and announce the same in the coming weeks.

Comparison for the three and nine months ended September 30, 2021, and 2020

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2021, and 2020, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

Revenues

In the three months ended September 30, 2021, we had revenue of $2,714 compared to $1,746 for the three months ended September 30, 2020, representing an increase of $968. In the nine months ended September 30, 2021, we had revenue of $9,295 compared to $19,932 for the nine months ended September 30, 2020, representing a decrease of $10,637. The decrease in revenue is primarily attributable to the overall impact of COVID-19, preventing live concerts from taking place.

Direct Costs of Revenues

In the three months ended September 30, 2021, we had direct costs of revenue of $5,380 compared to $-0- for the three months ended September 30, 2020, representing an increase of $5,380. In the nine months ended September 30, 2021, we had direct costs of revenue of $5,446 compared to $8,509 for the nine months ended September 30, 2020, representing a decrease of $3,063. Due to the low volume of revenue, associated costs are not indicative of the costs and margins we expect to generate from higher sales volumes.

General and Administrative Expenses

In the three months ended September 30, 2021, we had general and administrative expense of $279,884 compared to $106,990 for the three months ended September 30, 2020, representing an increase of $172,894. In the nine months ended September 30, 2021, we had the general and administrative expense of $614,797 compared to $477,021 for the nine months ended September 30, 2020, representing an increase of $137,776. In increase in general and administrative expenses in 2021 is primarily attributable to an increase in professional fees of approximately $66,000 above 2020 levels,  research and development expenses of $55,000 in 2021 compared to $-0- in 2020, and an increase of approximately $19,000 in advertising expenses over prior year levels.

Other Income (Expenses), Net

We recorded other expense of $82,611 for the three months ended September 30, 2021, compared to other expense of $6,768,988 for the three months ended September 30, 2021. We recorded other income of $3,960,991 for the nine months ended September 30, 2021, compared to other expense of $6,907,055 during the nine-month period ended September 30, 2020. The significant increase in other income for the nine months ended September 30, 2021 period was primarily attributable to a reduction of $3,156,582 in the Company’s derivative liability related to convertible notes. The large expense for the nine months ended September 30, 2020 was primarily attributable to an increase in derivative liabilities of $6,413,154 in the 2020 period.

Net Income (Loss)

We recorded a net loss of $365,161 for the three months ended September 30, 2021, compared with a net loss of $6,874,231 for the three months ended September 30, 2020. We recorded net income of $3,350,043 for the nine months ended September 30, 2021, compared with a net loss of $7,372,653 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2021, the Company used cash in operations of $903,466, and as of September 30, 2021, had a stockholders’ deficit of $2,719,262 and negative working capital of $2,719,261. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 30, 2021, the Company had cash on hand of $207,921. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes.

As of the date of this quarterly report, the Company is relying on its equity line of credit with GHS Investments, LLC, described below, to fund its operations. The Company believes that this credit line will provide sufficient liquidity for the immediate future. All other financial commitments have been terminated and we are looking for new opportunities to fund the Company to supplement our credit line. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments, LLC (the “Purchaser”), a Nevada limited liability company, pursuant to which the Company will have the right in its sole discretion for a period of one year from the date of the SPA, to sell up to $8 million of Common Stock (subject to certain limitations) to GHS Investments. The transaction is considered an Equity Line of Credit (“ELOC”)

During the three months ended September 30, 2021, the Company raised $722,215 on its equity line of credit. As result of the successful utilization of the ELOC which is available to generate additional funding, and based on current on hand cash, of $207,921 as of September 30, 2021, the Company estimates that the current funds on hand will be sufficient to continue operations through the next 12 months.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2021, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2021, the Company sold 86,066,825 common shares pursuant at a price of $0.00912 pursuant to the terms of its ELOC and raised $784,929 in gross proceeds.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: November 10, 2021	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)

