Form 10-K
period 2021-12-31
VNUE, Inc.
filed 2022-04-15
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53462

VNUE, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0543851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 West 29th Street, 11th Floor
New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

833.937.5493

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated Filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0121 on such date is $14,911,204. As of April 12, 2022, there were 1,462,294,289 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K of VNUE, Inc. (hereinafter the “Company,” “VNUE” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate” and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

●	the success or failure of management’s efforts to implement the Company’s business plan;

●	the ability of the Company to fund its operating expenses;

●	the ability of the Company to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	the ability of the Company to meet the other risks as described elsewhere in this filing and as may be described in future filings with the SEC.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices. Additionally, the discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in this Form 10-K.

ii

PART I

ITEM 1. BUSINESS.

Business Overview

We are a music technology company that utilizes our platforms to record live concerts, and then sell that content to consumers. We make the content we record available to the set.fm platform, as well as our website, immediately after a live show is finished. Our technology helps artists and record labels generate alternative income from the recorded content. We also offer high-end collectible products such as CDs, USB drives and laminates, which feature our fully mixed and mastered live concert content.

On February 13, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VNUE Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MergerCo”), Stage It Corp., a Delaware corporation (“Stage It”), and the stockholders’ representative for Stage It, pursuant to which the Company contracted to acquire Stage It for up to $10 million (the “Merger Consideration”), by merging MergerCo with and into Stage It, with Stage It continuing as the surviving entity and wholly-owned subsidiary of the Company (the “Merger”). At the same time, Stage It and several of the shareholders of Stage It entered into a voting agreement concerning the Merger.

Pursuant to the Merger Agreement, at the closing of the Merger (the “Closing”), each of Stage It’s outstanding shares (including common and preferred shares) will be converted into the right to receive the applicable portion of the Merger Consideration. A portion of the Merger Consideration will be paid in cash and take the form of satisfying certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate of the Merger Agreement, and the other portion will be paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, will be held back for the purposes of satisfying certain contingent obligations of Stage It.

The Merger Agreement also allows for the issuance of earn out shares, not to exceed the overall Merger Consideration, provided that certain EBIDTA requirements are met over the course of 18 months.

On February 14 2022, the Company completed the acquisition of Stage It. As a result of the Closing, Stage It became a wholly-owned subsidiary of the Company. For the acquisition, the Company issued the initial 135,000,000 shares, paid certain amounts to Stage It vendors and will pay additional amounts as detailed under Merger Consideration in the Merger Agreement. The price to be paid in cash and stock for the Earnout Shares and Holdback Shares are set forth in the Merger Agreement. Through the period ended March 17, 2022, the Company had spent approximately $1,414,000 in cash on the acquisition.

With the addition of Stage It (Stage It.com), VNUE will have the ability to livestream concerts and other events, adding to the pool of other live music focused technology services. Stage It is an established platform where concerts or other live events may be ticketed (just like an in-person event), and fans who pay for tickets may enjoy a performance or other engagement by watching digital video as it occurs on their web browser. For example, an artist can create an event through the platform, and then, in advance, let their fans know they can purchase the ability to view the concerts on the Stage It platform. Fans then buy the ability to access these concerts, and at the designated time, the fan may then observe the live performance on Stage It.com.

The transaction with Stage It has brought hundreds of thousands of live music fans, and complementary technologies to our portfolio.

Existing VNUE Operations

Aside from the products and services associated with our wholly owned subsidiary, Stage It, we have two other products for the industry:

Set.fm™ / DiscLive Network™ - Our consumer app platform allows customers to download and purchase, via their individual mobile device, the concert they just attended. There are also physical collectible products which are recorded and sold at shows as well as online through the Company’s exclusive partner DiscLive Network™. The app itself is free to download and allows for in app purchases regarding the content. (Currently, aside from Stage It, this is the only platform that generates any revenue for the Company.)

Soundstr™ - a comprehensive music identification and rights management Cloud platform that we are developing, when fully deployed, can accurately track and audit public performances of music, creating a more transparent ecosystem for general music licensing and associated royalty payments, which will help ensure the correct stakeholders are compensated through the use of our “big data” collection.

While Set.fm™ and Soundstr™ are proprietary marks of the Company, DiscLive, and its related marks and names are not owned by the Company and are owned and utilized by RockHouse Live Media Productions, Inc. The Company has not filed any formal trademark applications relating to Set.fm™ with the United States US Patent and Trademark Office but has been using these marks openly since 2017 and claims common law rights to them.

The Company currently only generates revenue from Set.fm and from DiscLive by (a) recording the audio of live concerts and then selling the content “instantly” through its set.fm website, as well as the IOS Set.fm mobile application, and (b) selling content on physical products such as CDs, which are burned on-site where customers can purchase them. Our customers are fans of live music and the bands which we record.

Customers want to “take home” their experience of the concerts they attend. Our Company enters into agreement with certain bands and artists, and record labels if a particular artist under contract with the label. Our teams then follow that artist or band while they are on tour and record every show on that tour. Our Company uses its own recording and sound equipment while recording concerts.

As we partner with both artists and labels, we market our services on their websites, their social media platforms, their mailing lists, as well as our own websites and social networks. Furthermore, partnerships, with companies similar to Ticketmaster, allow us to market to customers when they buy tickets to see certain artists in concert.

On January 9, 2020, the Company entered into an artist agreement (the “Artist Agreement”) with recording and performance artist, Matchbox Twenty (“MT”) to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. Due to COVID-19, the tour has been twice rescheduled, most recently to May 2023.

We are a relatively new company and our independent auditors have raised substantial doubts as to our ability to continue without significant additional financing.

Our future operations may be dependent on our ability to secure additional financing. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance.

Our Revenue Model

The live music and entertainment space are constantly searching for ways to generate revenue. Music licensing and royalties are particular “hot button” issues in the industry. We have developed solutions that create new revenue streams that simultaneously help to protect the rights of the artists. Our business model helps to ensure that creators and artists are properly compensated for their work.

Our Industry

The live music and entertainment space is constantly searching for new monetization outlets. We believe that we have developed solutions that create new revenue streams.

Since 2003, half of the nation’s CD and record stores have closed. Annual data regarding downloads was not even collected until 2004, yet in 2014 it accounted for 46% of total music industry sales. For most artists, digital sales and streaming revenues have not replaced the income they earn from recording and publishing. However, streaming revenues create an additional income stream.

A recent study on musicians’ online revenue streams, featured on www.lifeisbeautiful.com, suggests that the average payment to an artist is $0.0011 net per stream. Artists that have their content on our Set.fm mobile app receive 30% of the net revenue generated from their specific music. Live music shows are seeing significant new commercial and experiential trends driven by technology. More musicians engage directly with their fans via their web presence —selling songs and even allowing them to vote on touring venues – bypassing the traditional record labels and ticket services.

For an industry with constantly evolving trends, music’s live events have remained surprisingly static since the 1970’s. VNUE employs a unique platform that provides music lovers with an exciting new way to experience the live music events they attend. With Set.fm and DiscLive, the customer can purchase the songs they just heard at the concert, in excellent quality, mixed and mastered, and take that unique magical moment home, to be enjoyed for a lifetime.

Almost everyone has a smart phone present with them when they attend live events. The widespread use of these mobile devices is changing the ways customers behave before, during and after a live music event. Customers use their devices to search for live music events, buy tickets, and share their experiences.

The rise of the mobile internet and smart phones has, in recent years, begun shaping and changing the live music concert experience for many audience members. The ability to preserve and share moments of the show as they happen—to take photos and upload them instantly, to capture videos is a growing trend. Everyone has a cell phone.

According to a Nielsen report, as of August 2019, the annual average consumer music spending in the U.S. is over $150 million, of which 54% of that spending is on live music events.

Our Company reimagines the live event experience. We connect consumers, artists and venues with the VNUE Set.fm app as well as our physical, collectible products. We create promotional and social opportunities that enhance the live concert experience. We offer certain venues a partnership to help with their sales, and artists can get added revenue with their concerts. Our app allows artists to connect with their fans at a different level.

Our technology enhances our customer’s sensory experience at live events. It creates a natural extension of earlier concert culture allowing our customers to now have a piece of the live experience and own it forever.

Competition

Any entity that offers, or has the ability to offer, live music recordings that can be uploaded to an app-based platform is considered a direct competitor of our Company, regardless of whether the end-user is required to pay for those services or not. This also includes applications that allow users to engage in streaming activities and download musical content, such as Amazon, Apple, SoundCloud, iTunes, etc.

Competitive Strengths

We believe our expertise and experience in “Instant Live” content production and distribution is a competitive strength that differentiates us from our competitors.

VNUE’s team members have been involved in the business of instant live content since 2003. The Company’s CEO has vast experience with this concept and how to commercialize it. Over the years, the Company has continued to develop the processes and methodologies it uses to gain partnerships with certain artists and labels which gives us a competitive advantage in the live content industry. We plan to continue to develop our current business model as well as introduce new innovative and immersive software features to consumers.

Intellectual Property

VNUE has pending patents for our Soundstr™ technology and expects to file more related patents around the Soundstr™ platform, as well as Set.fm™. This will further strengthen the company as a leader in music technology and will allow us to have a competitive edge against those that may emerge as the company continues to execute.

We have patent-pending technology, USPTO Application US 2017/0316089, “System and Method for Capturing, Archiving and Controlling Content in a Performance Venue” which relates to our Soundstr™ technology.

Our Strategy for Growth

Key elements of our growth strategy include:

Continued rollout of the live recording business and further improvement to our software platforms.

Rollout of the Soundstr technology, which is a key part of our Company’s strategy going forward. Soundstr is in a space called “Music Recognition Technology,” (MRT), that is a relatively new area of live music and addresses a large market with no known, established solution for recognizing music and then tracking this information in an automated fashion. By leveraging technology and automation, Soundstr will be in a position to help the company build a large database of music performed in public spaces, such as bars, restaurants, gyms, radio, and other businesses.

The expansion of Stage It’s customer database and the integration of its business into ours is expected to bring us considerably more fans of music and specifically, live music. There are thousands of artists and over a million users on the Stage It database. We expect to tap that database for our existing services, as well as future services and integration. Further to this, we intend to leverage technical development efforts to identify common threads across our Set.fm and Soundstr platforms, and combining back end technologies to streamline and more efficiently utilize all of these platforms. Eventually we will explore further branding and expansion of the platform services. Immediate plans have been to address Stage It debt to artists, and to other vendors, as we have a 90 day plan to bring up to 100 mid-level to major artists onto the platform, thus increasing revenue opportunities. There can be no assurances we will be successful in bringing 100 artists to the platform.

Summary of Significant Risk Factors

Investing in our shares involves significant risks. You should carefully consider all of the information in this prospectus before making an investment in our shares. Below please find a summary of the significant risks we face, organized under relevant headings. These risks are discussed more fully in the section titled “Risk factors.”

Corporate Information

Our common stock is quoted on the OTCPink under the symbol “VNUE”.

Our principal executive offices are located at 104 W. 29th Street, 11th Floor, New York, NY 10001, and our telephone number is 833-937-5493. Our website is VNUE.com. Information contained in, or that can be accessed through, our website is not incorporated by reference into this annual report, and you should not consider information on our website to be part of this annual report.

Employees

We currently have 1 full-time and 5 part-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development. The remuneration paid to our officers and directors will be more completely described elsewhere in this annual report. We expect to take on more employees or independent contractors as needed.

Legal Proceedings

In the matter of VNUE, Inc. v. Power Up Lending Group, Ltd. On October 6, 2021, the Company commenced an action against Power Up Lending Group, Ltd. “Power Up”) and Curt Kramer (“Kramer”) (Power Up and Kramer together, the “Power Up Parties”) in the United States District Court for the Eastern District of New York. The complaint alleges that: (1) Power Up is an unregistered dealer acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”) and, pursuant to Section 29(b) of the Act, the Company is entitled to rescissionary relief from certain convertible promissory notes (“Notes”) and securities purchase agreements (“SPAs”) entered into by the Company and Power Up; (2) Kramer is liable to the Company as the control person of Power Up pursuant to Section 20(a) of the Act; and (3) Power Up is liable to the Company for unjust enrichment arising from the Notes and SPAs.

On December 10, 2021, the Power Up Parties filed their pre-motion conference request letter with the Court regarding their forthcoming motion to dismiss the Company’s complaint. On December 17, 2021, the Company filed its opposition thereto. On January 26, 2022, the Company filed its amended complaint, which asserted the same causes of action set forth in the initial complaint, and further alleged that that Power Up made material misstatements in connection with the purchase and sale of the Company’s securities in violation of Section 10(b) of the Act and, thus, the Company is entitled to rescissionary relief from the Notes and SPAs pursuant to Section 29(b) of the Act.

On February 9, 2022, the Court ordered an initial conference. The initial conference is currently scheduled for May 16, 2022, at 12:00 p.m. (EST). As of the date hereof, the Company intends to litigate its claims for relief against the Power Up Parties.

Golock Capital, LLC and DBW Investments, LLC v. VNUE, Inc. On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs’ complaint alleges that the Company is in breach of certain convertible promissory notes and securities purchase agreements separately entered into with Golock and DBW, and seeks declaratory judgment, injunctive relief, and specific performance against the Company.

On December 2, 2021, the Golock Plaintiffs filed their amended complaint, which asserted the same causes of action set forth in the initial complaint, and an additional cause of action for unjust enrichment. On January 19, 2022, the Company filed its answer with affirmative defenses to the amended complaint. As to its affirmative defenses, the Company asserted that the Golock Plaintiffs claims are barred because: (1) the Golock Plaintiffs are unregistered dealers acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”), and, pursuant to Section 29(b) of the Act, that the Company is entitled to recessionary relief from the certain convertible promissory notes and securities purchase agreements at issue in the amended complaint; and (2) that the convertible promissory notes are, in fact, criminally usurious loans that impose interest onto the Company at a rate that violates New York Penal Law § 190.40 and, therefore, the subject convertible notes are void ab initio pursuant to New York’s usury laws.

On January 20, 2022, the Court ordered that the parties submit a joint letter in lieu of a pretrial conference on or before February 3, 2022. As of the date hereof, the Company intends to vigorously defend itself against the Golock Plaintiffs claims.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Annual Report on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note On Forward-Looking Statements” in this Annual Report on Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Annual Report on Form 10-K, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risk Related to Covid 19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the recent COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the country as a whole. For example, the recent outbreak of Covid-19, which began in China, has been declared by the World Health Organization to be a “pandemic,” has spread across the globe, including the United States of America.

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

Risks Relating to Our Financial Condition

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have generated limited revenues. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business, and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will continue to generate operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We are dependent on outside financing for continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We anticipate that we must raise $2,500,000 for our operations for the next 12 months, and $5,000,000 to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern and, as a result, our investors could lose their entire investment.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

●	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

●	the budgetary constraints of our customers; seasonality;

●	success of our strategic growth initiatives;

●	costs associated with the launching or integration of new or acquired businesses; timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;

●	the mix, by state and country, of our revenues, personnel and assets; movements in interest rates or tax rates; and

●	changes in, and application of, accounting rules; changes in the regulations applicable to us; and litigation matters.

As a result of these factors, we may not succeed in our business and we could go out of business.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced any profit and may not in the near future, if at all. While we have generated limited revenue, all related party, we cannot be certain that we will be able to realize sufficient revenue to achieve profitability. Further, many of our competitors have a significantly larger industry presence and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured

Risks Related to Intellectual Property

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate intellectual property rights held by third parties. We have not but in the future may be, subject to legal proceedings and claims relating to the intellectual property rights of others. There could also be existing intellectual property of which we are not aware that our products may inadvertently infringe. We cannot assure you that holders of intellectual property purportedly relating to some aspect of our technology or business, if any such holders exist, would not seek to enforce such intellectual property against us in the United States, or any other jurisdictions. If we are found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. In addition, we may incur significant expenses, and may be forced to divert management’s time and other resources from our business and operations to defend against these infringement claims, regardless of their merits. Successful infringement or licensing claims made against us may result in significant monetary liabilities and may materially disrupt our business and operations by restricting or prohibiting our use of the intellectual property in question, and our business, financial position and results of operations could be materially and adversely affected.

Our commercial success depends significantly on our ability to develop and commercialize our services and platform without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our services and platform. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all.

Risks Related to Legal Uncertainty

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly.

We are exposed to potential risks from legislation requiring companies to evaluate internal controls under Section 404(a) of the Sarbanes-Oxley Act of 2002. As a smaller reporting company, we are required to provide a report on the effectiveness of its internal controls over financial reporting, and we will be exempt from auditor attestation requirements concerning any such report so long as we are a smaller reporting company. There is a greater likelihood of material weaknesses in our internal controls, which could lead to misstatements or omissions in our reported financial statements as compared to issuers that have conducted such evaluations.

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

●	Lack of proper segregation of duties due to limited personnel.

●	Lack of a formal review process that includes multiple levels of review.

●	Lack of adequate policies and procedures for accounting for financial transactions.

●	Lack of independent board member(s)

●	Lack of independent audit committee

Material weaknesses and deficiencies could cause investors to lose confidence in our company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Risks Related to Our Business

If we fail to keep up with industry trends or technological developments, our business, results of operations and financial condition may be materially and adversely affected.

The live music content industry is rapidly evolving and subject to continuous technological changes. Our success will depend on our ability to keep up with the changes in technology and user behavior resulting from new developments and innovations. For example, as we provide our product and service offerings across a variety of mobile systems and devices, we are dependent on the interoperability of our services with popular mobile devices and mobile operating systems that we do not control, such as Android and iOS. If any changes in such mobile operating systems or devices degrade the functionality of our services or give preferential treatment to competitive services, the usage of our services could be adversely affected.

Technological innovations may also require substantial capital expenditures in product development as well as in modification of products, services or infrastructure. We cannot assure you that we can obtain financing to cover such expenditure. If we fail to adapt our products and services to such changes in an effective and timely manner, we may suffer from decreased user base, which, in turn, could materially and adversely affect our business, financial condition and results of operations

Rapidly evolving technologies could cause demand for our products to decline or could cause our products to become obsolete.

Current or future competitors may develop technological or product innovations that address live music content in a manner that is, or is perceived to be, equivalent or superior to our products. In the technology market in particular, innovative products have been introduced which have the effect of revolutionizing a product category and rendering many existing products obsolete. If competitors introduce new products or services that compete with or surpass the quality or the price/performance of our products, we may be unable to attract and retain users or to maintain or increase revenues from our users. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce prices for our paid for products, which could harm our net revenues, gross margin and operating results or cause us to incur losses.

Our business depends on our users having continued and unimpeded access to the Internet. Companies providing access to the Internet may be able to block or degrade our calls, or block access to our website or charge us or our users additional fees for our products.

All of our users rely on open, unrestricted access to the Internet to use our products. If they have limited, restricted or no access at all to the Internet, or their connection to the Internet is interrupted or disturbed, they may be less likely to use our products as a result.

Some of these internet providers have stated that they may take measures that could increase the cost of customers’ use of our products by restricting or prohibiting the use of their lines or access points to the Internet for our products, by filtering, blocking, delaying, or degrading the packets of data used to transmit our communications, and by charging increased fees to our users for access to our products.

Some Internet access providers have additionally, or alternatively, contractually restricted their customers’ access to Internet communications products through their terms of service. Customers of these and other Internet access providers may not be aware that technical disruptions or additional tariffs are the act of other parties, which could harm our brand. Even if customers understand that we are not the source of such disruptions, they may be less likely to use our products as a result.

In the United States, the European Union and other jurisdictions, regulatory authorities are in the process of examining the adoption of “network neutrality” policies, which aim to treat all Internet traffic equally, and developing or considering laws and regulations to codify acceptable behaviors on the part of network operators and access providers when providing consumers and businesses with access to the Internet. Different regulatory authorities have different approaches to this policy area both from a substantive and procedural perspective. Any failure on the part of regulatory authorities to protect the accessibility of the Internet to all, or any particular category of, Internet subscribers, or their failure to protect the delivery on a non-discriminatory basis of user communications over the Internet, regardless of type or service, could harm our results of operations and prospects.

Our business depends on the continued reliability of the Internet infrastructure.

If Internet service providers and other third parties providing Internet services have outages or deteriorations in their quality of service, our customers will not have access to our products or may experience a decrease in the quality of our products.

Furthermore, as the rate of adoption of new technology increases, the networks on which our products rely in certain countries may not be able to sufficiently adapt to the increased demand for their products and services. Frequent or persistent interruptions could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our products, and could permanently harm our reputation and brands.

We cannot control internet-based delays and interruptions, which may negatively affect our customers and thus our revenues.

Any delay or interruption in the services by these third parties service providers could result in delayed or interrupted service to our customers and could harm tour business. Accordingly, we could be adversely affected if such third party service providers fail to maintain consistent and reliable services, or fail to continue to make these services available to us on economically acceptable terms, or at all. These suppliers could also be adversely impacted by the COVID-19 pandemic, which could affect their ability to deliver their services to our customers in a satisfactory manner, or at all.

Digital piracy continues to adversely impact our business.

A substantial portion of our revenue comes from the distribution of music which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Music Listening 2019 report, IFPI surveyed 34,000 Internet users to examine the ways in which music consumers aged 16 to 64 engage with recorded music across 21 countries. Of those surveyed, 23% used illegal stream-ripping services, the leading form of music piracy. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting and enforcing our intellectual property (whether copyrights or other intellectual property rights such as patents, trademarks and trade secrets) or our music entertainment-related products or services, our results of operations, financial position and prospects may suffer.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our services and platform. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

●	difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;

●	the potential loss of key employees of acquired companies; and

●	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

●	We recently acquired Stage It and have been active in assimilating this business into VNUE.

Risks Related to our Management and Control Persons

We are dependent on the continued services of Zach Bair and if we fail to keep him or fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Zach Bair, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. The loss of the services of any key personnel, marketing or other personnel or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

Our officers and directors have limited experience managing a public company.

Our officers and directors have limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive’s officer’s and director’s lack of experience of managing a public company could cause you to lose some or all of your investment.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

We do not have an audit, compensation or nominating and corporate governance committee. The functions such committees would perform are performed by the board as a whole. Consequently, there is a potential conflict of interest in board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our Common Stock.

Risks Related to Our Securities and the Over the Counter Market

Since we are traded on the OTC Pink Market, an active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops the price of our common stock may be volatile.

Presently, our common stock is quoted on the OTC Markets and the closing price of our stock on April 08, 2022 was $0.0078. Presently there is limited trading in our stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the Pink Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the pink sheets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any shares of common stock.

There is no assurance that we will be able to pay dividends to our shareholders, which means that you could receive little or no return on your investment.

Payment of dividends from our earnings and profits may be made at the sole discretion of our board of directors. There is no assurance that we will generate any distributable cash from operations. Our board may elect to retain cash for operating purposes, debt retirement, or some other purpose. Consequently, you may receive little or no return on your investment.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders. The amount of any debt financing we incur creates a substantial risk that in the event of our bankruptcy, liquidation or reorganization, we may have no assets remaining for distribution to our shareholders after payment of our debts.

Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect you as a holder of our common stock.

Our board of directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our common stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding common stock in the public marketplace could reduce the price of our common stock.

The market price of our shares could decline as a result of sales of substantial amounts of our shares in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of internal controls over financial reporting.

Our reporting obligations as a public company place a significant strain on our management and operational and financial resources and systems. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting may result in the loss of investor confidence in the reliability of our financial statements, which in turn may harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 2,000,000,000 shares of common stock. We currently have 1,462,294,289 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

There is a limited market for our common stock, which may make it difficult for holders of our common stock to sell their stock.

Our common stock currently trades on the OTC Pink Markets under the symbol “VNUE” and currently there is no trading in our common stock or current information regarding our company. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low price stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

The trading price of our Common Stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations located outside of the United States. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations, including the following:

●	variations in our revenues, earnings and cash flow;

●	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

●	announcements of new offerings, solutions and expansions by us or our competitors;

●	changes in financial estimates by securities analysts;

●	detrimental adverse publicity about us, our brand, our services or our industry;

●	additions or departures of key personnel;

●	release of lock-up or other transfer restrictions on our outstanding equity securities or sales of additional equity securities; and

●	potential litigation or regulatory investigations.

Any of these factors may result in large and sudden changes in the volume and price at which our common stock will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

We are subject to be the penny stock rules which will make shares of our common stock more difficult to sell.

We are subject now and, in the future, may continue to be subject, to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market after the filing of this Form S-1, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. We currently have 1,462,294,289 shares of common stock outstanding, with approximately 17.9% of the shares being held by affiliates. We cannot predict what effect, if any, market sales of securities held by our significant shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

Because we do not expect to pay dividends in the foreseeable future, you must rely on a price appreciation of our common stock for return on your investment.

We currently intend to retain most, if not all, of our available funds and any future earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in our common stock as a source for any future dividend income.

Our board of directors has complete discretion as to whether to distribute dividends, Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value, or even maintain the price at which you purchased the common stock. You may not realize a return on your investment in our common stock and you may even lose your entire investment in our common stock.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks.

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no real property. We rent space at 104 W. 29th Street, 11th Floor, New York, NY 10001. Current rent at this location is approximately $1,000 per month. We believe this property to be adequate to our needs for the time being.

ITEM 3. LEGAL PROCEEDINGS.

In the matter of VNUE, Inc. v. Power Up Lending Group, Ltd. On October 6, 2021, the Company commenced an action against Power Up Lending Group, Ltd. “Power Up”) and Curt Kramer (“Kramer”) (Power Up and Kramer together, the “Power Up Parties”) in the United States District Court for the Eastern District of New York. The complaint alleges that: (1) Power Up is an unregistered dealer acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”) and, pursuant to Section 29(b) of the Act, the Company is entitled to recessionary relief from certain convertible promissory notes (“Notes”) and securities purchase agreements (“SPAs”) entered into by the Company and Power Up; (2) Kramer is liable to the Company as the control person of Power Up pursuant to Section 20(a) of the Act; and (3) Power Up is liable to the Company for unjust enrichment arising from the Notes and SPAs.

On December 10, 2021, the Power Up Parties filed their pre-motion conference request letter with the Court regarding their forthcoming motion to dismiss the Company’s complaint. On December 17, 2021, the Company filed its opposition thereto. On January 26, 2022, the Company filed its amended complaint, which asserted the same causes of action set forth in the initial complaint, and further alleged that that Power Up made material misstatements in connection with the purchase and sale of the Company’s securities in violation of Section 10(b) of the Act and, thus, the Company is entitled to recessionary relief from the Notes and SPAs pursuant to Section 29(b) of the Act.

On February 9, 2022, the Court ordered an initial conference. The initial conference is currently scheduled for May 16, 2022, at 12:00 p.m. (EST). As of the date hereof, the Company intends to litigate its claims for relief against the Power Up Parties.

Golock Capital, LLC and DBW Investments, LLC v. VNUE, Inc. On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs’ complaint alleges that the Company is in breach of certain convertible promissory notes and securities purchase agreements separately entered into with Golock and DBW, and seeks declaratory judgment, injunctive relief, and specific performance against the Company.

On December 2, 2021, the Golock Plaintiffs filed their amended complaint, which asserted the same causes of action set forth in the initial complaint, and an additional cause of action for unjust enrichment. On January 19, 2022, the Company filed its answer with affirmative defenses to the amended complaint. As to its affirmative defenses, the Company asserted that the Golock Plaintiffs claims are barred because: (1) the Golock Plaintiffs are unregistered dealers acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”), and, pursuant to Section 29(b) of the Act, that the Company is entitled to recessionary relief from the certain convertible promissory notes and securities purchase agreements at issue in the amended complaint; and (2) that the convertible promissory notes are, in fact, criminally usurious loans that impose interest onto the Company at a rate that violates New York Penal Law § 190.40 and, therefore, the subject convertible notes are void ab initio pursuant to New York’s usury laws.

On January 20, 2022, the Court ordered that the parties submit a joint letter in lieu of a pretrial conference on or before February 3, 2022. As of the date hereof, the Company intends to vigorously defend itself against the Golock Plaintiffs claims.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

There is a limited public market for our common shares. Our common shares are quoted on the OTC Pink under the symbol “VNUE”. Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTC Pink securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Pink issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common stock became eligible for quotation on the OTC Pink in December 2006. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders

On April 8, 2022 there were 292 holders of record of our Common Stock. The number of record holders does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts and they become due in the usual course of business; or

2.	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Rule 10B-18 Transactions

None.

Equity Compensation Plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021 the Company entered into the following transactions:

●	Issued 75,195,174 shares upon the conversion of convertible notes resulting in a loss of $80,227 on the extinguishment of debt

During the year ended December 31, 2020, the Company entered into the following transactions:

●	Issued 500,000 shares to pay for services valued at $150.00.

●	Issued 17,539,543 shares valued at $11,084 to pay interest expense.

●	Issued 422,572,017 shares upon the conversion of convertible notes resulting in a paydown of $56,466 and a loss of $263,609 on the extinguishment of debt.

●	Issued $453,708 in convertible notes with a fixed conversion price of $0.001 if a qualified offering occurs.

The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2021 and 2020

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2021, and 2020, should be read in conjunction with our condensed consolidated financial statements and related notes included in this annual report.

Revenues

In the year ended December 31, 2021, we had revenue of $100,476 compared to $22,474 for the year ended December 31, 2020, representing an increase of $78,002. The increase in revenue is primarily attributable to the lessening of the impact of COVID-19, thus allowing us to sponsor one live concert.

Direct Costs of Revenues

In the year ended December 31, 2021, we had direct costs of revenue of $153,181 compared to $8,509 for the year ended December 31, 2020, representing an increase of $144,672. The increase in costs are attributable to our expense related to one large concert event that we sponsored in the fourth quarter of 2021. We expect to generate positive gross margins from higher sales volumes in the future, although there can be no assurances.

General and Administrative Expenses

In the year ended December 31, 2021, we had general and administrative expense of $932,134 compared to $601,022 for the year ended December 31, 2020, representing an increase of $331,112. This increase in 2021 is primarily attributable to an increase in professional fees of approximately $211,000, an increase in officer compensation of approximately $50,000, and an increase in research and development expenses of $55,000.

Other Income (Expenses), Net

We recorded other income of $3,905,221 for the year ended December 31, 2021, compared to other expense of $3,996,719 for the year ended December 31, 2020. The significant increase in other income for the year ended December 31, 2021 period was primarily attributable to a reduction of $5,390,655 in the change in the fair value of the Company’s derivative liability related to convertible notes, and $1,172,789 related to other income recorded from the reversal of a 2020 accrued liability.

Net Income (Loss)

As result of the foregoing, we recorded net income of $2,920,382 for the year ended December 31, 2021, compared with a net loss of $4,553,777 for the year ended December 31, 2020.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2021, the Company used cash in operations of $1,430,312 and as of December 31, 2021, had an accumulated deficit of $13,835,294 and negative working capital of $2,793,040. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On December 31, 2021, the Company had cash on hand of $36,958. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes.

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments, LLC (the “Purchaser”), a Nevada limited liability company, pursuant to which the Company will have the right in its sole discretion for a period of one year from the date of the SPA, to sell up to $8 million of Common Stock for a period of one year ending on June 21, 2022 (subject to certain limitations) to GHS Investments. The transaction is considered an Equity Line of Credit (“ELOC”).

As of the date of this annual report, the Company is relying on its ELOC with GHS Investments, The Company believes that this ELOC will provide sufficient liquidity for the immediate future, however, the ELOC credit is subject to certain limitations based on the trading price of the Company’s common stock, which may not enable the Company to continue to advance funds. We are currently looking for new opportunities to fund the Company to supplement our credit line. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VNUE, Inc.

December 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VNUE, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VNUE, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

April 15, 2022

VNUE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash	$36,958	$4,458
Prepaid expenses	464,336	100,000
Total current assets	501,294	104,458
Total assets	$501,294	$104,458

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$923,061	$2,372,072
Shares to be issued	247,707	247,707
Accrued payroll-officers	233,750	209,750
Advances from former officer	720	720
Advances from officer	10,000	-
Notes payable	869,157	34,000
Deferred revenue	74,225	74,225
Convertible notes payable	635,714	1,956,922
Purchase liability	300,000	300,000
Derivative liability	-	3,156,582
Total current liabilities	3,294,334	8,351,979
Total liabilities	3,294,334	8,351,979

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock, par value $0.0001: 20,000,000 shares authorized; 4,250,579 issued and outstanding as of December 31, 2021 and December 31, 2020	425	413
Common stock, par value $0.0001, 2,000,000,000 shares authorized; 1,411,799,497 and 1,211,495,162 shares issued and outstanding, as of December 31, 2021, and December 31, 2020, respectively	141,177	121,149
Additional paid-in capital	10,900,652	8,386,593
Accumulated deficit	(13,835,294)	(16,755,676)
Total stockholders’ deficit	(2,793,040)	(8,247,522)
Total Liabilities and Stockholders’ Deficit	$501,294	$104,458

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2021	2020
Revenues - related party	$100,476	$22,474
Direct costs of revenue	153,181	8,509
Gross margin (loss)	(52,705)	13,965
Operating expenses:
General and administrative expense	932,134	601,022
Total costs and expenses	932,134	601,022
Operating loss	(984,839)	(587,058)
Other income (expense), net
Change in fair value of derivative liability	3,156,582	(2,234,073)
Other income	1,172,789
Loss on the extinguishment of debt	(80,227)	(263,609)
Financing costs	(343,923)	(1,469,037)
Other income (expense), net	3,905,221	(3,966,719)
Net income (loss)	$2,920,382	$(4,553,777)

Net loss per common share - basic and diluted	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	1,300,621,328	1,135,193,463

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2019	4,126,776	$413	770,883,602	$77,088	$8,099,346	(12,201,899)	(4,025,052)

Shares issued on conversion of notes payable	-	-	-	-

Conversion of convertible notes to common shares			422,572,017	42,257	277,817		320,074

Shares issued for services			500,000	50	100		100

Shares issued to pay interest expense			17,539,543	1,754	9,330		11,084

Net loss						(4,553,777)	(4,553,777)

Balance, December 31, 2020	4,126,776	$413	1,211,495,162	$121,149	$8,386,593	$(16,755,676)	$(8,247,522)

			Par value $0.001		Additional
	Preferred Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2020	4,126,776	$413	1,211,495,162	$121,149	$8,386,593	$(16,755,676)	$(8,247,522)

Beneficial conversion feature of convertible notes					111,765		111,765

Shares issued upon conversion of convertible notes payable	123,803	12	75,195,174	7,520	1,273,991		1,281,523

Private placement of common shares			125,089,161	12,509	1,128,303		1,140,812

Net income						2,920,382	2,920,382

Balance, December 31, 2021	4,250,579	$425	1,411,779,497	$141,177	$10,900,652	$(13,835,294)	$(2,793,040)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$2,920,382	$(4,553,777)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Change in the fair value of derivatives	(3,156,582)	2,234,073
Loss on the extinguishment of debt	80,227
Shares issued for financing costs	-	253,194
Shares issued for services		100
Amortization of debt discount	111,765	78,013
Changes in operating assets and liabilities
Prepaid expenses	(364,337)	(100,000)
Accounts payable and accrued interest	(1,045,767)	1,395,179
Deferred revenue	-	74,225
Accrued payroll officers	24,000	100,500
Net cash used in operating activities	(1,430,312)	(518,493)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Advances from officers	10,000
Payments on promissory note	(22,000)
Payment of convertible note		(45,134)
Procceds from the private placement of common shares	1,140,812
Proceeds from the issuance of convertible notes	334,000	515,989
Net cash provided by investing activities	1,462,812	470,855

Net Decrease In Cash	32,501	(47,638)
Cash At The Beginning Of The Period	4,458	52,096
Cash At The End Of The Period	$36,958	$4,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued upon conversion of notes payable and accrued interest	-	-

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2021 the Company used cash in operations of $1,430,312 and had an accumulated deficit of $13,835,294 as of December 31, 2021. In addition the Company had negative working capital of $2,793,040. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2021, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

On December 31, 2021, the Company had cash on hand of $36,958. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Fair Value of Financial Instruments

The Company determines the fair value of its assets and liabilities based on the exchange price in U.S. dollars that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs, other than Level 1, that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of financial instruments such as cash, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of our notes payable approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

The fair value of the derivative liabilities of $-0- and $3,156,582 on December 31, 2021, and December 31, 2020, respectively, were valued using Level 3 inputs.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on December 31, 2021, because their impact was anti-dilutive. As of December 31, 2021, the Company had 15,800,319 outstanding warrants and 11,313,852 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

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

NOTE 3 – PREPAID EXPENSE

As of December 31, 2021 and December 31, 2020, the balances in prepaid expenses was $464,336 and $100,000.

$100,000 of the prepaid expense in both periods relates to a Jan 9th, 2020 an agreement entered into by the Company with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4th.

Additionally, during the last half of 2021, the Company advanced $364,336 to Stage It prior to the consummation of the State It transaction which occurred on February 14, 2021. See Note 14 Subsequent Events

NOTE 4 – RELATED PARTY TRANSACTIONS

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $100,476 and $22,474 for the periods ended December 31, 2021 and 2020, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2021 and 2020 the fees would have amounted to $5,024 and $1,124 respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

Accrued Payroll to Officers

Accrued payroll to two officers was $233,750 and $209,750 respectively, as of December 31, 2021, and December 31, 2020, respectively. The Chief Executive Officer’s compensation is $170,000 per year.

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

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2021, and December 31, 2020:

	December 31, 2021	December 31, 2020
Accounts payable and accrued expense (includes $93,625 due to a former officer)	$588,275	$587,230
Accrued interest	189,527	466,801
Accrued interest and penalties Golock	-	1,172,782
Soundstr Obligation	145,259	145,259
Total accounts payable and accrued liabilities	923,061	$2,372,072

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

NOTE 7 – SHARES TO BE ISSUED

As of December 31, 2018, the Company had not yet issued 3,964,352 shares of common stock with a value of $243,839 for past services provided and for an acquisition. During the year ended December 31, 2019 the Company became obligated to issue an additional 240,000 shares of common, valued at $184, per the terms of a consulting agreement, and 1,000,000 shares of common stock valued at $3,500, as consideration for amending an existing convertible note. As of December 31, 2021 and 2020, the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707.

NOTE 8 – NOTES PAYABLE

The balance of the Notes Payable outstanding was $869,157 and $34,000 as of December 31, 2021, and December 31, 2020, respectively. The balances as of December 31, 2021 was comprised of two notes amounting to $12,000 and an 8% note for $857,157 due to Ylimit payable on September 30, 2022. The two notes for $12,000 are past due an continue to accrue interest.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE, RELATED PARTIES

Convertible notes payable consist of the following:

	December 31, 2021	December 31, 2020
Various Convertible Notes (a)	$43,500	43,500
Ylimit, LLC Convertible Notes (b)	-	1,336,208
Golock Capital, LLC Convertible Notes (c)	339,011	339,011
Other Convertible Notes (d)	253,203	238,203
Total Convertible Notes	$635,714	1,956,922

Notes payable

(b) On September 24, 2021, the Company and its largest creditor, Ylimit, agreed to restructure its existing 10% convertible note of $492,528 of principal and $364,629 in interest to an 8%, non-convertible promissory note due and payable on September 30, 2022. Under the amended note, Ylimit increased the principal amount by $107,000 for an aggregate principal amount of $857,157. As of December 31, 2021 the Company had a balance of notes payable of $857,157.

Advance from officer

During the year ended December 31, 2021, the Company’s CEO advanced $10,000 to the Company. This loan was made on an interest-free basis and is payable on demand. As of December 31, 2021 the Company had a balance of $10,000 due to its CEO.

Convertible notes

During the three months ended June 30, 2021 the Company converted major portions of its convertible debt to equity. The Company converted $1,162,800 in principal and $38,616 in accrued interest into 75,195,174 shares of common stock and incurred a loss of $80,227 upon conversion.

(a) In August 2014, the Company issued a series of convertible notes with various interest rates ranging up to 10% per annum. The balance of the notes outstanding was $43,500 as of December 31, 2021 and December 31, 2020 of which $28,500 was due to related parties. As of December 31, 2021 these notes are convertible into 740,251 shares of common stock.

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

During the nine months ended September 30, 2021, Ylimit invested another $119,000 on terms comparable to recent fundings. As of December 31, 2021 based on a fixed conversion price of $0.001, Ylimit’s notes are convertible into 874,300,140 shares of common stock

(c) From September 1, 2017 to December 31, 2017, the Company issued convertible notes to Golock Capital, LLC (“Lender”) in the aggregate principal amount of $191,750 with an interest rate at 10% per annum and maturity dates between September 1, 2018 and August 31, 2018. The notes are convertible into shares of the Company’s common stock at prices between $0.015 and $0.02 per share. As additional consideration for the Lender to enter into these agreements with the Company, the Company issued warrants to the Lender to acquire in the aggregate 4,804,708 shares of the Company’s common stock at a weighted average exercise price of $0.014 per share. In addition, the Lender shall have the first right of refusal as to any future funding of Borrower in that Lender shall have the right to provide all or a portion of the funding upon the same terms as those offered in writing by any third party or contained in any private placement of borrower. The Lender, upon conversion, shall have piggyback registration rights for all of its common stock shares in any registration or post-effective amendment to any registration initiated by Borrower with the Securities and Exchange Commission. The balance of the notes outstanding and the related debt discount was $191,750 and $19,652, respectively, as of December 31, 2017.

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

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender request conversion. During the year ending December 31, 2019 the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of December 31, 2021 all of the Golock notes amounting to $339,011 were past due.

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

(d) During the year ended December 31, 2021, GHS Investments funded an 8%, $165,000 convertible promissory note maturing on November 16, 2021. This note is past due as of the date of this Report. The Company has continued accruing interest and no notice of default has been sent to the Company by GHS. The Company is currently negotiating with GHS to convert this loan to some form of Equity. The conversion price on the Note is fixed at $0.0171. The Company recorded a beneficial conversion feature of $106,765 upon the issuance of the Note and was immediately expensed in full.

As of December 31, 2021, $73,204 of these notes due to one lender are past due. This lender is associated with Golock and the Company is disputing the validity of this note.

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

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion prices of the Notes described in Note 6 were not a fixed amount because they were either subject to an adjustment based on the occurrence of future offerings or events or they were variable. Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations. As of December 31, 2021 and 2020, the derivative liabilities were valued using probability weighted option pricing models with the following assumptions:

	December 31, 2021	December 31, 2020
Exercise Price		$0.0015-0.0018
Stock Price		.0114
Risk-free interest rate		0.17%
Expected volatility		737.80
Expected life (in years)		1.00
Expected dividend yield		0
Fair Value:	$-0-	$3,156,582

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

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of December 31, 2021 and December 31, 2020 there were 1,411,799,497 and 1,211,495,162 shares of common stock issued and outstanding respectively.

Preferred Stock Series A

As of December 31, 2021 and 2020 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 shares of Series A Preferred Stock issued and outstanding.

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

Warrants

No warrants were issued during the year ended December 31, 2021.

During the year ended December 31, 2019, the Company issued 15,800,319 warrants to two convertible noteholders as consideration for extending the term of their convertible notes. The warrants are exercisable for a period of four years at a strike price of $0.00475. As a result of the issuance of these warrants, the company recorded a financing expense of $36,533.

A summary of warrants is as follows:

	Number of Warrants	Weighted Average Exercise
Balance outstanding, December 31, 2018	8,004,708	0.014
Warrants granted	15,800,319	.00475
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2019	23,805,027	0.079
Warrants granted	-	-
Warrants exercised	-	-
Balance outstanding, December 31, 2020	23,805,027	0.079
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, December 31, 2021	15,800,319	$0.0079

Information relating to outstanding warrants on December 31, 2021, summarized by exercise price, is as follows:

	Outstanding and Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price
$0.004750	15,800,319	1.883	$0.00475

The weighted-average remaining contractual life of all warrants outstanding and exercisable on December 31, 2021 is 2.08 years. The outstanding and exercisable warrants outstanding on December 31, 2021, had no intrinsic value.

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

Litigation

In the matter of VNUE, Inc. v. Power Up Lending Group, Ltd. On October 6, 2021, the Company commenced an action against Power Up Lending Group, Ltd. “Power Up”) and Curt Kramer (“Kramer”) (Power Up and Kramer together, the “Power Up Parties”) in the United States District Court for the Eastern District of New York. The complaint alleges that: (1) Power Up is an unregistered dealer acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”) and, pursuant to Section 29(b) of the Act, the Company is entitled to recessionary relief from certain convertible promissory notes (“Notes”) and securities purchase agreements (“SPAs”) entered into by the Company and Power Up; (2) Kramer is liable to the Company as the control person of Power Up pursuant to Section 20(a) of the Act; and (3) Power Up is liable to the Company for unjust enrichment arising from the Notes and SPAs.

On December 10, 2021, the Power Up Parties filed their pre-motion conference request letter with the Court regarding their forthcoming motion to dismiss the Company’s complaint. On December 17, 2021, the Company filed its opposition thereto. On January 26, 2022, the Company filed its amended complaint, which asserted the same causes of action set forth in the initial complaint, and further alleged that that Power Up made material misstatements in connection with the purchase and sale of the Company’s securities in violation of Section 10(b) of the Act and, thus, the Company is entitled to recessionary relief from the Notes and SPAs pursuant to Section 29(b) of the Act.

On February 9, 2022, the Court ordered an initial conference. The initial conference is currently scheduled for May 16, 2022, at 12:00 p.m. (EST). As of the date hereof, the Company intends to litigate its claims for relief against the Power Up Parties.

Golock Capital, LLC and DBW Investments, LLC v. VNUE, Inc. On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs’ complaint alleges that the Company is in breach of certain convertible promissory notes and securities purchase agreements separately entered into with Golock and DBW, and seeks declaratory judgment, injunctive relief, and specific performance against the Company.

On December 2, 2021, the Golock Plaintiffs filed their amended complaint, which asserted the same causes of action set forth in the initial complaint, and an additional cause of action for unjust enrichment. On January 19, 2022, the Company filed its answer with affirmative defenses to the amended complaint. As to its affirmative defenses, the Company asserted that the Golock Plaintiffs claims are barred because: (1) the Golock Plaintiffs are unregistered dealers acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”), and, pursuant to Section 29(b) of the Act, that the Company is entitled to recessionary relief from the certain convertible promissory notes and securities purchase agreements at issue in the amended complaint; and (2) that the convertible promissory notes are, in fact, criminally usurious loans that impose interest onto the Company at a rate that violates New York Penal Law § 190.40 and, therefore, the subject convertible notes are void ab initio pursuant to New York’s usury laws.

On January 20, 2022, the Court ordered that the parties submit a joint letter in lieu of a pretrial conference on or before February 3, 2022. As of the date hereof, the Company intends to vigorously defend itself against the Golock Plaintiffs claims and has not recorded any liability for Golock’s claims.

NOTE 13 – INCOME TAXES

Reconciliation between the expected federal income tax rate and the actual tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory tax rate	21%	21%
State tax, net of federal benefit	6%	6%
Total tax rate	27%	27%
Allowance	(27)%	(27)%
Effective tax rate	-%	-%

The following is a summary of the deferred tax assets:

	Year Ended December 31,
	2021	2020
Net operating loss carryforwards	$3,418,000	$3,060,000
Valuation allowance	(3,418,000)	(3,060,000)
Net deferred tax asset	$-	$-

The Company has no tax provision for any period presented due to our history of operating losses. As of December 31, 2021, the Company had estimated net operating loss carry forwards of approximately $12,662,000 that may be available to reduce future years’ taxable income through 2032 subject to Section 382 limitations. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as management has determined that their realization is not likely to occur and accordingly, the Company has recorded a valuation allowance for the full value of the deferred tax asset relating to these tax loss carry-forwards. Additionally, the Company has not filed tax returns, therefore the potential realizability of this loss in future periods is indeterminable.

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

NOTE 14 – SUBSEQUENT EVENTS

On February 13, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VNUE Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MergerCo”), Stage It Corp., a Delaware corporation (“Stage It”), and the stockholders’ representative for Stage It, pursuant to which the Company will acquire Stage It for up to $10 million (the “Merger Consideration”), by merging MergerCo with and into Stage It, with Stage It continuing as the surviving entity and wholly-owned subsidiary of the Company (the “Merger”). Through the period ended March 17, 2022 the Company had spent approximately $1,414,000 in cash on the acquisition.

Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, at the closing of the Merger (the “Closing”), each of Stage It’s outstanding shares (including common and preferred shares) will be converted into the right to receive the applicable portion of the Merger Consideration. A portion of the Merger Consideration will be paid in cash and take the form of satisfying certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate of the Merger Agreement, and the other portion will be paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, will be held back for the purposes of satisfying certain contingent obligations of Stage It.

The Merger Agreement also allows for the issuance of earn out shares, not to exceed the overall Merger Consideration, provided that certain EBIDTA requirements are met over the course of 18 months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15c under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our principal executive officer and principal accounting officer concluded, as of December 31, 2021, due to weaknesses in our internal controls described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

1.	Lack of proper segregation of duties due to limited personnel.

2.	Lack of a formal review process that includes multiple levels of review.

3.	Lack of adequate policies and procedures for accounting for financial transactions.

4.	Lack of independent board member(s).

5.	Lack of independent audit committee.

Management is currently evaluating remediation plans for the above material weaknesses.

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by COSO.

BF Borgers CPA PC, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2021 pursuant to rules of the SEC.

Changes in Internal Control

During the year ended December 31, 2021, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of our officers and directors. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
M. Zach Bair	59	Chairman, Chief Executive Officer and Chief Accounting Officer
Anthony Cardenas	55	Director, Chief Financial Officer and Vice President of Artist Development
Louis Mann	70	Executive Vice President

M. Zach Bair, 59, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was Founder, President and Chief Executive Officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006 Mr. Bair was Founder, Chairman and Chief Executive Officer of Immediatek, Inc., a music technology company Mr. Bair took public in 2002. Mr. Bair is an accomplished audio and video producer, and has been a voting member of the Recording Academy (the Grammys™) since 2012. Mr. Bair has significant experience in implementing and commercializing an “instant media” business model. After selling the original DiscLive in 2006 as part of Immediatek, Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. Mr. Bair’s extensive experience in the instant media space led to the conclusion that he should serve as a director of VNUE.

Anthony Cardenas, 55, Director, Chief Creative Officer and Vice President of Artist Relations joined VNUE, Inc. in May, 2016. Prior to Mr. Cardenas’ role with our Company, he was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing. From January 2002 to January 2012, Mr. Cardenas was employed as the President and Co-Founder the by DiskFactory.com. Mr. Cardenas’ background makes him well qualified to serve as a director.

Significant Employees

Louis Mann, 70, the Company’s Executive Vice President, joined VNUE in September 2017. Prior to joining VNUE, Mr. Mann was the President of the Media Properties division of House of Blues International since June 1999. During his musical career, Mr. Mann was involved with the development of new artists such as Whitney Houston, The Alan Parsons Project, and Barry Manilow. He served as Senior Vice President and General Manager of Capital Records, Inc. from October 1988 to December 2002 where he was in charge of developing the strategic vision for the company. Mr. Mann also founded the Third Day Partnership, LLC.

James A. King (Jim), 59, Chief Technology Officer (CTO), joined VNUE in March, 2019. Prior to joining the VNUE team, Mr. King held numerous business leadership roles, technology and operations roles, and was involved in a number of start-up efforts. Over his 33 year career, he has worked for companies such as The McGraw-Hill Companies, Reed Elsevier, LexisNexis, United Business Media’s PRNewswire, Broadcast Music Incorporated, Brightpoint Mobile, Microsoft Corporation, and AT&T/NCR Corporation. Mr. King is also the CEO for Spoken Giants, LLC and Core Rights, LLC, and provides consulting services for companies such as Outsell, Inc, Capital Investment Partners, Inc., and others.

Jock Weaver, 63, is a Special Advisor to the Company and joined VNUE in December 2018. Mr. Weaver founded and serves as Chairman of Heritage Trust Company, a private equity firm that provides advisory services to growing businesses, and can efficiently access debt and equity capital. Mr. Weaver is the youngest person in history to list a company on the London Stock Exchange and the American Stock Exchange. He has over 35 years of business experience in mergers, acquisitions, and the development of growth companies at an international level. Mr. Weaver founded TBA Entertainment Company in February 1994, one of the nation’s larger live event companies. Mr. Weaver served as the President of Hard Rock Café International, an English public company from January 1986 to January 1989.

Jeff Zakim, 48, our Vice President of Business Development and Content Curation, joined VNUE, Inc. in October 2017. Prior to his employment with the Company, Mr. Zakim acted as a consultant from July 2015 to October 2017 for his own consultancy firm, Zakim Digital LLC. Prior to this, Mr. Zakim was employed with NAPC from September 2014 to July 2015. Mr. Zakim was employed by Eleven Seven Music Group, Inc. from January 2014 to August 2015 and Razor and Tie Enterprises, LLC from October 2012 to December 2013. From January 2011 to November 2011 Mr. Zakim was employed by Ruckus Media Group, LLC and from 2001 to November 2011 he was employed by EMI Music, Inc. Mr. Zakim has a Bachelor of Science degree in communications from Towson State University.

Term of Office

Our directors are appointed and shall hold office until his successor is elected and qualified, in accordance with our bylaws.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers..

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)		($)	($)	($)		($)	($)(3)	($)
Zach Bair, CEO(2)	2021		170,000							170,000
	2020		170,000	0	0	0	0	0	0	170,000

Louis Mann, EVP(1)(4)	2021		$60,000							60,000
	2020		$60,000	0	0	0	0	0	0	60,000

Anthony Cardenas	2021	$
	2020	$

(1)	Mr. Louis Mann, 68, Executive Vice President, joined VNUE, Inc. in September 2017.
(2)	$108,500 of Mr. Bair’s compensation was deferred as of December 31, 2020.
(3)	Represents the fair value of preferred stock awards granted in 2019.
(4)	$101,250 of Mr. Mann’s compensation was deferred as of December 31, 2020.

Equity Incentive Plan

The Company has a formal Stock Incentive Plan (the “Plan”), which was adopted on March 1, 2013, which was included as an exhibit with our Form 8-K filed April 11, 2013, and incorporated herein by reference. 15,000,000 shares of the Company’s common stock were reserved for awards in the Plan. No awards have been granted since the Plan’s adoption in March 2013.

Employment Agreements

None

Director Compensation

There is currently no agreement or arrangement to pay any of our directors for their services as our directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director has received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Outstanding Equity Awards at Fiscal Year-End

None

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Audit Committee

We do not have an audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions of what would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation of Directors

For the years ended December 31, 2021 and 2020, no members of our board of directors received compensation in their capacity as directors.

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

Shareholders	# of Shares		Percentage
Zach Bair, Chief Executive Officer	181,187,272	(1)	10.9%
Anthony Cardenas, Chief Creative Officer	27,000,000	(2)	1.6%
Louis Mann, Executive Vice President	89,921,491	(3)	5.4%
All directors and executive officers as a group	297,478,713	(4)	17.9%
Christopher Mann	8,185,886		.5%
Thomas Jackson Weaver III	105,000,000	(5)	8.7%

This table is based upon information derived from our stock records. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 1,462,294,289 shares of common stock outstanding as of April 15, 2022. The common shares outstanding include voting power of shares of Series A Preferred Stock owned by such officer or director. The Series A Preferred Stock vote on a 100:1 basis with common stockholders and convert on a 50:1 basis into common stock.

(1)	Includes 31,352,572 shares of common stock and the voting power of 1,498,347 Series A Preferred Stock which cast votes as 149,834,700 shares of common stock. The Series A Preferred Stock owned by Mr. Bair converts into 74,917,350 shares of common stock.
(2)	Includes 1,000,000 shares of common stock and voting power of 260,000 shares of Series A Preferred Stock which vote as 26,000,000 shares of common stock. The Series A Preferred Stock owned by Mr. Cardenas converts into 13,000,000 shares of common stock.
(3)	Includes 15,078,591 shares of common stock and the voting power of 748,000 shares of Series A Preferred Stock which vote as 74,842,900 shares of common stock. The Series A Preferred Stock owned by Mr. Louis Mann convert into 37,421,450 shares of common stock.
(4)	Includes all common stock held by such directors or officers as a group, as well as the voting power of all Series A Preferred Stock owned by such persons.
(5)	Includes the voting power of 1,050,000 shares of Series A Preferred Stock which vote as 105,000,000 shares of common stock. Mr. Weaver’s Series A Preferred Stock convert into 52,500,000 shares of common stock.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than described below or the transactions described under the heading “Executive Compensation,” there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On July 10, 2017, the Company entered into a Licensing Agreement with RockHouse Live Media Productions, Inc., DBA “DiscLive” or “DiscLive Network” (“DiscLive”) to formalize the terms of the Strategic Alliance entered into by the Company with DiscLive on July 21, 2016. VNUE has acquired an exclusive license from DiscLive, for a period of three years unless earlier terminated under the Agreement, for the use of all its assets, including but not limited to the DiscLive brand, website (including eCommerce platform), intellectual property, inventory, equipment, trade secrets and anything related to its business of “instant live” recording. Under the terms of the Agreement, DiscLive granted the Company a worldwide exclusive license. In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer, Zach Bair.

Revenues of $100,476 and $22,474 for the periods ended December 31, 2021 and 2020, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2021 and 2020 the fees would have amounted to $5,024 and $1,124 respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

Accrued Payroll to Officers and Advances from Officers

Accrued payroll due to two officers was $233,750 and $209,750 respectively, as of December 31, 2021, and December 31, 2020, respectively. The Zach Bair’s compensation is $170,000 per year.

During the year ended December 31, 2021, the Company’s CEO, Zach Bair, advanced $10,000 to the Company. This loan was made on an interest-free basis and is payable on demand. As of December 31, 2021, the Company had a balance of $10,000 due to its CEO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2021 and 2020 for professional services rendered by our independent registered public accounting firm

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit fees	$50,000	$48,000
Total	$50,000	$48,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2021 and 2020 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2021 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2021 and 2020 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

None

Exhibits

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger(7)
3.1	Articles of Incorporation(1)
3.2	Amendment to Articles of Incorporation(2)
3.3	Bylaws(2)
3.4	Certificate of Designation Series A Preferred Stock(5)
3.5	Certificate of Designation Series B Preferred Stock(6)
4.1	2012 Stock Incentive Plan(3)
4.2	Common Stock Purchase Warrant, dated January 3, 2022(6)
10.1**	License Agreement by and between VNUE, Inc. and RockHouse Media Productions, Inc., dated July 10, 2017(4)
10.2**	Experimental Joint Venture and Development Agreement by and between VNUE, Inc. and Music Reports, Inc., dated September 1, 2018
10.3**	Bill of Sale and Assignment and Assumption Agreement by and between VNUE, Inc. and MusicPlay Analytics, LLC (d/b/a Soundstr, LLC) dated April 23, 2018
10.4**	Promissory Note dated as of November 13, 2017 in the original principal Amount of $36,750 issued to GoLock Capital, LLC
10.5**	Promissory Note dated as of February 2, 2018 in the original principal Amount of $40,000 issued to GoLock Capital, LLC
10.6**	Promissory Note dated as of September 1, 2018 in the original principal Amount of $105,000 issued to GoLock Capital, LLC
10.7**	Promissory Note dated January 11, 2021 in the original principal amount of $50,000 issued to Jeffery Baggett
10.8**	Promissory Note dated February 16, 2021 in the original principal amount of $165,000 issued to GHS Investments, LLC
10.9**	Conversion and Cancellation of Debt Agreement by and between VNUE, Inc. and Jeffery Baggett, dated June 11, 2021
10.10**	Amendment to Original Secured Convertible Promissory Note issued to YLimit, LLC dated January 15, 2021
10.11**	Conversion and Cancellation of Debt Agreement by and between VNUE, Inc. and YLimit, LLC, dated May 17, 2021
10.12**	Form of Artist Agreement by and between VNUE, Inc. and Artist dated January 9, 2020
10.13**	Securities Purchase Agreement by and between VNUE, Inc. and GHS Investments, LLC, dated June 21, 2021
10.14	Securities Purchase Agreement by and between VNUE Inc. and GHS Investments, LLC, dated January 3, 2022(6)
21.1**	List of subsidiaries of VNUE, Inc.
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herein
**	Incorporated by reference to Registration Statement on Form S-1 filed June 23, 2021

(1)	Included as an exhibit with our Form SB-2 filed October 13, 2006.
(2)	Included as an exhibit with our Form 8-K filed February 1, 2011.
(3)	Included as an exhibit with our Form 8-K filed April 11, 2013.
(4)	Included as an exhibit with our Form 8-K filed on July 14, 2017.
(5)	Included as an exhibit with our Form 8-K filed on June 26, 2019.
(6)	Included as an exhibit with our Form 8-K filed on January 6, 2022.
(7)	Included as an exhibit with our Form 8-K filed on February 14, 2022.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VNUE, Inc.

Date: April 15, 2022

By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal	April 15, 2022
Zach Bair	Accounting Officer and Chairman

/s/ Anthony Cardenas	Director	April 15, 2022
Anthony Cardenas