Form 10-Q
period 2022-03-31
VNUE, Inc.
filed 2022-05-23
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of registrant’s common stock outstanding as of May 23, 2022 was 1,474,473,903.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$60,458	$36,958
Prepaid expenses	100,000	464,336
Total current assets	160,458	501,294
Fixed assets, net	35,002	-
Goodwill	10,400,000	-
Intangible Assets	2,491,667	-
Total assets	$13,087,127	$501,294

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	2,702,949	$923,781
Shares to be issued	1,192,290	247,707
Accrued payroll-officers	231,750	233,750
Advances from officer	10,000	10,000
Notes payable	1,142,542	869,157
Deferred revenue	857,326	74,225
Convertible notes payable, net	638,714	635,714
Purchase liability	7,979,984	300,000
Total current liabilities	14,755,555	3,294,334
Total liabilities	14,755,555	3,294,334

Commitments and Contingencies

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 4,250,579 and 4,250,579 issued and outstanding as of March 31, 2022 and December 31, 2021	425	425
Preferred B stock, par value $0.0001: 1,600 shares authorized; 1,535 and -0- issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, par value $0.0001, 2,000,000,000 shares authorized; and 1,459,256,460 and 1,411,799,497 shares issued and outstanding, as of March 31, 2022, and December 31, 2021, respectively	145,925	141,177
Additional paid-in capital	13,213,622	10,900,652
Accumulated deficit	(15,028,400)	(13,835,294)
Total stockholders’ deficit	(1,668,428)	(2,793,040)
Total Liabilities and Stockholders’ Deficit	$13,087,127	$501,294

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the three months
	March 31,
	2022	2021
Revenues - related party	$5,049	$2,261
Revenue, net	36,621	-
Total revenue	41,670	2,261
Direct costs of revenue	40,513	-
Gross margin (loss)	1,157	2,261
Operating expenses:
General and administrative expense	63,202	17,073
Payroll expenses	121,551	65,750
Professional fees	351,953	91,205
Amortization of intangible assets	108,333	-
Total operating expenses	645,039	174,028
Operating loss	(643,882)	(171,767)
Other income (expense), net
Change in fair value of derivative liability	-	2,344,234
Financing costs	(549,224)	(181,366)
Other income (expense), net	(549,224)	2,162,868
Net income (loss)	$(1,193,106)	$1,991,101

Net loss per common share - basic and diluted	$(0.00)	$0.00

Weighted average common shares outstanding:
Basic and diluted	1,415,312,830	1,211,495,162

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

	Preferred A		Preferred B		Par value $0.001		Additional
	Shares		Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2020	4,126,776	$413	-	$-	1,211,495,162	$121,149	$8,386,593	(16,755,676)	(8,247,521)

Beneficial conversion feature of convertible notes		-		-		-	111,765		111,765

Net income								1,991,101	1,991,101

Balance, March 31, 2021	4,126,776	$413	-	$-	1,211,495,162	$121,149	$8,498,358	$(14,764,575)	$(6,144,655)

	Preferred A		Preferred B		Par value $0.001		Additional
	Shares		Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance, January 1, 2022	4,250,579	$425	-	$-	1,411,779,497	$141,177	$10,900,652	$(13,835,294)	$(2,793,040)

Issuance of Preferred B Shares		-	1,500				1,500,000		1,500,000

Financing fee paid in Preferred B shares			35				42,000		42,000

Benefical conversion feature of Preferred B Stock	-						300,000		300,000

Shares issued for services					6,000,000	600	56,200		56,800

Acquisition shares issued for Stage It purchase					41,476,963	4,148	414,770		418,917

Net loss								(1,193,106)	(1,193,106)

Balance March 31, 2022	4,250,579	$425	1,535	$-	1,459,256,460	$145,925	$13,213,621	$(15,028,400)	$(1,668,428)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	(1,193,106)	$1,991,101
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	1,880	-
Amortization of intangible assets	108,333
Change in the fair value of derivatives	-	(2,344,233)
Beneficial conversion feature of Preferred B stock	300,000	-
Shares issued for financing costs	42,000	-
Shares issued for services	56,800	-
Amortization of debt discount	-	111,765
Changes in operating assets and liabilities
Prepaid expenses	364,336	-
Accounts payable and accrued interest	67,817	60,348
Deferred revenue	5,198	-
Accrued payroll officers	(2,000)	7,000
Net cash used in operating activities	(248,739)	(174,019)

Cash Flows From Investing Activities:
Acquisition of a business net of cash received	(977,761)	-
Net cash used in investing activities	(977,761)	-

Cash Flows From Financing Activities:
Payments on promissory note	(253,000)	-
Proceeds from the of Series B Preferred Stck	1,500,000	-
Proceeds from the issuance of convertible notes	3,000	227,000
Net cash provided by investing activities	1,250,000	227,000

Net Increase (Decrease) In Cash	23,500	52,981
Cash At The Beginning Of The Period	36,958	4,458
Cash At The End Of The Period	$60,458	$57,439

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued upon conversion of notes payable and accrued interest	-	-

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

The Company is developing technology-driven solutions for Artists, Venues, and Festivals to automate the capturing, publishing, and monetization of their content, as well as protection of their rights.

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

The Merger Agreement also allows for the issuance of earn-out shares, not to exceed the overall Merger Consideration, provided that certain EBIDTA requirements are met over the course of 18 months. See Note 5. for additional information

NOTE 2 – GONING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2022, the Company had cash on hand of $60,458, used cash in operations of $248,739, and had an accumulated deficit of $15,028,400 as of March 31, 2022. In addition, the Company had negative working capital of $14,595,097. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2022, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Consolidation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

The Company consolidates its results with its wholly-owned subsidiary, Stage It Corp.

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

Stage It receives revenue through a percentage of ticket sales and tipping. This show-based revenue creates a pool that is shared with the performing artist. Once a show is completed the revenue that has been created through tickets and tips is allocated. Typically, Stage It retains 20% of the revenue as an agent and the artist receives 80% of the revenue as the performer, however, there are occasions when the profit split has different ratios. Revenue is recognized once a show is complete and the performance obligation to the consumer has been met. Since Stage It acts as an agent, revenue is recorded on a net basis only on the 20% portion, less direct expenses such as broadcast costs, merchant processing fees, bank services charges, license fees and the cost of production.

The Company also recognizes revenue on the sale of CDs and USB drives that contain the recording of live concerts and are made available to concert attendees immediately after the show and online. Revenue is recognized on the sale of a product when our performance obligation is completed which is when the risk of loss transfers to our customers and the collection of the receivable is reasonably assured, which generally occurs when the product is purchased.

As of March 31, 2022 and December 31, 2021 deferred revenue amounted to $857,326 and $74,225, respectively.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates include the assumptions used for the determination of goodwill and intangible assets, the valuation allowance for the deferred tax asset and the accruals for potential liabilities. Actual results could differ from these estimates.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its common stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

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

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on March 31, 2022, because their impact was anti-dilutive. As of March 31, 2022, the Company had 149,489,159 outstanding warrants and 20,333,526 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

Property and Equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The threshold for depreciating office equipment is $200, and $1,000 for furniture and fixtures Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in the results of operations. The estimated useful lives of property and equipment are as follows:

Computers, software, and office equipment	3 years
Furniture and fixtures	7 years

As of March 31, 2022, the Company’s property, which consisted solely of computers, amounted to $35,002 and -0-, respectively. Depreciation expense for the three months ended March 31, 2022, and 2021, amounted to $1,880 and $-0-, respectively.

Goodwill and Intangible Assets

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Company’s acquisition is attributable to the value of the potential expanded market opportunity with new customers. Intangible assets have either an identifiable or indefinite useful life. Intangible assets with identifiable useful lives are amortized on a straight-line basis over their economic or legal life, whichever is shorter. The Company’s amortizable intangible assets consist primarily of customer relationships, trademarks, and product formulations. The useful life of these customer relationships is estimated to be three years.

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures, and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – PREPAID EXPENSE

As of March 31, 2022 and December 31, 2021, the balances in prepaid expenses was $100,000 and $464,336.

$100,000 of the prepaid expense in both periods relates to a January 9, 2020 agreement entered into by the Company with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4, 2020. This tour which has been delayed due to Covid-19 is expected to commence in summer of 2022.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $5,049 and $2,261 for the periods ended March 31, 2022, and 2021, respectively, were recorded using the assets licensed under this agreement. For the periods ended March 31, 2022, and 2021 the fees would have amounted to $252 and $113 respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

Accrued Payroll to Officers

Accrued payroll to two officers was $231,750 and $233,750 respectively, as of March 31, 2022, and December 31, 2021, respectively. The Chief Executive Officer’s compensation is $170,000 per year.

Advances from Officers/Stockholders

From time to time, officers/stockholders of the Company advance funds to the Company for working capital purposes. During the year ended December 31, 2021, the Company’s CEO advanced $10,000 to the Company on an interest-free basis. That amount remained outstanding as of March 31, 2022.

NOTE 6 – BUSINESS ACQUISITION

On February 13, 2022, VNUE, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VNUE Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MergerCo”), Stage It Corp., a Delaware corporation (“Stage It”), and the stockholders’ representative for Stage It, pursuant to which the Company will acquire Stage It for up to $10 million (the “Merger Consideration”), by merging MergerCo with and into Stage It, with Stage It continuing as the surviving entity and wholly owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, and subject to the terms and conditions set forth therein, at the closing of the Merger (the “Closing”), each of Stage It’s outstanding shares (including common and preferred shares) will be converted into the right to receive the applicable portion of the Merger Consideration. A portion of the Merger Consideration will be paid in cash and take the form of satisfying certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate of the Merger Agreement, and the other portion will be paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, will be held back to satisfy certain contingent obligations of Stage It.

The Merger Agreement also allows for the issuance of earn-out shares, not to exceed the overall Merger Consideration, provided that certain EBIDTA requirements are met over the course of 18 months.

On February 13, 2022, the Company, Stage It and the shareholders of Stage It entered into a voting agreement concerning the Merger.

On February 14, 2022, the Company completed the acquisition of Stage It. As a result of the Closing, Stage It became a wholly-owned subsidiary of the Company. For the acquisition, the Company will issue the initial 135,000,000 shares and pay certain amounts as detailed under Merger Consideration in the Merger Agreement. The price to be paid in cash and stock for the Earnout Shares and Holdback Shares are set forth in the Merger Agreement.

The Merger Agreement has been included to provide investors with information regarding its terms. The representations, warranties, and covenants contained in the Merger Agreement were made only for the purposes of the Merger Agreement, were made as of specific dates, were made solely for the benefit of the parties to the Merger Agreement, and may not have been intended to be statements of fact, but rather as a method of allocating risk and governing the contractual rights and relationships among the parties to the Merger Agreement. In addition, such representations, warranties, and covenants may have been qualified by certain disclosures not reflected in the text of the Merger Agreement and may apply standards of materiality and other qualifications and limitations in a way that is different from what may be viewed as material by the Company’s shareholders. None of the Company’s shareholders or any other third party should rely on the representations, warranties, and covenants, or any descriptions thereof, as characterizations of the actual state of facts or conditions of the Company, the Company, Merger Sub, or any of their respective subsidiaries or affiliates

For the acquisition of Stage It the following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired and liabilities assumed:

Consideration paid

Common stock issued, 41,476,963 shares of the Company’s restricted common stock valued at $0.0101 per share	$418,917
Common stock issuable, 93,523,037 shares of the Company’s restricted common stock valued at $0.0101 per share	944,583
Net liabilities assumed	2,871,066
Earnout liability	7,679,984
Cash paid	1,085,450
Fair value of total consideration paid	$13,000,000

Net assets acquired and liabilities assumed

Cash and cash equivalents	$107,689
Property	36,882
Total assets	144,571

Accounts payable and accrued liabilities	1,711,349
Notes payable	526,385
Deferred revenue	777,903
Total liabilities	$3,015,637

Net liabilities assumed	$2,871,066

The Company has allocated the fair value of the total consideration paid of $10,400,000 to goodwill and $2,600,000 to intangible assets with a life of three years. The value of goodwill represents Stage It’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on March 31, 2022. The Company’s accounting for the acquisition of Stage It is incomplete. Management is performing a valuation study to calculate the fair value of the acquired intangible assets, which it plans to complete within the one-year measurement period.

NOTE 7 – INTANGIBLE ASSETS

As of March 31, 2022, the balance of intangible assets was $2,491,677. During the year the three-month period ended March 31, 2022, the Company recorded $108,333 in amortization expense. As discussed in Note 6, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one-year measurement period. Amortization for the following fiscal years is estimated to be: 2022 - $650,000; 2023 - $866,666; and 2024 - $866,666, 2025 -$216,668.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts payable and accrued expense	2,298,240	$588,275
Accrued interest	259,179	189,527
Soundstr Obligation	145,529	145,259
Total accounts payable and accrued liabilities	2,702,948	$923,061

NOTE 9 – PURCHASE LIABILITY

The balance of the company’s Purchase Liability at March 31, 2022, and December 31, 2021 was $7,979,984 and $300,000, respectively.

Under the terms of the business acquisition of Stage It described in Note 6, during the three months ended March 31, 2022 the Company had a contingent Earnout Liability of $7,679,984 due to the shareholders of Stage It if Stage It operations achieve certain operating milestones. This liability will be subject to quarterly analysis.

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc. (the “Seller”), whereby the Company acquired the digital live music distribution platform “Set.fm” from PledgeMusic. The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000.

The purchase liability was payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign, and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. The Company has had no correspondence regarding this liability with Pledge Music who declared bankruptcy in 2019.

NOTE 10 – SHARES TO BE ISSUED

As of December 31, 2021 the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707 for past services provided and for an acquisition. During the three months ended March 31, 2022, pursuant to the acquisition of Stage It described throughout this Report, an additional 93,523,037 shares issuable to Stage It shareholders valued at $944,583 were added to the previous balance of shares to be issued.

NOTE 11 – NOTES PAYABLE

The balance of the Notes Payable outstanding as of March 31, 2022, and December 31, 2021, was $1,142,542 and $869,157, respectively. The balances as of December 31, 2021 were comprised of two notes amounting to $12,000 and an 8% note for $857,157 due to Ylimit payable on September 30, 2022. The two notes for $12,000 are past due an continue to accrue interest.

During the three months ended March 31, 2022, the Company added $273,385 in note liabilities pursuant to the Stage It acquisition. These notes currently are not accruing interest.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	March 31, 2022	December 31, 2021
Various Convertible Notes	$43,500	43,500
Golock Capital, LLC Convertible Notes (a)	339,011	339,011
Other Convertible Notes (b)	256,203	253,203
Total Convertible Notes	$638,714	635,714

(a)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of March 31, 2022 all of the Golock notes amounting to $339,011 were past due.

As a result Golock has assessed the Company additional penalties and interest of $1,172,782. The Company disagrees with the accrued interest and penalties due to Golock. Initially, the Company recorded this amount as a liability on its balance during the period ended March 31, 2021. Subsequent during the three month period ended September 30, 2021, the Company obtained a legal opinion supporting its position that these charges were egregious, and reversed the liability on its balance sheet The Company intends to litigate this amount as well as the validity of the principal and interest outstanding, if a settlement on a vastly reduced amount, cannot be reached.

(b)	During the year ended December 31, 2021, GHS Investments funded an 8%, $165,000 convertible promissory note maturing on November 16, 2021. This note is past due as of the date of this Report. The Company has continued accruing interest and no notice of default has been sent to the Company by GHS. The Company is currently negotiating with GHS to convert this loan to some form of Equity. The conversion price on the Note is fixed at $0.0171.

As of March 31, 2022, $73,204 of these notes due to one lender are past due. This lender is associated with Golock and the Company is disputing the validity of this note.

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

NOTE 14 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of March 31, 2022, and December 31, 2021, there were 1,459,256,460 and 1,411,799,497 shares of common stock issued and outstanding respectively.

Preferred Stock Series A

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

As of March 31, 2022 and 2021 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 shares of Series A Preferred Stock issued and outstanding.

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

As of March 31, 2022, and December 31, 2021, there were 4,250,579 shares of Series A Preferred issued and outstanding.

Preferred Stock Series B

On January 3, 2022, the Company authorized and designated a class of 1,600 shares, par value $0.0001, of Series B Convertible Preferred Stock (“Series B Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series 5 Designation”). It subsequently issued 1,535 restricted shares of Series B Preferred Stock to GHS Investments (“GHS”) in return for $1,500,000 (less $130,000 in fees) in financing provided to the Company.

Pursuant to the Series B Designation, each share of Series B Preferred Stock may be converted into $1,200 of common stock of the Company. In connection with the issuance of the Series B Preferred Stock, the Company recorded $42,000 in financing fees and a $300,000 expense for the beneficial conversion feature of Series B Preferred stock.

As of March 31, 2022 and December 31, 2021, there were 1,535 and -0- shares of Series B Preferred outstanding, respectively

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company issued 133,689,840 warrants, with a five year life, at a strike price of $0.01122.

A summary of warrants is as follows:

	Number of Warrants	Weighted Average Exercise
Balance outstanding, December 31, 2019	23,805,027	0.079
Balance outstanding, December 31, 2020	23,805,027	0.079
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, December 31, 2021	15,800,319	$0.0079

Warrants granted March 31, 2022	133,689,640	$0.01122
Balance outstanding and exercisable, March 31, 2022	149,489,959	$0.0109

Information relating to outstanding warrants on March 31, 2022, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on March 31, 2022 is 4.42 years. The outstanding and exercisable warrants outstanding on March 31, 2022, had no intrinsic value.

NOTE 15 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate the automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for nine (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of March 31, 2022, no net revenue was generated from the JV.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of March 31, 2022, the Company had not earned any revenue under this agreement.

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

NOTE 16 – SUBSEQUENT EVENTS

On April 19, 2022, the Company entered a Securities Purchase Agreement with GHS whereby GHS agreed to purchase, Two Hundred and Fifty Thousand Dollars ($250,000) of the Company’s Series B Convertible Preferred Stock in exchange for Two Hundred and Fifty (250) shares of Series B Convertible Preferred Stock.

The Company issued to GHS commitment shares of Ten (10) shares of Series B Convertible Preferred Stock and a warrant (the “Warrant”) to purchase the number of shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock (the “Warrant Shares”). The Company has agreed to register the shares of common stock issuable pursuant to the conversion of the Series B Convertible Preferred Stock and the Warrant Shares.

In connection with this issuance, the Company amended and restated its Certificate of Designation increasing the authorized Series B shares from 1,600 shares to 2,500 shares.

Additionally, subsequent to March 31, 2022 the Company issued 15,229,816 shares to shareholders of Stage It pursuant to the February 13, 2022 Merger Agreement between the Company and Stage It.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements in this quarterly report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also, look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business. Some forward-looking statements that we may use include, without limitation, those statements that relate to:

●	Competition and market acceptance of our product,

●	Other risks and uncertainties related to the music industry and our business strategy and the impact of the Covid-19 pandemic on our operations

●	Our ability to penetrate the market and continually innovate useful technologies,

●	Our ability to negotiate and enter into license agreements,

●	Our ability to raise capital,

●	Our ability to protect our intellectual property rights,

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

The Merger Agreement also allows for the issuance of earn-out shares, not to exceed the overall Merger Consideration, provided that certain EBIDTA requirements are met over the course of 18 months.

On February 14, 2022, the Company completed the acquisition of Stage It. As a result of the Closing, Stage It became a wholly-owned subsidiary of the Company. For the acquisition, the Company issued the initial 135,000,000 shares, paid certain amounts to Stage It vendors and will pay additional amounts as detailed under Merger Consideration in the Merger Agreement. The price to be paid in cash and stock for the Earnout Shares and Holdback Shares are set forth in the Merger Agreement.

With the addition of Stage It (Stage It.com), VNUE will have the ability to livestream concerts and other events, adding to the pool of other live music focused technology services. Stage It is an established platform where concerts or other live events may be ticketed (just like an in-person event), and fans who pay for tickets may enjoy a performance or other engagement by watching digital video as it occurs on their web browser. For example, an artist can create an event through the platform, and then, in advance, let their fans know they can purchase the ability to view the concerts on the Stage It platform. Fans then buy the ability to access these concerts, and at the designated time, the fan may then observe the live performance on Stage It.com. Though the period ended March 31, 2022 the Company has paid approximately $1,568,000 in purchase consideration and expenses related to the acquisition.

The transaction with Stage It is expected to bring hundreds of thousands of live music fans, and complementary technologies to our portfolio.

The results of operations include Stage It revenues and expenses for the period February 15, 2022 through March 31, 2022 compared to no revenues or expenses for the three month period ended March 31, 2022.

Comparison for the three months ended March 31, 2022, and 2021

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2022, and 2021, should be read in conjunction with our consolidated financial statements and related notes included in this report.

Revenues

In the three months ended March 31, 2022, we had revenue of $41,670 compared to $2,261 for the three months ended March 31, 2021, representing an increase of $39,409. The increase in revenue is primarily attributable to the inclusion of Stage It revenues in the three months ended March 31, 2022 compared to zero during the same period ended March 31, 2021.

We expect that our revenues will increase in future quarters as a result of the acquisition of Stage It, the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances, however, there can be no assurances.

Direct Costs of Revenues

In the three months ended March 31, 2022, we had direct costs of revenue of $40,513 compared to $-0- for the three months ended March 31, 2021, representing an increase of $40,513. The increase in costs are attributable to Stage It. We expect to generate positive gross margins from higher sales volumes in the future, although there can be no assurances.

Operating Expenses

In the three months ended March 31, 2022, we had operating expenses of $645,039 compared to $174,028 for the three months ended March 31, 2021, representing an increase of $471,011. The increase is primarily attributable to an increase of approximately $260,000 in professional fees related to the acquisition of Stage It, increased payroll expense of approximately $60,000, and $108,333 of non-cash amortization expense related to the amortization of intangible assets acquisition of Stage It

We expect that our operating expenses will increase in future quarters with our acquisition of Stage It, as we ramp up operations for live and virtual performances.

Other Income (Expenses), Net

We recorded other expense of $549,224 for the three months ended March 31, 2022, compared to other income of $2,162,868 for the three months ended March 31, 2021. The significant decrease in other income, net, during the 2022 period, was primarily attributable to a reduction of $2,344,234 in 2021 to the Company’s derivative liability (recorded as income) related to convertible notes compared to zero in the current period, as well as an increase in financing cost of 367,858 in the three month period ended March 31, 2022, compared to the same period in 2021.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss of $1,193,106 for the three months ended March 31, 2022, compared with net income of $1,991,101 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2022, the Company used cash in operations of $248,739 and as of March 31, 2022, had a stockholders’ deficit of $15,028,400 and negative working capital of $14,595,097. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 31, 2022, the Company had cash on hand of $60,458.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes.

As of the date of this quarterly report, the Company has been relying on issuances of its preferred stock and its equity line of credit with GHS Investments, LLC, described below, to fund its operations. All other financial commitments have been terminated and we are looking for new opportunities to fund the Company to supplement our preferred stock and credit line funding. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

On January 3, 2022 and on April 19, 2022, we executed Securities Purchase Agreements with GHS Investments, LLC whereby GHS Investments agreed to purchase, in tranches, shares of our Series B Convertible Preferred Stock. We have been able to raise $1,750,000 from the sale of 1,795 shares of Series B Convertible Preferred Stock with 100% warrant coverage.

On June 22, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with GHS Investments, LLC, a Nevada limited liability company, pursuant to which the Company will have the right in its sole discretion for a period of one year from the date of the SPA, to sell up to $8 million of Common Stock (subject to certain limitations) to GHS Investments. The transaction is considered an Equity Line of Credit (“ELOC”)

During 2021 the Company relied on its ELOC with GHS Investments to fund its operations. However, the ELOC credit is subject to certain limitations based on the trading price of the Company’s common stock, which may not enable the Company to continue to advance funds. Currently, the Company cannot advance any funds on its ELOC because the trading price of the Company’s common stock is too low.

Based on the current funds on hand we can fund our operations until June 2022.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 1 - Significant and Critical Accounting Policies and Practices in the Company’s Form 10-K for the period ended March 31, 2022 filed with the SEC on April 15, 2022.

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

Recent Accounting Pronouncements

See Note 2. of the Consolidated Financial Statement herein for management’s discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2022, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter that ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2022 and on April 19, 2022, we executed Securities Purchase Agreements with GHS Investments, LLC whereby GHS Investments agreed to purchase, in tranches, shares of our Series B Convertible Preferred Stock. We have been able to raise $1,750,000 (less financing fees of $130,000 from the sale of 1,795 shares of Series B Convertible Preferred Stock with 100% warrant coverage.

On February 14 2022, the Company completed the acquisition of Stage It. Under the terms of the acquisition the Company agreed to an initial share issuance of 135,000,000 shares of common stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2022.

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

Registrant	VNUE, Inc.

Date: May 23, 2022	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)