Form 10-Q
period 2022-06-30
VNUE, Inc.
filed 2022-08-19
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of registrant’s common stock outstanding as of August 19, 2022 was 1,485,233,626.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$31,659	$36,958
Prepaid expenses	100,000	464,336
Total current assets	131,659	501,294
Fixed assets, net	27,060	-
Goodwill	10,400,000	-
Intangible Assets	2,275,000	-
Total assets	$12,833,719	$501,294

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,742,490	$923,781
Shares to be issued	1,038,469	247,707
Accrued payroll-officers	243,250	233,750
Advances from officer	10,000	10,000
Dividends payable	82,984	-
Notes payable	1,145,542	869,157
Deferred revenue	851,730	74,225
Convertible notes payable, net	470,714	635,714
Purchase liability	7,979,984	300,000
Total current liabilities	14,565,164	3,294,334
Total liabilities	14,565,164	3,294,334

Commitments and Contingencies

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 4,250,579 and 4,250,579 issued and outstanding as of June 30, 2022 and December 31, 2021	425	425
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,091 and -0- issued and outstanding as of June 30, 2022, and December 31, 2021	-	-
Preferred C stock, par value $0.0001: 10,000 shares authorized; 3,000 and -0- issued and outstanding as of June 30, 2022, and December 31, 2021	-	-
Common stock, par value $0.0001, 2,000,000,000 shares authorized; and 1,474,486,186 and 1,411,799,497 shares issued and outstanding, as of June 30, 2022, and December 31, 2021, respectively	147,448	141,177
Additional paid-in capital	29,364,119	10,900,652
Accumulated deficit	(31,243,437)	(13,835,294)
Total stockholders’ deficit	(1,731,445)	(2,793,040)
Total Liabilities and Stockholders’ Deficit	$12,833,719	$501,294

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the six months
	June 30,		June 30,
	2022	2021	2022	2021
Revenues – related party	$1,440	$4,320	$6,489	$6,581
Revenue, net	91,581	-	128,202	-
Total revenue	93,021	4,320	134,691	6,581
Direct costs of revenue	112,213	66	152,726	66
Gross margin (loss)	(19,192)	4,254	(18,036)	6,515
Operating expenses:
Stock based compensation -related party	15,300,000	-	15,300,000	-
General and administrative expense	57,109	14,282	120,311	31,354
Payroll expenses	125,279	67,000	246,830	132,750
Professional fees	129,925	79,604	481,878	170,809
Amortization of intangible assets	216,667	-	325,000	-
Total operating expenses	15,828,980	160,886	16,474,019	334,913
Operating loss	(15,848,173)	(156,632)	(16,492,055)	(328,398)
Other income (expense), net
Change in fair value of derivative liability	-	812,349	-	3,156,582
Other income	-	1,172,782	-	1,172,782.00
Loss on the extinguishment of debt	(154,200)	(80,227)	(154,200)	(80,227)
Financing costs	(160,749)	(24,169)	(678,905)	(205,535)
Other income (expense), net	(314,949)	1,880,735	(833,105)	4,043,602
Net income (loss)	$(16,163,122)	$1,724,103	(17,325,160)	$3,715,204
Preferred B Stock dividends	(51,915)	-	(82,984)	-
Net income (loss) available to common shareholders	$(16,215,037)	$1,724,103	(17,408,143)	$3,715,204

Net income (loss) per common share - basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic and diluted	1,470,664,691	1,243,610,132	1,443,141,667	1,227,641,362

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

(UNAUDITED) CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

							Par value $0.001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2020	4,126,776	$413	-	$-	-	$-	1,211,495,162	$121,149	$8,386,593	(16,755,676)	(8,247,521)

Beneficial conversion feature of convertible notes									111,765		111,765

Net income		-		-		-		-		1,991,101	1,991,101

Balance, March 31, 2021	4,126,776	$413	-	$-	-	$-	1,211,495,162	$121,149	$8,498,358	$(14,764,575)	$(6,144,656)

Shares issued upon conversion of convertible notes payable	123,803	12					75,195,174	7,520	1,273,991		1,281,523

Net income				-		-				1,724,104	1,724,104

Balance, June 30, 2021	4,250,579	$425	-	$-	-	$-	1,286,690,336	$128,669	$9,772,348	$(13,040,472)	$(3,139,030)

							Par value $0.001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2021	4,250,579	$425	-	$-	-	$-	1,411,779,497	$141,177	$10,900,652	$(13,835,294)	$(2,793,040)

Issuance of Preferred B Shares for cash			1,500						1,500,000		1,500,000

Financing fee paid in Preferred B shares			35						42,000		42,000

Series B dividends										(31,068)	(31,068)

Beneficial conversion feature of Preferred B shares									300,000		300,000

Shares issued for services							6,000,000	600	56,200		56,800

Acquisition shares issued for Stage It purchase							41,476,963	4,148	414,770		418,917

Net loss		-				-				(1,162,038)	(1,162,038)

Balance March 31, 2022	4,250,579	$425	1,535	$-	-	$-	1,459,256,460	$145,925	$13,213,621	$(15,028,400)	$(1,668,428)

Issuance of Preferred B Shares for cash			280						280,000		280,000

Financing fee paid in Preferred B shares			10						12,000		12,000

Series B dividends										(51,915)	(51,915)

Beneficial conversion feature of Preferred B shares									87,000		87,000

Conversion of debt to Preferred B shares			266						319,200		319,200

Issuance of Preferred C shares to related parties					3,000				15,300,000		15,300,000

Acquisition shares issued for Stage It purchase							15,229,726	1,523	152,297		153,820

Net loss		-								(16,163,122)	(16,163,122)

Balance June 30, 2022	4,250,579	$425	2,091	$-	3,000	$-	1,474,486,186	$147,448	$29,364,118	$(31,243,437)	$(1,731,445)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(17,325,160)	$3,715,204
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	9,822	-
Amortization of intangible assets	325,000
Change in the fair value of derivatives	-	(3,156,582)
Loss on the extinguishment of debt	154,200	80,227
Beneficial conversion feature of Preferred B stock	387,000	-
Issuance of Preferred C voting stock	15,300,000	-
Shares issued for financing costs	54,000	-
Shares issued for services	56,800	-
Amortization of debt discount	-	111,765
Changes in operating assets and liabilities
Prepaid expenses	364,336	-
Accounts payable and accrued interest	107,361	(1,113,564)
Deferred revenue	(398)	-
Accrued payroll officers	9,500	28,500
Net cash used in operating activities	(557,538)	(334,450)

Cash Flows From Investing Activities:
Acquisition of a business net of cash received	(977,761)	-
Net cash used in investing activities	(977,761)	-

Cash Flows From Financing Activities:
Payments on promissory note	(253,000)	-
Proceeds from the of Series B Preferred Stock	1,780,000	-
Proceeds from the issuance of convertible notes	3,000	334,000
Net cash provided by investing activities	1,530,000	334,000

Net Increase (Decrease) In Cash	(5,299)	(450)
Cash At The Beginning Of The Period	36,958	4,458
Cash At The End Of The Period	$31,659	$4,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued upon conversion of debt and accrued interest	$-	$1,281,523
Common shares issued for the Stage It acquisition	$572,738	$-
Issuance of Preferred C voting shares	$15,300,000	$-
Preferred B shares issued upon the conversion of debt and accrued interest	$176,410	$-

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

The Merger Agreement also allows for the issuance of earn-out shares, not to exceed the overall Merger Consideration, provided that certain EBIDTA requirements are met over the course of 18 months. See Note 5. for additional information

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements as of June 30, 2022, the Company had $31,659 in cash on hand, had negative working capital of $14,433,505 and had an accumulated deficit of $31,243,437. Additionally for the six months ended June 30, 2022, the Company used $557,538 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2022, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2022 and December 31, 2021 deferred revenue amounted to $851,730 and $74,225, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of June 30, 2022 and December 31, 2021

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on June 30, 2022, because their impact was anti-dilutive. As of June 30, 2022, the Company had 231,267,937 outstanding warrants and 10,325,196 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

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

As of June 30, 2022, the Company’s property, which consisted solely of computers, amounted to $27,060 and -0-, respectively. Depreciation expense for the six months ended June 30, 2022, and 2021, amounted to $1,880 and $9,822 respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material effect on the Company’s financial statements and financial statement disclosures.

NOTE 4 – PREPAID EXPENSE

As of June 30, 2022 and December 31, 2021, the balances in prepaid expenses was $100,000 and $464,336.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $6,489 and $6,581 for the periods ended June 30, 2022, and 2021, respectively, were recorded using the assets licensed under this agreement. For the periods ended June 30, 2022, and 2021 the fees would have amounted to $324 and $329, respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

Accrued Payroll to Officers

Accrued payroll to two officers was $243,250 and $233,750 respectively, as of June 30, 2022, and December 31, 2021, respectively. The Chief Executive Officer’s compensation is $170,000 per year.

Advances from Officers/Stockholders

From time to time, officers/stockholders of the Company advance funds to the Company for working capital purposes. During the year ended December 31, 2021, the Company’s CEO advanced $10,000 to the Company on an interest-free basis. That amount remained outstanding as of June 30, 2022.

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

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2022, the balance of intangible assets was $2,275,000. During the year the three-month period ended June 30, 2022, the Company recorded $108,333 in amortization expense. As discussed in Note 6, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one-year measurement period. Remaining amortization as of June 30, 2022 for the following fiscal years is: 2022 - $325,000; 2023 - $866,666; and 2024 - $866,666, 2025 -$216,668.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Accounts payable and accrued expense	$2,354,097	$588,275
Accrued interest	242,864	189,527
Soundstr Obligation	145,529	145,259
Total accounts payable and accrued liabilities	$2,742,490	$923,061

NOTE 9 – PURCHASE LIABILITY

The balance of the company’s Purchase Liability at June 30, 2022, and December 31, 2021 was $7,979,984 and $300,000, respectively.

Under the terms of the business acquisition of Stage It described in Note 6, during the three months ended June 30, 2022 the Company had a contingent Earnout Liability of $7,679,984 due to the shareholders of Stage It if Stage It operations achieve certain operating milestones. This liability will be subject to quarterly analysis.

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

NOTE 10 – SHARES TO BE ISSUED

As of June 30, 2022 and December 31, 2021 the balances of shares to be issued were $1,038,469 and $247,707. The balance as of June 30, 2022 is comprised of the following

●	As of December 31, 2021 the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707 for past services provided and for an acquisition in previous years.

●	During the six months ended June 30, 2022, pursuant to the acquisition of Stage It described throughout this Report, an additional 78,293,311 shares remain issuable to Stage It shareholders valued at $790,762.

NOTE 11 – NOTES PAYABLE

The balance of the Notes Payable outstanding as of June 30, 2022, and December 31, 2021, was $1,142,542 and $869,157, respectively. The balances as of December 31, 2021 were comprised of two notes amounting to $12,000 and an 8% note for $857,157 due to Ylimit payable on September 30, 2022. The two notes for $12,000 are past due an continue to accrue interest.

During the six months ended June 30, 2022, the Company added $273,385 in note liabilities pursuant to the Stage It acquisition. These notes currently are not accruing interest.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	June 30, 2022	December 31, 2021
Various Convertible Notes	$43,500	43,500
Golock Capital, LLC Convertible Notes (a)	339,011	339,011
Other Convertible Notes (b)	88,203	253,203
Total Convertible Notes	$470,714	635,714

(a)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of June 30, 2022 all of the Golock notes amounting to $339,011 were past due.

As a result Golock has assessed the Company additional penalties and interest of $1,172,782. The Company disagrees with the accrued interest and penalties due to Golock. Initially, the Company recorded this amount as a liability on its balance during the period ended 2021. Subsequent during the three month period ended September 30, 2021, the Company obtained a legal opinion supporting its position that these charges were egregious, and reversed the liability on its balance sheet The Company intends to litigate this amount as well as the validity of the principal and interest outstanding, if a settlement on a vastly reduced amount, cannot be reached.

(b)

During the year ended December 31, 2021, GHS Investments funded an 8%, $165,000 convertible promissory note maturing on November 16, 2021. This note was converted to equity during the three months ended June 30, 2022. As of June 30, 2022, $73,204 of these notes due to one lender are past due. This lender is associated with Golock and the Company is disputing the validity of this note.

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

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of June 30, 2022, and December 31, 2021, there were 1,474,486,186 and 1,411,799,497 shares of common stock issued and outstanding respectively.

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

As of June 30, 2022 and 2021 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 shares of Series A Preferred Stock issued and outstanding.

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

As of June 30, 2022, and December 31, 2021, there were 4,250,579 shares of Series A Preferred issued and outstanding.

Preferred Stock Series B

On January 3, 2022, the Company authorized and designated a class of 1,600 shares, par value $0.0001 of Series B Convertible Preferred Stock (“Series B Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series 5 Designation”).

During the three months ended March 31, 2022 the Company issued 1,535 restricted shares of Series B Preferred Stock to GHS Investments (“GHS”) in return for $1,500,000 (less $130,000 in fees) in financing provided to the Company.

Pursuant to the Series B Designation, each share of Series B Preferred Stock may be converted into $1,200 of common stock of the Company. In connection with the issuance of the Series B Preferred Stock, the Company recorded $42,000 in financing fees and a $300,000 expense for the beneficial conversion feature of Series B Preferred stock.

During the three months ended June 30, 2022 the Company issued an additional 556 Series B Preferred Shares. 280 of these shares were issued for gross cash proceeds of $280,000. 10 of these shares were issued as a commitment fee, and 266 of these shares were issued to retire debt. In connection with these issuances the Company recorded $12,000 in financing fees, a beneficial conversion feature of $87,000 and a loss of $154,200 on the retirement of debt.

As of June 30, 2022, and December 31, 2021, there were 2,091 and -0- shares of Series B Preferred outstanding, respectively.

Preferred Stock Series C

On May 25, 2022 the Company authorized and designated a class of 10,000 shares of Series C Preferred Stock, par value $0.0001. The holders of the Series C Preferred Stock shall have the right to cast one million (1,000,000) votes for each share held of record on all matters submitted to a vote of holders of the Company’s common stock. On the same date, the Company issued to each of Zach Bair, CEO & Chairman, Anthony Cardenas, CCO and Director, and Lou Mann, EVP and Director, 1,000 shares of this newly created Series C Preferred Stock for services rendered. These share which represented 3,000,000,000 (billion) votes was value at the trading price of the Company’s securities of $0.0051 on the date of Board of Director approval. As a result the Company recorded a non-cash charge of $15,300,000 on its Statement of Operation for the three months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, there were 3,000 and -0- shares of Series C Preferred Stock outstanding.

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company issued 133,689,840 warrants, with a five year life, at a strike price of $0.01122.

A summary of warrants is as follows:

	Number of Warrants	Weighted Average Exercise
Balance outstanding, December 31, 2020	23,805,027
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, December 31, 2021	15,800,319	$0.00475
Warrants granted during the six months ended June 30, 2022	215,467,618	$0.00885	(a)
Balance outstanding and exercisable, June 30, 2022	231,267,937

(a)	The strike price is subject to adjustment based on the market price of the company’s stock price

Information relating to outstanding warrants on June 30, 2022, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on June 30, 2022 is approximately 4.39 years. The outstanding and exercisable warrants outstanding on June 30, 2022, had no intrinsic value.

NOTE 14 – COMMITMENT AND CONTINGENCIES

Joint Venture Agreement – Music Reports, Inc.

On September 1, 2018, the Company entered into an initial joint venture (“JV”) agreement with Music Reports, Inc., (“MRI”). Music Reports (musicreports.com) will initially partner with VNUE to provide Performing Rights Organization (PRO) data to VNUE’s Soundstr MRT (music recognition technology) platform through its extensive Songdex database, and will eventually work with VNUE to integrate the automated direct licensing capability and royalty payment and distribution into the Soundstr platform. The initial term of the JV is for nine (6) months and requires the Company to Pay MRI fifty percent (50%) of net revenue every quarter. As of June 30, 2022, no net revenue was generated from the JV.

Artist Agreement

On October 27, 2015, the Company entered into an Artist Agreement with I Break Horses, a Swedish duo based in Stockholm. The Artist Agreement is effective October 27, 2015, and has a term lasting as long as I Break Horses artist recordings are available via the VNUE Service. Under the terms of the Artist Agreement, the Company shall handle rights clearing and distribution for I Break Horses recordings and receive 30% of the Net Income generated thereby. As of June 30, 2022, the Company had not earned any revenue under this agreement.

Litigation

Legal Matters

DBW Investments, LLC et al

As disclosed in greater detail in the Company’s Form 10-Q, filed May 23, 2022, the Company remains in active litigation with DBW Investments, LLC (“DBW”) and Golock Capital, LLC (“Golock”). The remainder of this disclosure will address all material updates since the aforementioned Form 10-Q.

On May 6, 2022, the Company filed a motion for leave to amend its answer, affirmative defenses, and counterclaims. As of the date hereof, the Company’s motion is fully submitted to the Court, but no decision has been made.

On August 17, 2022, the Company was informed that the case was reassigned from Judge Vernon S. Broderick to Judge Denise L. Cote.

The Company remains committed to vigorously defending itself against DBW and Golock

LG Capital, LLC et al

On June 15, 2022, the Company commenced an action against LG Capital, LLC (“LG Capital”), Joseph Lerman (“Lerman”), Boruch Greenberg (“Greenberg”), and Daniel Gellman (“Gellman”) (LG, Lerman, Greenberg, and Gellman, together, the “LG Defendants”) in the U.S. District Court for the Eastern District of New York.

The Company’s complaint alleges that: (i) LG is an unregistered dealer acting in contravention of federal securities laws and, thus, the Company is entitled to rescission—pursuant to Section 29(b) of the Securities Exchange Act of 1934—of all unlawful securities transactions by and between the Company and LG, including the Convertible Promissory Note, dated October 23, 2018 (the “Note”), the Securities Purchase Agreement, dated October 23, 2018 (“SPA”), and all conversions made pursuant to the Note (“Conversions”); (ii) Lerman, Greenberg, and Gellman are liable to the Company as control persons of LG Capital for its violations of federal securities laws; (iii) LG Capital is a RICO enterprise, that Lerman, Greenberg, and Gellman are RICO culpable persons who controlled LG Capital, and the LG Defendants violated RICO by engaging in unlawful debt collection through the Note and Conversions; (iv) Lerman, Greenberg, and Gellman conspired to violate RICO through unlawful debt collection; (v) the LG Defendants have been unjustly enriched at the expense of the Company through the Note, SPA, and Conversions; and (vi) a constructive trust be imposed against the LG Defendants.

The LG Defendants are obligated to answer or otherwise respond to the Company’s complaint on or before August 30, 2022.

The Company remains committed to vigorously asserting its legal claims against the LG Defendants.

NOTE 15 – SUBSEQUENT EVENTS

On July 14, 2022, the Company issued 1,772,076 shares related to the Stage IT transaction. Additionally the Company raised net proceeds of $20,851 from the sale of 8,987,647 shares to GHS Investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements in this quarterly report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also, look for discussions of strategy that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business. Some forward-looking statements that we may use include, without limitation, those statements that relate to:

●	Competition and market acceptance of our product,

●	Other risks and uncertainties related to the music industry and our business strategy and the impact of the Covid-19 pandemic on our operations,

●	Our ability to penetrate the market and continually innovate useful technologies,

●	Our ability to negotiate and enter into license agreements,

●	Our ability to raise capital, and

●	Our ability to protect our intellectual property rights.

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

Overview

Our Business

We are a music technology company that utilizes our platforms to record live concerts and then sell the content to consumers. We make content we record available to the set.fm platform, as well as our website, immediately after the show is finished. Our technology helps artists and record labels generate alternative income from the recorded content. We also offer high end collectible products such as CDs, USB drives and laminates, which feature our fully mixed and mastered live concert content.

Until the acquisition of Stage It, described below, we had two products:

●	Set.fm™ / DiscLive Network™ - Our consumer app platform allows customers to download and purchase, via their individual mobile device, the concert they just attended. There are also physical collectible products which are recorded and sold at shows as well as online through the Company’s exclusive partner DiscLive Network™. The app itself is free to download, and allows for in app purchases regarding the content. (Currently, this is the only platform that generates any revenue for the Company.)

●	Soundstr™ - a comprehensive music identification and rights management Cloud platform that we are developing, when fully deployed, can accurately track and audit public performances of music, creating a more transparent ecosystem for general music licensing and associated royalty payments, which will help ensure the correct stakeholders are compensated through the use of our “big data” collection.

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

On February 13, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with VNUE Acquisition Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“MergerCo”), Stage It Corp., a Delaware corporation (“Stage It”), and the stockholders’ representative for Stage It, pursuant to which the Company agreed to acquire Stage It for $10 million (the “Merger Consideration”), by merging MergerCo with and into Stage It, with Stage It continuing as the surviving entity and wholly owned subsidiary of the Company (the “Merger”).

Pursuant to the Merger Agreement, each of Stage It’s outstanding shares (including common and preferred shares) will be converted into the right to receive the applicable portion of the Merger Consideration. A portion of the Merger Consideration will be paid in cash and take the form of satisfying certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate to the Merger Agreement, and the other portion will be paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, will be held back for the purposes of satisfying certain contingent obligations of Stage It. Though the period ended March 31,, 2022 the Company has paid approximately $1,568,000 in purchase consideration and expenses related to the acquisition.

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

Recent Developments

In late July, we announced that the Company is launching an aggressive campaign to deploy its Soundstr Music Recognition Technology in every bar, restaurant and hotel in Key West, FL, and has brought on local resources to have “boots on the ground” for the rollout.

Key West is one of the most sought-after vacation spots in the world, attracting around five million tourists per year by planes, boats (including cruise ships), and automobiles. It also boasts a large number of businesses that utilize music. In fact, the famed Duval Street is lined with no less than 143 bars – in less than two miles.

Interested businesses may receive the Soundstr Pulse devices for no cost whatsoever. Additionally, in the next several months, VNUE will be offering both playlist functionality – meaning clients will be able to play fully licensed music directly from Soundstr – as well as the ability to opt-in for advertising, which will help to offset licensing costs that businesses pay. One of the strongest points about Soundstr Pulse is that it does have high quality audio output capabilities (for use with advertising and for playlists), as well as Bluetooth beacon technology that will be leveraged for non-invasive advertising.

Also in late July, we announced the Company is partnering with Key West’s Barefoot Radio 104.9 and RockHouse Live Key West, in collaboration on a new music show centered around local artists and those artists who pass through the exotic and beautiful island on tour.

Live and Local at RockHouse Live Key West™ will air every Thursday night, starting September 1, 2022, from 8PM to 10PM, 100% live from RockHouse Live Key West’s exclusive Rock Room.

In addition to being carried on terrestrial radio by Barefoot 104.9, the show will also air on VNUE’s online and app-based radio station, VNUE Radio, and it will be professionally livestreamed on VNUE’s StageIt.com platform, both of which reach a global audience, and the latter with over a million subscribers. And it will also air on select screens at each of the other RockHouse Live locations, in Clearwater Beach, Oxford, MS, and Memphis, TN.

Two musical artists, which will range from solo artists to full bands, will be featured every week, and will each be interviewed on-site in the RockHouse Live Rock Room, in front of a live audience. Each artist will also take the stage, and during their performance, the radio station will play recordings by each of the featured artists, as well as other local artists who have submitted material for consideration.

Results of Operations for the three and six months ended June 30, 2022, and 2021

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2022, and 2021, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

Revenues

In the six months ended June 30, 2022, we had revenue of $134,691 compared to $6,581 for the six months ended June 30, 2021, representing an increase of $128,110. For the three months compared for each year, it represented an increase of $88,701. The increase in revenue is primarily attributable to the inclusion of Stage It revenues in the three and six months ended June 30, 2022 compared to zero during the same periods ended June 30, 2021.

We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances, however, there can be no assurances.

Direct Costs of Revenues

In the six months ended June 30, 2022, we had direct costs of revenue of $152,726 compared to $66 for the six months ended June 30, 2021, representing an increase of $152,660. For the three months compared for each year, it represented an increase of $112,147.

The increase in costs is attributable to Stage It. We expect to generate positive gross margins from higher sales volumes in the future, although there can be no assurances.

Operating Expenses

We incurred operating expenses in the amount of $16,474,019 for the six months ended June 30, 2022, as compared with $334,913 for the same period ended June 30, 2021, primarily as a result of $15,300,000 representing the fair market value of the Series C Preferred Stock voting stock received as compensation by our management. We do not expense to have this expense in future quarters.

The balance of our operating expenses for all periods consisted of the following for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
General and administrative expenses	$120,311	$31,354
Payroll expenses	$246,830	$132,750
Professional Fees	$481,878	$170,809
Amortization of intangible assets	$325,000	$—

The increase of $88,957 in our general and administrative expenses for the six months ended June 30, 2022 versus the same period ended 2021 is largely the result of the inclusion of Stage It expenses in 2022 compared to $-0- in the prior year. We expect our general and administrative expenses to increase in future quarters with our reporting obligations with the SEC and the increased expenses associated with increased activity with StageIt operations, which is expected for the balance of the year.

The increase of $114,080 in our payroll expenses for the six months ended June 30, 2022 versus the same period ended 2021 is largely the result salaries, wages, benefits and other human resource related costs due to the acquisition of StageIt and the team to support additional growth.

We expect that our payroll will increase in future quarters as we take on more operations that require most human resources.

The increase of $311,069 in our professional fees for the six months ended June 30, 2022 versus the same period ended 2021 is largely the result of the added cost of legal and accounting compliance in connection with the merger with StageIt and the increased costs associated with our newly acquired subsidiary.

We recorded amortization and intangible expense of $325,000 for the six months ended June 30, 2022 with none in the same period ended June 30, 2021 as a result of the acquisition of Stage It.

Other Income / Expenses, Net

We recorded other expense of $833,105 for the six months ended June 30, 2022, compared to other income of $4,043,602 for the six months ended June 30, 2021. Our other expenses in the 2022 period was mainly attributable to financing costs and a loss on the extinguishment of debt. Our other income in the 2021 period was mainly attributable to a change in the fair market value of a derivative liability and from other income.

We expect to incur other expenses in future quarters as a result of financing transactions.

Net Income (Loss)

As a result of the foregoing we recorded a net loss available to common shareholders of $17,408,143 for the six months ended June 30, 2022, compared with net income available to common shareholders of $3,715,204 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2022, the Company used cash in operations of $557,538, and as of June 30, 2022, had a stockholders’ deficit of $31,243,437 and negative working capital of $ 14,433,505. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 30, 2022, the Company had cash on hand of $31,659, as compared with cash on hand of $36,958 as of December 31, 2021.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes.

More recently, the Company has been relying on issuances of its preferred stock and its equity line of credit with GHS Investments, LLC (“GHS”), described below, to fund its operations. All other financial commitments have been terminated and we are looking for new opportunities to fund the Company to supplement our preferred stock and credit line funding. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

On January 3, 2022 and on April 19, 2022, the Company executed Securities Purchase Agreements with GHS whereby GHS agreed to purchase, in tranches, shares of our Series B Convertible Preferred Stock. The Company been able to raise $1,750,000 from the sale of 1,795 shares of Series B Convertible Preferred Stock with 100% warrant coverage.

On June 3, 2022, the Company entered into an Exchange Agreement with GHS, whereby GHS agreed to purchase 266 shares of the Company’s Series B Convertible Preferred Stock in exchange for retiring two convertible promissory notes held in our Company with principal and accrued but unpaid interest of $267,194. This reduced the debt in our Company by the same amount.

On June 29, 2022, the Company entered a Securities Purchase Agreement with GHS Investments, LLC (“GHS”) dated June 22, 2022, whereby GHS agreed to purchase, $30,000 of the Company’s Series B Convertible Preferred Stock in exchange for 32 shares of Series B Convertible Preferred Stock with 100% warrant coverage.

The Company has agreed to register the shares of common stock underlying the 2,093 shares of Series B Preferred Stock and 203,467,618 shares of common stock underlying warrants. GHS has agreed to a one time waiver of the registration requirement for these shares of common stock, provided that we increase our authorized common stock and register the common shares at a later date when enough authorized stock is available for such purpose.

On August 8, 2022, we filed an amendment to our Articles of Incorporation to increase our authorized shares of common stock from 2,000,000,000 to 4,000,000,000 shares with par value remaining at $0.0001 per share. There was no change to the number of our authorized preferred stock.

We filed the amendment, after approval of our board and shareholders, to reserve sufficient shares of our common stock for issuance upon conversion or exercise of our outstanding debt and equity securities and to provide us with greater flexibility for future financings and potential acquisitions. As a result of the amendment, we are now able to supply shares of common stock to update our reserve commitments and we are now able to utilize the equity line that we recently entered into with GHS.

Also on June 6, 2022, the Company entered into an Equity Financing Agreement (“Financing Agreement”) and Registration Rights Agreement (“Registration Agreement”) with GHS. Under the terms of the Financing Agreement, GHS agreed to provide the Company with up to $10,000,000 upon effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission.

Following effectiveness of the registration statement, the Company shall have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of the Company’s common stock based on the investment amount specified in each put notice. The maximum amount that the Company shall be entitled to put to GHS in each put notice shall not exceed two hundred percent (200%) of the average daily trading dollar volume of the Company’s Common Stock during the ten (10) trading days preceding the put, in an amount equaling less than ten thousand dollars ($10,000) or greater than five hundred thousand dollars ($500,000). Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and the Company may not put shares of the Company’s common stock to GHS that would result in GHS’s beneficial ownership equaling more than 4.99% of the Company’s outstanding Common Stock. The price of each put share shall be equal to eighty percent (80%) of the Market Price (as defined in the Financing Agreement). Following an up-list to the NASDAQ or an equivalent national exchange by the Company, the Purchase price shall mean ninety percent (90%) of the Market Price, subject to a floor of $.0001 per share. Puts may be delivered by the Company to GHS until the earlier of twenty-four (24) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $10,000,000 worth of common stock under the terms of the Equity Financing Agreement.

Additionally, concurrently with the execution of definitive agreements, the Company has issued to GHS 29,069,768 commitment shares that were not issued prior by the Company, but have now been issued that the amendment to increase the Company’s authorized common stock has been filed.

The Registration Agreement provides that the Company shall (i) use its best efforts to file with the Commission the Registration Statement within 30 days of the date of the registration rights Agreement; and (ii) have the registration statement declared effective by the Commission within 30 days after the date the registration statement is filed with the Commission, but in no event more than 90 days after the Registration Statement is filed.

The Company has filed the registration statement as required by the Registration Agreement.

During the three months ended June 30, 2022, the Company did not utilize equity line of credit and currently does not have enough cash on hand to operate longer than the next two months unless it is able to utilize its Financing Agreement.

Notwithstanding, given the volume limitations imposed by the Financing Agreement, where we may not put shares over 200% of the Company’s average trading volume, with a maximum amount of $500,000 per put, the Company is currently looking for other opportunities to fund the Company to supplement its credit line. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 1 - Significant and Critical Accounting Policies and Practices in the Company’s Form 10-K for the period ended December 31, 2021 filed with the SEC on April 15, 2022.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see section titled “Liquidity and Capital Resources” above for unregistered sales of equity issuances.

In August 2022, the Company issued 29,069,768 shares of common stock to GHS under the Financing Agreement as commitment shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2022.

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

Registrant	VNUE, Inc.

Date: August 19, 2022	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)