Form 10-Q
period 2022-09-30
VNUE, Inc.
filed 2022-11-18
CIK 1376804

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of registrant’s common stock outstanding as of November 17, 2022 was 1,600,903,121.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash	$112,193	$36,958
Prepaid expenses	100,000	464,336
Total current assets	212,193	501,294
Fixed assets, net	18,097	-
Goodwill	10,400,000	-
Intangible Assets	2,058,333	-
Total assets	$12,688,623	$501,294

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,855,585	$923,781
Shares to be issued	1,020,571	247,707
Accrued payroll-officers	259,250	233,750
Advances from officer	10,000	10,000
Dividends payable	145,103	-
Notes payable	1,143,262	869,157
Deferred revenue	856,250	74,225
Convertible notes payable, net	470,714	635,714
Purchase liability	7,979,984	300,000
Total current liabilities	14,740,719	3,294,334
Total liabilities	14,740,719	3,294,334

Commitments and Contingencies

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 4,250,579 and 4,250,579 issued and outstanding as of September 30, 2022 and December 31, 2021	425	425
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,267 and -0- issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Preferred C stock, par value $0.0001: 10,000 shares authorized; 3,000 and -0- issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Common stock, par value $0.0001, 2,000,000,000 shares authorized; and 1,525,709,549 and 1,411,799,497 shares issued and outstanding, as of September 30, 2022, and December 31, 2021, respectively	152,570	141,177
Additional paid-in capital	29,712,354	10,900,652
Accumulated deficit	(31,917,445)	(13,835,294)
Total stockholders’ deficit	(2,052,096)	(2,793,040)
Total Liabilities and Stockholders’ Deficit	$12,688,623	$501,294

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months		For the nine months
	September 30,		September 30,
	2022	2021	2022	2021
Revenues - related party	$3,090	$2,714	$9,579	$9,295
Revenue, net	96,090	-	224,292	-
Total revenue	99,181	2,714	233,871	9,295
Direct costs of revenue	72,059	5,380	224,786	5,446
Gross margin (loss)	27,121	(2,666)	9,085	3,849
Operating expenses:
Stock based compensation -related party	-	-	15,300,000	-
General and administrative expense	51,586	90,051	171,896	121,404
Payroll expenses	172,374	72,370	419,204	205,120
Professional fees	99,989	117,463	581,867	288,272
Amortization of intangible assets	216,667	-	541,667	-
Total operating expenses	540,616	279,884	17,014,634	614,796
Operating loss	(513,495)	(282,550)	(17,005,549)	(610,947)
Other income (expense), net
Change in fair value of derivative liability	-	-	-	3,156,582
Other income	-	-	-	1,172,782
Loss on the extinguishment of debt	-	-	(154,200)	(80,227)
Financing costs	(98,394)	(82,611)	(777,299)	(288,146)
Other income (expense), net	(98,394)	(82,611)	(931,498)	3,960,990
Net income (loss)	$(611,889)	$(365,161)	(17,937,048)	$3,350,043
Preferred B Stock dividends	(62,119)	-	(145,103)	-
Net income (loss) available to common shareholders	$(674,008)	$(365,161)	(18,082,151)	$3,350,043

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic and diluted	1,491,415,223	1,341,926,621	1,459,409,678	1,266,155,076

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(unaudited)

							Par value $0.001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2020	4,126,776	$413	-	$-	-	$-	1,211,495,162	$121,149	$8,386,593	(16,755,676)	(8,247,521)

Beneficial conversion feature of convertible notes									111,765		111,765

Net income		-		-		-		-		1,991,101	1,991,101

Balance, March 31, 2021	4,126,776	$413	-	$-	-	$-	1,211,495,162	$121,149	$8,498,358	$(14,764,575)	$(6,144,656)

Shares issued upon conversion of convertible notes payable	123,803	12					75,195,174	7,520	1,273,991		1,281,523

Net income		-		-		-		-		1,724,104	1,724,104

Balance, June 30, 2021	4,250,579	$425	-	$-	-	$-	1,286,690,336	$128,669	$9,772,348	$(13,040,472)	$(3,139,030)

Private placement of common shares							8,606,685	8,607	776,323		784,930

Net income		-		-		-		-		(365,161)	(365,161)

Balance September 30, 2021	4,250,579	$425	-	$-	-	$-	1,295,297,021	$137,276	$10,548,670	$(13,405,634)	$(2,719,262)

							Par value $0.001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2021	4,250,579	$425	-	$-	-	$-	1,411,779,497	$141,177	$10,900,652	$(13,835,294)	$(2,793,040)

Issuance of Preferred B Shares for cash			1,500						1,500,000		1,500,000

Financing fee paid in Preferred B shares			35						42,000		42,000

Series B dividends										(31,068)	(31,068)

Beneficial conversion feature of Preferred B shares									300,000		300,000

Shares issued for services							6,000,000	600	56,200		56,800

Acquisition shares issued for Stage It purchase							41,476,963	4,148	414,770		418,917

Net loss		-		-		-		-		(1,162,038)	(1,162,038)

Balance March 31, 2022	4,250,579	$425	1,535	$-	-	$-	1,459,256,460	$145,925	$13,213,621	$(15,028,400)	$(1,668,428)

Issuance of Preferred B Shares for cash			280						280,000		280,000

Financing fee paid in Preferred B shares			10						12,000		12,000

Series B dividends										(51,915)	(51,915)

Beneficial conversion feature of Preferred B shares									87,000		87,000

Conversion of debt to Preferred B shares			266						319,200		319,200

Issuance of Preferred C shares to related parties					3,000				15,300,000		15,300,000

Acquisition shares issued for Stage It purchase							15,229,726	1,523	152,297		153,820

Net loss		-		-		-		-		(16,163,122)	(16,163,122)

Balance June 30, 2022	4,250,579	$425	2,091	$-	3,000	$-	1,474,486,186	$147,448	$29,364,118	$(31,243,437)	$(1,731,445)

Issuance of Preferred B Shares for cash			164						151,600		151,600

Financing fee paid in Preferred B shares			12						14,400		14,400

Shares issued pursuant to the Company’s equity line of credit							49,451,287	4,945	119,314		124,259

Series B dividends										(62,119)	(62,119)

Beneficial conversion feature of Preferred B shares									45,200		45,200

Acquisition shares issued for Stage It purchase							1,772,076	177	17,721		17,898

Net loss		-		-		-		-		(611,889)	(611,889)

Balance September 30, 2022	4,250,579	$425	2,267	$-	3,000	$-	1,525,709,549	$152,570	$29,712,354	$(31,917,445)	$(2,052,096)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended
	September
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(17,937,048)	$3,350,043
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	19,725	-
Amortization of intangible assets	541,667	-
Change in the fair value of derivatives	-	(3,156,582)
Loss on the extinguishment of debt	154,200	80,227
Beneficial conversion feature of Preferred B stock	432,200	-
Issuance of Preferred C voting stock	15,300,000	-
Shares issued for financing costs	68,400	-
Shares issued for services	56,800	-
Amortization of debt discount	-	111,765
Changes in operating assets and liabilities
Prepaid expenses	364,336	(195,000)
Accounts payable and accrued interest	220,455	(1,133,919)
Deferred revenue	4,122	-
Accrued payroll officers	25,500	30,000
Net cash used in operating activities	(749,643)	(913,466)

Cash Flows From Investing Activities:
Purchase of fixed assets	(940)
Acquisition of a business net of cash received	(977,761)	-
Net cash used in investing activities	(978,701)	-

Cash Flows From Financing Activities:
Advances from officers	-	10,000
Payments on promissory note	(255,280)	(12,000)
Proceeds from the private placement of common shares	124,259	784,929
Proceeds from the of Series B Preferred Stock	1,931,600	-
Proceeds from the issuance of convertible notes	3,000	334,000
Net cash provided by investing activities	1,803,579	1,116,929

Net Increase (Decrease) In Cash	75,235	203,463
Cash At The Beginning Of The Period	36,958	4,458
Cash At The End Of The Period	$112,193	$207,921

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued upon conversion of debt and accrued interest	$-	$1,281,523
Common shares issued for the Stage It acquisition	$590,636	$-
Issuance of Preferred C voting shares	$15,300,000	$-
Preferred B shares issued upon the conversion of debt and accrued interest	$176,410	$-

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements as of September 30, 2022, the Company had $112,193 in cash on hand, had negative working capital of $14,528,526 and had an accumulated deficit of $31,917,445. Additionally for the nine months ended September 30, 2022, the Company used $749,643 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2022, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2022 and December 31, 2021 deferred revenue amounted to $856,250 and $74,225, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of September 30, 2022 and December 31, 2021

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on September 30, 2022, because their impact was anti-dilutive. As of September 30, 2022, the Company had 264,550,794 outstanding warrants and 10,325,196 shares related to convertible notes payables respectively, which were excluded from the computation of net loss per share.

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

As of September 30, 2022, the Company’s property, which consisted solely of computers, amounted to $18,097 and -$-0- respectively. Depreciation expense for the nine months ended September 30, 2022, and 2021, amounted to $19,725 and $-0- respectively.

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

NOTE 4 – PREPAID EXPENSE

As of September 30, 2022 and December 31, 2021, the balances in prepaid expenses was $100,000 and $464,336.

$100,000 of the prepaid expense in both periods relates to a January 9, 2020 agreement entered into by the Company with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4, 2020. This tour which has been delayed due to Covid-19 is expected to commence in January 2023.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $9,579 and $9,295 for the periods ended September 30, 2022, and 2021, respectively, were recorded using the assets licensed under this agreement. For the periods ended September 30, 2022, and 2021 the fees would have amounted to $479 and $465, respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

Accrued Payroll to Officers

Accrued payroll to two officers was $259,250 and $233,750 respectively, as of September 30, 2022, and December 31, 2021, respectively. The Chief Executive Officer’s compensation is $170,000 per year.

Advances from Officers/Stockholders

From time to time, officers/stockholders of the Company advance funds to the Company for working capital purposes. During the year ended December 31, 2021, the Company’s CEO advanced $10,000 to the Company on an interest-free basis. That amount remained outstanding as of September 30, 2022.

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

NOTE 7 – INTANGIBLE ASSETS

As of September 30, 2022, the balance of intangible assets was $2,058,333. During the year the three-month period ended September 30, 2022, the Company recorded $541,577 in amortization expense. As discussed in Note 6, the intangible assets have been valued based on provisional estimates of fair value and are subject to change as the Company completes its valuation assessment by the completion of the one-year measurement period. Remaining amortization as of September 30, 2022 for the following fiscal years is: 2022 - $216,668; 2023 - $866,666; and 2024 - $866,666, 2025 -$108,333.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts payable and accrued expense	$2,417,266	$588,275
Accrued interest	292,790	189,527
Soundstr Obligation	145,529	145,259
Total accounts payable and accrued liabilities	$2,855,585	$923,061

NOTE 9 – PURCHASE LIABILITY

The balance of the company’s Purchase Liability at September 30, 2022, and December 31, 2021 was $7,979,984 and $300,000, respectively.

Under the terms of the business acquisition of Stage It described in Note 6, during the three months ended September 30, 2022 the Company had a contingent Earnout Liability of $7,679,984 due to the shareholders of Stage It if Stage It operations achieve certain operating milestones. This liability will be subject to quarterly analysis.

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

NOTE 10 – SHARES TO BE ISSUED

As of September 30, 2022 and December 31, 2021 the balances of shares to be issued were $1,020,571 and $247,707. The balance as of September 30, 2022 is comprised of the following

●	As of December 31, 2021 the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707 for past services provided and for an acquisition in previous years.

●	During the nine months ended September 30, 2022, pursuant to the acquisition of Stage It described throughout this Report, an additional 76,521,235 shares remain issuable to Stage It shareholders valued at $772,864.

NOTE 11 – NOTES PAYABLE

The balance of the Notes Payable outstanding as of September 30, 2022, and December 31, 2021, was $1,143,262 and $869,157, respectively. The balances as of December 31, 2021 were comprised of two notes amounting to $12,000 and an 8% note for $857,157 due to Ylimit payable on September 30, 2022. On September 24, 2022 the maturity date of this Note was extended to September 30, 2023 on the same terms and conditions.

The two notes for $12,000 are past due an continue to accrue interest.

During the nine months ended September 30, 2022, the Company added $273,385 in note liabilities pursuant to the Stage It acquisition. These notes currently are not accruing interest.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	September 30, 2022	December 31, 2021
Various Convertible Notes	$43,500	43,500
Golock Capital, LLC Convertible Notes (a)	339,011	339,011
Other Convertible Notes (b)	88,203	253,203
Total Convertible Notes	$470,714	635,714

(a)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of September 30, 2022 all of the Golock notes amounting to $339,011 were past due.

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

(b)	During the year ended December 31, 2021, GHS Investments funded an 8%, $165,000 convertible promissory note maturing on November 16, 2021. This note was converted to equity during the three months ended June 30, 2022. As of September 30, 2022, $73,204 of these notes due to one lender are past due. This lender is associated with Golock and the Company is disputing the validity of this note.

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

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of September 30, 2022, and December 31, 2021, there were 1,525,709,549 and 1,411,799,497 shares of common stock issued and outstanding respectively.

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

As of September 30, 2022 and 2021 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 shares of Series A Preferred Stock issued and outstanding.

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

As of September 30, 2022, and December 31, 2021, there were 4,250,579 shares of Series A Preferred issued and outstanding.

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

During the three months ended September 30, 2022 the Company issued an additional 176 Series B Preferred Shares. 164 of these shares were issued for gross cash proceeds of $151,600 shares. 12 of these shares were issued as a commitment feet. In connection with these issuances the Company recorded $14,400 in financing fees and a beneficial conversion feature of $45,200. Though the nine months ended September 30, 2022 the Company has accrued $145,103 in dividends on these Series B Preferred Issuances.

As of September 30, 2022, and December 31, 2021, there were 2,267 and -0- shares of Series B Preferred outstanding, respectively.

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

As of September 30, 2022 and December 31, 2021, there were 3,000 and -0- shares of Series C Preferred Stock outstanding.

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company issued 264,550,794 warrants, with a five year life, at an average strike price of $0.0788

A summary of warrants is as follows:

	Number of Warrants	Weighted Average Exercise
Balance outstanding, December 31, 2020	23,805,027
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, December 31, 2021	15,800,319	$0.00475
Warrants exercised or forfeited		(15,800,319)
Warrants granted during the nine months ended September 30, 2022		$0.00788	(a)
Balance outstanding and exercisable, September 30, 2022	264,550,794

(a)	The strike price is subject to adjustment based on the market price of the company’s stock price

Information relating to outstanding warrants on September 30, 2022, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on September 30, 2022 is approximately 4.76 years. The outstanding and exercisable warrants outstanding on September 30, 2022, had no intrinsic value.

NOTE 14 – COMMITMENT AND CONTINGENCIES

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to September 30. 2022 the Company raise $166,341 in gross proceed proceeds from the sale of 36 Preferred B shares and from the private placement of 75,193,682 common shares pursuant to the terms of its equity line. Additionally in connection with the issuance of the 36 Preferred B shares the Company also issued 15,104,986 warrants at a strike price of $0.00286 per share.

On October 12, 2022 the Company entered into a joint venture agreement with Kokku Games Ltda., South America’s largest gaming and entertainment co-development firm to provide entertainers and their team tools and services needed to streamline, production, management and promotion.

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

Results of Operations for the three and nine months ended September 30, 2022, and 2021

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2022, and 2021, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

Revenues

For the three months ended September 30, 2022 we had revenue of $99,181 compared to $2,714 in revenue for the same period ended September 30, 2021, an increase of $96,467. In the nine months ended September 30, 2022, we had revenue of $233,871 compared to $9,295 for the nine months ended September 30, 2021, representing an increase of $224,576. The increase in revenue in both the three and nine month period is attributable to the inclusion of Stage It revenues in the three and nine months ended September 30, 2022 compared to zero during the same periods ended September 30, 2021.

We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances, however, there can be no assurances.

Direct Costs of Revenues

In the nine months ended September 30, 2022, we had direct costs of revenue of $224,786 compared to $5,446 for the nine months ended September 30, 2021, representing an increase of $219,340. For the three months compared for each year, it represented an increase of $66,679.

The increase in costs is attributable to Stage It. We expect to generate positive gross margins from higher sales volumes in the future, although there can be no assurances.

Operating Expenses

We incurred operating expenses in the amount of $17,014,634 for the nine months ended September 30, 2022, as compared with $614,976 for the same period ended September 30, 2021, primarily as a result of a non-cash charge of $15,300,000 representing the fair market value of the Series C Preferred Stock voting stock received as compensation by our management. We do not expect to have this expense in future quarters.

The balance of our operating expenses for all periods consisted of the following for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
General and administrative expenses	$171,896	$121,404
Payroll expenses	$419,204	$205,120
Professional Fees	$581,867	$288,272
Amortization of intangible assets	$541,667	$-

The increase of $50,492 in our general and administrative expenses for the nine months ended September 30, 2022 versus the same period ended 2021 is largely the result of the inclusion of Stage It expenses in 2022 compared to $-0- in the prior year. We expect our general and administrative expenses to increase in future quarters with our reporting obligations with the SEC and the increased expenses associated with increased activity with Stage It operations, which is expected for the balance of the year.

The increase of $214,84 in our payroll expenses for the nine months ended September 30, 2022 versus the same period ended 2021 is largely the result salaries, wages, benefits and other human resource related costs due to the acquisition of StageIt and the team to support additional growth.

We expect that our payroll will increase in future quarters as we take on more operations that require most human resources.

The increase of $293,595 in our professional fees for the nine months ended September 30, 2022 versus the same period ended 2021 is largely the result of the added cost of legal and accounting compliance in connection with the merger with StageIt and the increased costs associated with our newly acquired subsidiary.

We recorded amortization and intangible expense of $541,667 for the nine months ended September 30, 2022 with none in the same period ended September 30, 2021 as a result of the acquisition of Stage It.

Other Income / Expenses, Net

We recorded other expense of $931,498 for the nine months ended September 30, 2022, compared to other income of $3,960,990 for the nine months ended September 30, 2021. Our other expenses in the 2022 period was mainly attributable to financing costs and a loss on the extinguishment of debt. Our other income in the 2021 period was mainly attributable to a change in the fair market value of a derivative liability of $3,156, 582 and from other income of $1,172,782 due to the reversal of an accrued liability..

We expect to incur other expenses in future quarters as a result of financing transactions.

Net Income (Loss)

As a result of the foregoing we recorded a net loss available to common shareholders of $18,082,151 for the nine months ended September 30, 2022, compared with net income available to common shareholders of $3,350,043 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2022, the Company used cash in operations of $557,538, and as of September 30, 2022, had a stockholders’ deficit of $31,243,437 and negative working capital of $ 14,433,505. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 30, 2022, the Company had cash on hand of $112,193, as compared with cash on hand of $36,958 as of December 31, 2021.

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

During the three months ended September 30, 2022 the Company issued an additional 176 Series B Preferred Shares. 164 of these shares were issued for gross cash proceeds of $151,600 shares. 12 of these shares were issued as a commitment feet. In connection with these issuances the Company recorded $14,400 in financing fees and a beneficial conversion feature of $45,200. Though the nine months ended September 30, 2022 the Company has accrued $145,103 in dividends on these Series B Preferred Issuances.

There can be no assurances that GHS will continue to purchase Series B Preferred Shares

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

During the three months ended September 30, 2022, the Company utilized its equity line of credit and received $124,259 in proceeds from the issuance of 49,451,287 shares of common stock. The Company intends to continue to use its credit line to fund its operations although there can be no assurance that there will be sufficient availability under the terms of the Equity Financing Agreement

The Company is currently looking for other opportunities to fund the Company to supplement its credit line. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2022, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

c) Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item which was not previously disclosed.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
10.15	Agreement between Kokku Games, Ltda and VNUE Inc. dated October 12, 2022
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	VNUE, Inc.

Date: November 17, 2022	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)