Form 10-K
period 2022-12-31
VNUE, Inc.
filed 2023-04-17
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

833-937-5493

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0037 on such date is $4,821,038. As of April 14, 2023, there were 1,815,859,522 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K of VNUE, Inc. (hereinafter the “Company,” “VNUE” “we,” “us” or “our”) discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. In this Annual Report, forward-looking statements are generally identified by the words such as “anticipate,” “plan,” “believe,” “expect,” “estimate” and the like. Forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results or plans to differ materially from those expressed or implied. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. A reader should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Important factors that may cause actual results to differ from projections include, for example:

●	our ability to successfully commercial the assets we acquired from Stage It

●	the success or failure of management’s efforts to implement the Company’s business plan;

●	the ability of the Company to fund its operating expenses;

●	the ability of the Company to compete with other companies that have a similar business plan;

●	the effect of changing economic conditions impacting our plan of operation; and

●	the ability of the Company to meet the other risks as described elsewhere in this filing and as may be described in future filings with the SEC.

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

ii

PART I

ITEM 1. BUSINESS.

Business Overview

We are a music technology company that utilizes our platforms to record live concerts and commercializes the content by making the content immediately available for purchase through our website and the website at Set.fm, a technology platform that enables musical artists to capture, promote and sell high-fidelity recordings instantly. Our technology provides an income source to artists and record labels from the recorded content. Additionally, we offer high-end collectible products such as CDs, USB drives and laminates, which feature our fully mixed and mastered live concert content, through our exclusive partner DiscLive Network (the dba of RockHouse Live Media Productions, Inc). To date, we have created content from live concerts, including Rob Thomas, Patty Smyth and Scandal, The White Buffalo, King’s X, Paul Rodgers, Scott Stapp (of the band Creed), “The Music of Cream,” and many others.

Our products and services include:

●	With the addition of Stage It (Stage It.com), we have the ability to livestream concerts and other events, adding to the pool of other live music-focused technology services that include concerts or other live events that may be ticketed (just like an in-person event), and fans who pay for tickets may enjoy a performance or other engagement by watching digital video as it occurs on their web browser. For example, an artist can create an event through the platform, then, in advance, let their fans know they can purchase the ability to view the concerts on the Stage It platform. Fans then purchase the ability to access these concerts, and at the designated time, the fan may then observe the live performance on Stage It.com,

●	Set.fm™ / DiscLive Network™ - Our consumer app platform allows customers to download and purchase, via their individual mobile device, the concert they just attended. There are also physical collectible products which are recorded and sold at shows as well as online through the Company’s exclusive partner DiscLive Network™. The app itself is free to download and allows for in app purchases regarding the content. (Currently, aside from Stage It, this is the only platform that generates any revenue for the Company.)

●	Soundstr™ - a comprehensive music identification and rights management Cloud platform that we are developing, when fully deployed, can accurately track and audit public performances of music, creating a more transparent ecosystem for general music licensing and associated royalty payments, which will help ensure the correct stakeholders are compensated through the use of our “big data” collection.

●	While Set.fm™ and Soundstr™ are proprietary marks of the Company, DiscLive, and its related marks and names are not owned by the Company and are owned and utilized by RockHouse Live Media Productions, Inc. The Company has not filed any formal trademark applications relating to Set.fm™ with the United States US Patent and Trademark Office but has been using these marks openly since 2017 and claims common law rights to them.

The Company currently only generates revenue from Set.fm and from DiscLive by (a) recording the audio of live concerts and then selling the content “instantly” through its set.fm website, as well as the IOS Set.fm mobile application, and (b) selling content on physical products such as double CD sets, which are burned on-site where customers can purchase them. Our customers are fans of live music and the bands which we record.

Customers want to “take home” their experience of the concerts they attend. Our Company enters into agreements with certain bands and artists and record labels if a particular artist is under contract with the label. Our teams then follow that artist or band while they are on tour and record every show on that tour. Our Company uses its own recording and sound equipment while recording concerts.

As we partner with both artists and labels, we market our services on their websites, social media platforms, and mailing lists, as well as our own websites and social networks. Furthermore, partnerships with companies similar to Ticketmaster allow us to market to customers when they buy tickets to see certain artists in concert.

On January 9, 2020, the Company entered into an artist agreement (the “Artist Agreement”) with recording and performance artist Matchbox Twenty (“MT”) to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. Due to COVID-19, the tour has been twice rescheduled, most recently to May 2023.

Corporate History

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

Pursuant to the Merger Agreement, at the closing of the Merger (the “Closing”), each of Stage It’s outstanding shares (including common and preferred shares) were converted into the right to receive the applicable portion of the Merger Consideration. $1,085,450 of the Merger Consideration was paid in cash and satisfaction of certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate of the Merger Agreement, and the other portion was paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, was held back for the purposes of satisfying certain contingent obligations of Stage It.

The Merger Agreement provides for the issuance of earn out shares provided that certain EBIDTA requirements are met until two years from the date of acquisition. The Company has determined, as of December 31, 2022, that the Earnout would not be achieved.

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

A recent study on musicians’ online revenue streams, featured on www.lifeisbeautiful.com, suggests that the average payment to an artist is $0.0011 net per stream. Artists that have their content on our Set.fm mobile app receive 30% of the net revenue generated from their specific music, and artists typically received a generous “net split” from sales of DiscLive physical products, creating a more robust opportunity for artists to monetize their live shows. Live music shows are seeing significant new commercial and experiential trends driven by technology. More musicians engage directly with their fans via their web presence —selling songs and even allowing them to vote on touring venues – bypassing the traditional record labels and ticket services.

For an industry with constantly evolving trends, music’s live events have remained surprisingly static since the 1970s. VNUE employs a unique platform that provides music lovers with an exciting new way to experience the live music events they attend. With Set.fm and DiscLive, the customer can purchase the songs they just heard at the concert in excellent quality, mixed and mastered, and take that unique magical moment home to be enjoyed for a lifetime.

Almost everyone has a smartphone present with them when they attend live events. The widespread use of these mobile devices is changing the ways customers behave before, during and after a live music event. Customers use their devices to search for live music events, buy tickets, and share their experiences. Additionally, we have found that, even though the demise of CDs has been predicted for over a decade, there is still a strong demand for physical, collectible CD sets.

The rise of the mobile internet and smartphones have, in recent years, begun shaping and changing the live music concert experience for many audience members. The ability to preserve and share moments of the show as they happen—to take photos and upload them instantly, to capture videos is a growing trend. Everyone has a cell phone.

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

Our technology enhances our customer’s sensory experience at live events. It creates a natural extension of earlier concert culture, allowing our customers to now have a piece of the live experience and own it forever.

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

VNUE’s team members have been involved in the business of instant live content since 2003. The Company’s Chief Executive Officer has vast experience with this concept and how to commercialize it. Over the years, the Company has continued to develop the processes and methodologies it uses to gain partnerships with certain artists and labels, which gives us a competitive advantage in the live content industry. We plan to continue to develop our current business model as well as introduce new innovative and immersive software features to consumers.

Intellectual Property

We have pending patents for our Soundstr™ technology and expect to file more related patents around the Soundstr ™ platform, as well as Set.fm™.

We have patent-pending technology, USPTO Application US 2017/0316089, “System and Method for Capturing, Archiving and Controlling Content in a Performance Venue”, which relates to our Soundstr™ technology.

Our Strategy for Growth

Key elements of our growth strategy include:

●	Continued rollout of the live recording business and further improvement to our software platforms.

●	Rollout of the Soundstr technology, which is a key part of our Company’s strategy going forward. Soundstr is in a space called “Music Recognition Technology” (MRT), that is a relatively new area of live music and addresses a large market with no known, established solution for recognizing music and then tracking this information in an automated fashion. By leveraging technology and automation, Soundstr will be in a position to help the company build a large database of music performed in public spaces, such as bars, restaurants, gyms, radio, and other businesses.

●	The expansion of Stage It’s customer database is expected to bring us considerably more fans of music and specifically, live music. There are thousands of artists and over a million users on the Stage It database. We expect to tap that database for our existing services, as well as future services and integration.

●	We intend to leverage technical development efforts to identify common threads across our Set.fm and Soundstr platforms and combine backend technologies to streamline and more efficiently utilize our platforms.

●	Eventually, we will explore further branding and expansion of the platform services.

●	Plans continue to be addressing Stage It debt to artists and to other vendors, as well as expansion into other markets. The Company has been successful in bringing a good number of new artists to the platform and continues to do so.

Corporate Information

Our principal executive offices are located at 104 W. 29th Street, 11th Floor, New York, NY 10001, and our telephone number is 833-937-5493. Our website is VNUE.com. Information contained in, or that can be accessed through, our website is not incorporated by reference into this annual report, and you should not consider information on our website to be part of this annual report.

Employees

We currently have 1 full-time and 4 part-time employees. We also currently engage independent contractors in the areas of accounting, legal, and corporate finance, as well as marketing and business development. The remuneration paid to our officers and directors will be more completely described elsewhere in this annual report. We expect to take on more employees or independent contractors as needed.

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

On December 10, 2021, the Power Up Parties filed their pre-motion conference request letter with the Court regarding their forthcoming motion to dismiss the Company’s complaint. On December 17, 2021, the Company filed its opposition thereto. On January 26, 2022, the Company filed its amended complaint, which asserted the same causes of action set forth in the initial complaint, and further alleged that Power Up made material misstatements in connection with the purchase and sale of the Company’s securities in violation of Section 10(b) of the Act and, thus, the Company is entitled to recessionary relief from the Notes and SPAs pursuant to Section 29(b) of the Act.

On February 9, 2022, the Court ordered an initial conference. The initial conference is currently scheduled for May 16, 2022, at 12:00 p.m. (EST). As of the date hereof, the Company intends to litigate its claims for relief against the Power Up Parties.

On June 7, 2022, the Company filed a voluntary dismissal of the action because the parties reached a confidential settlement.

Golock Capital, LLC and DBW Investments, LLC v. VNUE, Inc. On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs’ complaint alleges that the Company is in breach of certain convertible promissory notes and securities purchase agreements separately entered into with Golock and DBW and seeks declaratory judgment, injunctive relief, and specific performance against the Company.

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

On September 1, 2022, the Company filed an amended answer with counterclaims against the Plaintiffs and their control persons asserting claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Act. On September 23, the Plaintiffs filed a motion to dismiss the counterclaims.

On February 14, 2023, the Court granted the motion to dismiss and also dismissed all claims against the Plaintiffs’ control persons. The Company remains committed to actively litigating its affirmative defenses under the Act of and RICO.

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

Risks Relating to Our Financial Condition

We cannot assure you that we will achieve or maintain profitability, and our auditor has expressed substantial doubt about our ability to continue as a going concern.

We will need to raise additional working capital to continue our normal and planned operations. We will need to generate and sustain significant revenue levels in future periods in order to become profitable, and even if we do, we may not be able to maintain or increase our level of profitability. Our efforts to build and grow our business may be costlier than we expect, and we may not be able to generate sufficient revenue to offset our operating expenses. We are operating at a loss and may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, substantial doubt exists about our ability to continue as a going concern, and we cannot assure you that we will achieve sustainable operating profits as we continue to expand our business and otherwise implement our growth initiatives.

The financial statements included with this Form 10-K have been prepared on a going concern basis. We may not be able to generate profitable operations in the future and/or obtain the necessary financing to meet our obligations and pay liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. We plan to continue to provide for our capital needs through sales of our securities and/or related party advances. Our financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We have a very limited operating history of commercializing the IT assets and operations, and we have incurred losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable, or if we achieve profitability, we may not be able to sustain it.

Because we acquired Stage It in February 2022, we have a very limited operating history in commercializing its assets, upon which you can evaluate our business and prospects. We have not yet demonstrated an ability to overcome many of the risks and uncertainties frequently encountered by companies in the entertainment industry.

Investment in our common stock is highly speculative because we require substantial upfront capital expenditures, which we do not have available. We are not profitable and have incurred losses in the years ended December 31, 2022 and December 31, 2021. For the years ended December 31, 2022 and December 31, 2021, we reported a net loss of $22,762,622 and $2,920,382, respectively, and we had an accumulated deficit of $36,808,403 and $13,835,294, respectively.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we develop our operations and incorporate the business of Stage It into our business.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date and have generated limited revenues. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We expect to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will continue to generate operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. As of December 31, 2022, we had cash on hand of $82,807.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We anticipate that we must raise $2,500,000 for our operations for the next 12 months, and $15,000,000 to $20,000,000 million to fully implement our business plan to its fullest potential and achieve our growth plans, including new initiatives. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern, and, as a result, our investors could lose their entire investment.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control, including but not limited to:

●	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

●	the budgetary constraints of our customers; seasonality;

●	success of our strategic growth initiatives;

●	costs associated with the launching or integration of new or acquired businesses; timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;

●	the mix, by state and country, of our revenues, personnel and assets; movements in interest rates or tax rates;

●	changes in, and application of, accounting rules; changes in the regulations applicable to us; and litigation matters;

As a result of these factors, we may not succeed in our business and we could go out of business.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have not yet produced any profit and may not in the near future, if at all. While we have generated limited revenue, all related party, we cannot be certain that we will be able to realize sufficient revenue to achieve profitability. Further, many of our competitors have a significantly larger industry presence and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

Risks Related to Intellectual Property

We may be subject to intellectual property infringement claims, which may be expensive to defend and may disrupt our business and operations.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate intellectual property rights held by third parties. We have not been, but in the future may be, subject to legal proceedings and claims relating to the intellectual property rights of others. There could also be existing intellectual property of which we are not aware that our products may inadvertently infringe. We cannot assure you that holders of intellectual property purportedly relating to some aspect of our technology or business, if any such holders exist, would not seek to enforce such intellectual property against us in the United States, or any other jurisdictions. If we are found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. In addition, we may incur significant expenses and may be forced to divert management’s time and other resources from our business and operations to defend against these infringement claims, regardless of their merits. Successful infringement or licensing claims made against us may result in significant monetary liabilities and may materially disrupt our business and operations by restricting or prohibiting our use of the intellectual property in question, and our business, financial position and results of operations could be materially and adversely affected.

Our commercial success depends significantly on our ability to develop and commercialize our services and platform without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the trademarks or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us, claiming damages and seeking to enjoin the development, marketing and distribution of our services and platform. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all.

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

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Technological innovations may also require substantial capital expenditures in product development as well as in modification of products, services or infrastructure. We cannot assure you that we can obtain financing to cover such expenditure. If we fail to adapt our products and services to such changes in an effective and timely manner, we may suffer from decreased user base, which, in turn, could materially and adversely affect our business, financial condition and results of operations.

Rapidly evolving technologies could cause demand for our products to decline or could cause our products to become obsolete.

Current or future competitors may develop technological or product innovations that address live music content in a manner that is, or is perceived to be, equivalent or superior to our products. In the technology market, in particular, innovative products have been introduced which have the effect of revolutionizing a product category and rendering many existing products obsolete. If competitors introduce new products or services that compete with or surpass the quality or the price/performance of our products, we may be unable to attract and retain users or to maintain or increase revenues from our users. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce prices for our paid for products, which could harm our net revenues, gross margin and operating results or cause us to incur losses.

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

Some Internet access providers have additionally, or alternatively, contractually restricted their customers’ access to Internet communications products through their terms of service. Customers of these and other Internet access providers may not be aware that technical disruptions or additional tariffs are the acts of other parties, which could harm our brand. Even if customers understand that we are not the source of such disruptions, they may be less likely to use our products as a result.

In the United States, the European Union and other jurisdictions, regulatory authorities are in the process of examining the adoption of “network neutrality” policies, which aim to treat all Internet traffic equally, and developing or considering laws and regulations to codify acceptable behaviors on the part of network operators and access providers when providing consumers and businesses with access to the Internet. Different regulatory authorities have different approaches to this policy area, both from a substantive and procedural perspective. Any failure on the part of regulatory authorities to protect the accessibility of the Internet to all, or any particular category of, Internet subscribers, or their failure to protect the delivery on a non-discriminatory basis of user communications over the Internet, regardless of type or service, could harm our results of operations and prospects.

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

We cannot control internet-based delays and interruptions, which may negatively affect our customers and, thus, our revenues.

Any delay or interruption in the services by these third parties service providers could result in delayed or interrupted service to our customers and could harm our business. Accordingly, we could be adversely affected if such third-party service providers fail to maintain consistent and reliable services, or fail to continue to make these services available to us on economically acceptable terms, or at all. These suppliers could also be adversely impacted by the future pandemics, which could affect their ability to deliver their services to our customers in a satisfactory manner, or at all.

Digital piracy continues to adversely impact our business.

A substantial portion of our revenue comes from the distribution of music, which is potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us, including as a result of “stream-ripping.” In its Music Listening 2019 report, IFPI surveyed 34,000 Internet users to examine the ways in which music consumers aged 16 to 64 engage with recorded music across 21 countries. Of those surveyed, 23% used illegal stream-ripping services, the leading form of music piracy. Organized industrial piracy may also lead to decreased revenues. The impact of digital piracy on legitimate music revenues and subscriptions is hard to quantify, but we believe that illegal file sharing and other forms of unauthorized activity, including stream manipulation, have a substantial negative impact on music revenues. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting and enforcing our intellectual property (whether copyrights or other intellectual property rights such as patents, trademarks and trade secrets) or our music entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our services and platform. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate the acquisition of Stage It or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

●	difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;

●	the potential loss of key employees of acquired companies;

●	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

●	We recently acquired our wholly-owned subsidiary, Stage It, and have been active in assimilating this business into VNUE.

Risks Related to Our Management and Control Persons

We are dependent on the continued services of Zach Bair, our Chairman, Chief Executive Officer and Chief Accounting Officer, and if we fail to keep him or fail to attract and retain qualified senior executive and key technical personnel, our business will not be able to expand.

We are dependent on the continued availability of Zach Bair, our Chairman, Chief Executive Officer and Chief Accounting Officer, and the availability of new employees to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain the services of all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is intense. The process of locating additional personnel with the combination of skills and attributes required to carry out our strategy could be lengthy, costly and disruptive.

If we lose the services of key personnel or fail to replace the services of key personnel who depart, we could experience a severe negative effect on our financial results and stock price. The loss of the services of any key personnel, marketing or other personnel, or our failure to attract, integrate, motivate and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

Although the company plans (and has been planning) to obtain directors and officers liability (“D&O”) insurance, lack of funding has prevented the company from doing so. In the future, we may be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained D&O insurance. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

Our officers and directors have limited experience managing a public company.

Our officers and directors have limited experience managing a public company. Consequently, we may not be able to raise any funds or run our public company successfully. Our executive officers’ and directors’ lack of experience of managing a public company could cause you to lose some or all of your investment.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

We do not have an audit, compensation or nominating and corporate governance committee. The functions such committees would perform are performed by the board as a whole. Consequently, there is a potential conflict of interest in board decisions that may adversely affect our ability to become a listed security on a national securities exchange and, as a result, adversely affect the liquidity of our Common Stock.

Risks Related to Our Securities and the Over-the-Counter Market

Since we are traded on the OTC Pink Market, an active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops, the price of our common stock may be volatile.

Presently, our common stock is quoted on the OTC Markets, and the closing price of our stock on April 7, 2023 was $0.0044. Presently, there is limited trading in our stock, and in the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTC Pink Market is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. The securities market has, from time to time, experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the OTC Markets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any shares of common stock.

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

Our existing stockholders will experience significant dilution from outstanding convertible notes, the acquisition of Stage It and conversion of existing preferred stock to common stock and the exercise of warrants.

As of the date of Form 10-K, we may be required to issue up to an aggregate of 1,946,411,648 shares of our common stock:

●	833,377,889 shares as a result of voluntary conversions of our preferred stock,

●	As may be adjusted by our stock price in the case of Series B Preferred Stock, but as of the date of this report, we may be required to issue 212,528,950 shares as a result of any voluntary conversion of 4,250,579 shares of Series A Preferred Stock, which are issued and outstanding,

●	620,845,939 shares as a result of any voluntary conversion of 2,093 shares of our Series B Preferred Stock, which are issued and outstanding,

●	3,000 shares of common stock as a result of any voluntary conversion of 3,000 shares of our Series C Preferred Stock, which are issued and outstanding.

●	279,655,690 shares upon the exercise of warrants at exercise prices within the range of $0.0027 and $0.01122, and

●	72,026,422 shares to former shareholders and noteholders in connection with the acquisition of Stage It.

The issuance of our common stock in accordance with the foregoing has had and will continue to have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we the Series B Preferred converts to common stock, the more shares of our common stock we will have to issue. If our stock price decreases, then our existing shareholders will experience greater dilution. The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in the price of our common stock.

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

Our Articles of Incorporation authorizes the issuance of 4,000,000,000 shares of common stock. As of April 14, 2023, we had 1,815,859,522 shares of common stock issued and outstanding. The future issuance of common stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

There is a limited market for our common stock, which may make it difficult for holders of our common stock to sell their stock.

Our common stock currently trades on the OTC Pink under the symbol “VNUE”, and currently, there is limited trading activity in our common stock and limited public information regarding our company. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock or the prices at which holders may be able to sell our common stock. Further, many brokerage firms will not process transactions involving low-priced stocks, especially those that come within the definition of a “penny stock.” If we cease to be quoted, holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our common stock, and the market value of our common stock would likely decline.

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

We are subject to the penny stock rules, which will make shares of our common stock more difficult to sell.

We are currently subject to, and, in the future, may continue to be subject to, the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

The sale or availability for sale of substantial amounts of our common stock could adversely affect their market price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. We currently have 1,815,859,522 shares of common stock outstanding, with approximately 224,003,001 of the shares being held by affiliates and 177,788,800 shares representing 20.2% on a fully diluted basis issuable to affiliates upon the exercise of our Series A preferred stock. We cannot predict what effect, if any, market sales of securities held by our shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

Our board of directors has complete discretion as to whether to distribute dividends. Even if our board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on our future results of operations and cash flow, our capital requirements and surplus, the amount of distributions, if any, received by us from our subsidiaries, our financial condition, contractual restrictions and other factors deemed relevant by our board of directors. Accordingly, the return on your investment in our common stock will likely depend entirely upon any future price appreciation of our common stock. There is no guarantee that our common stock will appreciate in value, or even maintain the price at which you purchased the common stock. You may not realize a return on your investment in our common stock, and you may even lose your entire investment in our common stock.

Short sellers of our stock may be manipulative and may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is, therefore, in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks.

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long-term, decline in the market price of our common stock. No assurances can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future in connection with such commentary by short sellers or otherwise.

Our existing stockholders will experience significant dilution from the sale of our common stock pursuant to the GHS Financing Agreement.

The sale of our common stock to GHS Investments LLC (“GHS”) in accordance with the GHS Financing Agreement will have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we exercise our put options, the more shares of our common stock we will have to issue to GHS in order to exercise a put under the Financing Agreement. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

The issuance of shares pursuant to the Financing Agreement may have a significant dilutive effect.

Depending on the number of shares we issue pursuant to the GHS Financing Agreement, it could have a significant dilutive effect upon our existing shareholders. Although the number of shares that we may issue pursuant to the Financing Agreement will vary based on our stock price (the higher our stock price, the less shares we have to issue), there may be a potential dilutive effect to our shareholders, based on different potential future stock prices, if the full amount of the Financing Agreement is realized. Dilution is based upon common stock put to GHS and the stock price discounted to 80% of the lowest daily VWAP of our common stock during the ten (10) business days beginning on the date on which we deliver a put notice to GHS.

GHS will pay less than the then-prevailing market price of our common stock, which could cause the price of our common stock to decline.

Our common stock to be issued under the GHS Financing Agreement will be purchased at 80% of the lowest daily VWAP of our common stock during the ten (10) business days beginning on the date on which we deliver a put notice to GHS.

GHS has a financial incentive to sell our shares immediately upon receiving them to realize the profit between the discounted price and the market price. If GHS sells our shares, the price of our common stock may decrease. If our stock price decreases, GHS may have further incentive to sell such shares. Accordingly, the discounted sales price in the Financing Agreement may cause the price of our common stock to decline.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We own no real property. We rent space at 104 W. 29th Street, 11th Floor, New York, NY 10001. Currently, rent at this location is approximately $1000 per month. We believe this property to be adequate to our needs for the time being. We also rent a small distribution center in Memphis, TN, which is also approximately $1000 per month.

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

On December 10, 2021, the Power Up Parties filed their pre-motion conference request letter with the Court regarding their forthcoming motion to dismiss the Company’s complaint. On December 17, 2021, the Company filed its opposition thereto. On January 26, 2022, the Company filed its amended complaint, which asserted the same causes of action set forth in the initial complaint, and further alleged that Power Up made material misstatements in connection with the purchase and sale of the Company’s securities in violation of Section 10(b) of the Act and, thus, the Company is entitled to recessionary relief from the Notes and SPAs pursuant to Section 29(b) of the Act.

On February 9, 2022, the Court ordered an initial conference. The initial conference is currently scheduled for May 16, 2022, at 12:00 p.m. (EST). As of the date hereof, the Company intends to litigate its claims for relief against the Power Up Parties.

On June 7, 2022, the Company filed a voluntary dismissal of the action because the parties reached a confidential settlement.

Golock Capital, LLC and DBW Investments, LLC v. VNUE, Inc. On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs’ complaint alleges that the Company is in breach of certain convertible promissory notes and securities purchase agreements separately entered into with Golock and DBW and seeks declaratory judgment, injunctive relief, and specific performance against the Company.

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

On September 1, 2022, the Company filed an amended answer with counterclaims against the Plaintiffs and their control persons asserting claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Act. On September 23, the Plaintiffs filed a motion to dismiss the counterclaims.

On February 14, 2023, the Court granted the motion to dismiss and also dismissed all claims against the Plaintiffs’ control persons. The Company remains committed to actively litigating its affirmative defenses under the Act of and RICO.

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

Our common stock became eligible for quotation on the OTC Pink in December 2006. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

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

Holders

On April 8, 2022, there were 241 holders of record of our Common Stock. The number of record holders does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

1.	We would not be able to pay our debts, and they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Rule 10B-18 Transactions

None.

Equity Compensation Plans

On October 4, 2022, the Company adopted an Equity Compensation Plan. The terms of the plan are as follows:

PART I – GENERAL COMPENSATION (“COMPENSATION LEVELS”)

Executives in VNUE will be paid in accordance with similar companies, at similar levels, and at similar stages of development. Compensation levels, which will become effective post-funding of $2,500,000 to $5,000,000, will be communicated and formalized via email. New salaries require “full time” participation, meaning substantially all of the employee’s or contractor’s time devoted to furthering VNUE’s business objectives.

PART II – BONUS COMPENSATION (“BONUS COMPENSATION”)

Bonus Compensation will be rewarded, at the option of the recipient, in restricted shares of the Company’s common securities, or cash, in a strategic transaction, subsidiary, joint venture, contract right, intellectual property, merger, acquisition, royalties or other asset, or in any combination of the above. This compensation will be rewarded based on identifying, negotiating, contracting or otherwise playing a team role with other key personnel in the closing of (a) revenue deals, (b) funding deals, or (c) strategic deals, mergers or acquisitions.

The Bonus Compensation will be 20% of what the value is to the Company, will be shared equally between the key personnel who took a direct role in securing the opportunity, and will be rewarded at the time the company either (a) closes a funding deal, (b) completes an acquisition, or (c) when the company realizes revenues, profits, EBITDA, free cash flow, cash distributions, dividends, sale proceeds, or other value of any kind. This includes goal-related acquisitions, whereby shares are awarded to acquisition targets based on performance.

The Bonus Compensation is based on the net consideration delivered to the company and will be paid quarterly in arrears. This means, if, for example, two employees secure $100,000 in funding, less the broker fee of $20,000, the Bonus Compensation would be rewarded based on the $80,000 the Company receives, which would be $16,000 in performance-based incentive compensation that would be split between the two employees. In another example, if an employee brings a revenue deal to StageIt, and that deal generates $100,000 (in the current StageIt Model), the Company would net $20,000. Therefore, that employee would receive $5,000 in performance-based incentive compensation.

For revenue deals, this may be delivered in the Company’s restricted common stock, cash (at the time it is realized), or a combination of the two. Performance-based incentive compensation will be rewarded only when value is realized, or when transactions are complete, quarterly, in arrears (in some cases, when possible, the Company may, at its discretion, accelerate these rewards). For further clarification, the recently completed StageIt transaction and related equity finance line are included in this plan, as are proposed transactions in the last stages of closing. As with all other transactions, when there is a contingent nature to a transaction, such as StageIt, or like the equity finance line, performance-based compensation will only be paid on consideration actually paid, or value actually received over time as the contingent nature of the transactions are actually satisfied. Additionally, performance-based incentive compensation for funding deals shall only be paid in stock of the company, and the company will endeavor to issue the shares in as tax-advantaged a way as possible.

Recent Sales of Unregistered Securities

The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. None of the securities were sold through an underwriter, and accordingly, there were no underwriting, discounts or commissions involved.

During the 3-year period prior to the filing of this Form 10-K, the Company entered into the following transactions:

●	On May 25, 2022, we issued to each of Zach Bair, our Chairman, Chief Executive Officer and Chief Accounting Officer, Anthony Cardenas, our Chief Financial Officer and Director, and Lou Mann, our Executive Vice President and Director, 1,000 shares of our newly created Series C Preferred Stock for services rendered.

●	On June 3, 2022, the Company entered into an Exchange Agreement with GHS Investments LLC (“GHS”), whereby GHS agreed to purchase 266 shares of the Company’s Series B Convertible Preferred Stock in exchange for retiring two convertible promissory notes held in our company with principal and accrued but unpaid interest of $267,194.

●	On April 19, 2022, the Company entered into a Securities Purchase Agreement with GHS, whereby GHS agreed to purchase 250 shares of the Company’s Series B Convertible Preferred Stock in exchange for retiring two convertible promissory notes held in our Stock for $250,000. The company issued 260 shares of Series B Preferred Stock with 10 commitment shares included.

●	On June 29, 2022, the Company entered into a Securities Purchase Agreement with GHS, whereby GHS agreed to purchase 30 shares of the Company’s Series B Convertible Preferred Stock in exchange for retiring two convertible promissory notes held in our Stock for $30,000. The company issued 32 shares of Series B Preferred Stock with 2 commitment shares included.

●	On January 3, 2022, and in February of 2022, we executed Securities Purchase Agreements with GHS whereby GHS agreed to purchase, in tranches, shares of our Series B Convertible Preferred Stock. We have been able to raise $1,750,000 (less financing fees of $130,000 from the sale of 1,795 shares of Series B Convertible Preferred Stock with 100% warrant coverage.

●	On February 14, 2022, the Company completed the acquisition of Stage It. Under the terms of the acquisition, the Company agreed to an initial share issuance of 135,000,000 shares of common stock.

During the year ended December 31, 2021, the Company entered into the following transactions:

●	Issued 75,195,174 shares upon the conversion of convertible notes resulting in a loss of $80,227 on the extinguishment of debt.

During the year ended December 31, 2020, the Company entered into the following transactions:

●	Issued 500,000 shares to pay for services valued at $150.00.

●	Issued 17,539,543 shares valued at $11,084 to pay interest expense.

●	Issued 422,572,017 shares upon the conversion of convertible notes resulting in a paydown of $56,466 and a loss of $263,609 on the extinguishment of debt.

●	Issued $453,708 in convertible notes with a fixed conversion price of $0.001 if a qualified offering occurs.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view toward distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser, and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements in this quarterly report that are not reported financial results or other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements appear in a number of different places in this report and can be identified by words such as “estimates”, “projects”, “expects”, “intends”, “believes”, “plans”, or their negatives or other comparable words. Also, look for discussions of strategies that involve risks and uncertainties. Forward-looking statements include, among others, statements regarding our business plans and availability of financing for our business. Some forward-looking statements that we may use include, without limitation, those statements that relate to:

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

You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to facts differing from the assumptions underlying our estimates. Some of these risks and assumptions include those set forth in reports and other documents we have filed with or furnished to the United States Securities and Exchange Commission (“SEC”). We advise you that these cautionary remarks expressly qualify in their entirety for all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

Presentation of Information

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean VNUE, Inc. and its subsidiaries, unless the context requires otherwise.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

We were incorporated as a Nevada corporation on April 4, 2006.

Impact of the Current Coronavirus (COVID-19) Pandemic on the Company

Covid-19 has had a material adverse effect on our live recording business and the music industry in general. Substantially all of our future set.fm and DiscLive business is dependent on the success of public events and gatherings. We believe that the vaccination efforts throughout the world are having a positive impact on the population that may enable more live music events to be held in the future, which would be beneficial to our business; however, there can be no assurances on the timing of when this may occur or whether it will occur at all.

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

Customers want to “take home” their experience of the concerts they attend. Our Company enters into agreements with certain bands and artists and record labels, if a particular artist is under contract with the label. Our teams then follow that artist or band while they are on tour and record every show on that tour. Our Company uses its own recording and sound equipment while recording concerts.

As we partner with both artists and labels, we market our services on their websites, social media platforms, and mailing lists, as well as our own websites and social networks. Furthermore, partnerships with companies similar to Ticketmaster allow us to market to customers when they buy tickets to see certain artists in concert.

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

Pursuant to the Merger Agreement, each of Stage It’s outstanding shares (including common and preferred shares) will be converted into the right to receive the applicable portion of the Merger Consideration. A portion of the Merger Consideration will be paid in cash and take the form of satisfying certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate to the Merger Agreement, and the other portion will be paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, will be held back for the purposes of satisfying certain contingent obligations of Stage It. Though the period ended December 31, 2022, the Company has paid approximately $1,568,000 in purchase consideration and expenses related to the acquisition.

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

With the addition of Stage It (Stage It.com), VNUE will have the ability to livestream concerts and other events, adding to the pool of other live music-focused technology services. Stage It is an established platform where concerts or other live events may be ticketed (just like an in-person event), and fans who pay for tickets may enjoy a performance or other engagement by watching digital video as it occurs on their web browser. For example, an artist can create an event through the platform, then, in advance, let their fans know they can purchase the ability to view the concerts on the Stage It platform. Fans then buy the ability to access these concerts, and at the designated time, the fan may then observe the live performance on Stage It.com.

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

Interested businesses may receive the Soundstr Pulse devices for no cost whatsoever. Additionally, in the next several months, VNUE will be offering both playlist functionality – meaning clients will be able to play fully-licensed music directly from Soundstr – as well as the ability to opt-in for advertising, which will help to offset licensing costs that businesses pay. One of the strongest points about Soundstr Pulse is that it does have high-quality audio output capabilities (for use with advertising and for playlists), as well as Bluetooth beacon technology that will be leveraged for non-invasive advertising.

Also, in late July, we announced the Company is partnering with Key West’s Barefoot Radio 104.9 and RockHouse Live Key West in collaboration on a new music show centered around local artists and those artists who pass through the exotic and beautiful island on tour.

Live and Local at RockHouse Live Key West™ will air every Thursday night, starting September 1, 2022, from 8 PM to 10 PM, 100% live from RockHouse Live Key West’s exclusive Rock Room.

In addition to being carried on terrestrial radio by Barefoot 104.9, the show will also air on VNUE’s online and app-based radio station, VNUE Radio, and it will be professionally livestreamed on VNUE’s StageIt.com platform, both of which reach a global audience, and the latter with over a million subscribers. And it will also air on select screens at each of the other RockHouse Live locations in Clearwater Beach, Oxford, MS, and Memphis, TN.

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

Results of Operations for the years ended December 31, 2022, and 2021

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2022, and 2021, should be read in conjunction with our consolidated financial statements and related notes included in this report.

Revenues

For the year ended December 31, 2022, we had revenue of $359,147 compared to $100,476 in revenue for the same period ended December 31, 2021, an increase of $258,671. The increase in revenue for the period is attributable to the inclusion of Stage It revenues during the year ended December 31, 2022, compared to zero during the same period ended December 31, 2021.

We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the year ended December 31, 2022, we had direct costs of revenue of $325,878 compared to $153,181 for the same period ended December 31, 2021, representing an increase of $172,697.

The increase in costs is attributable to Stage It. We expect to generate positive gross margins from higher sales volumes in the future, although there can be no assurances.

Operating Expenses

We incurred operating expenses in the amount of $21,849,979 for the year ended December 31, 2022, as compared with $932,134 for the same period ended December 31, 2021, an increase of $20,917,845 primarily as a result of a non-cash charge of $15,300,000 representing the fair market value of the Series C Preferred Stock voting stock received as compensation by our management and due to the impairment of goodwill and intangible assets of $4,261,683. We do not expect to have this expense in future quarters.

The balance of our operating expenses for all periods consisted of the following for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
General and administrative expenses	$500,633	$149,425
Payroll expenses	$302,277	$303,261
Professional fees	$727,052	$479,448
Amortization of intangible assets	$758,333	$-
Impairment of goodwill and intangible assets	$4,261,683	$-
Stock based compensation from the issuance of Series C Preferred Stock	$15,300,000	$-
	$21,849,979	$932,134

The increase of $20,917,845 in our operating expenses for the year ended December 31, 2022 versus the same period ended 2021 is primarily attributable to a $15,300,000 non-cash stock-based compensation expense related to the issuance of Series C Preferred voting stock to our directors, the impairment of goodwill and intangible assets amounting to $4,261,683 an increase in general and administrative expenses of $351,208 due to the inclusion of Stage It operations, an increase of $247,604 in administrative fees and $758,333 due to the amortization of intangible assets related to the Stage It acquisition.

We expect our general and administrative expenses to increase in future quarters with our reporting obligations with the SEC and the increased expenses associated with increased activity with Stage It operations.

The increase of $247,604 in our professional fees for the year ended December 31, 2022 versus the same period ended 2021 is largely the result of the added cost of legal and accounting compliance in connection with the merger with StageIt and the increased costs associated with our newly acquired subsidiary.

Other Income / Expenses, Net

We recorded other expenses of $945,912 for the year ended December 31, 2022, compared to other income of $3,905,221 for the year ended December 31, 2021. Our other expenses in the 2022 period were mainly attributable to financing costs and a loss on the extinguishment of debt. Our other income in the 2021 period was mainly attributable to a change in the fair market value of a derivative liability of $3,156, 582 and from other income of $1,172,789 due to the reversal of an accrued liability.

We expect to incur other expenses in future quarters as a result of financing transactions.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $22,973,109 for the year ended December 31, 2022, compared with net income available to common shareholders of $2,920,382 for the year ended December 31, 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2022, the Company used cash in operations of $1,276,439 and as of December 31, 2022, had a stockholders’ deficit of $36,808,403 and negative working capital of $6,469,779. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On December 31, 2022, the Company had cash on hand of $82,807, as compared with cash on hand of $36,958 as of December 31, 2021.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. Historically, the Company has been able to fund its operations from the proceeds of notes payable and convertible notes.

More recently, the Company has been relying on issuances of its preferred stock and its equity line of credit with GHS Investments, LLC (“GHS”), described below, to fund its operations. All other financial commitments have been terminated, and we are looking for new opportunities to fund the Company to supplement our preferred stock and credit line funding. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

During the year ended December 31, 2022, the Company utilized its equity line of credit and received $526,269 in gross proceeds from the issuance of 195,261,678 shares of common stock. The Company intends to continue to use its credit line to fund its operations, although there can be no assurance that there will be sufficient availability under the terms of the Equity Financing Agreement.

Additionally, the Company issued 2,305 shares of Preferred B stock to GHS and received $1,964,600 in gross proceeds, retired $319,200 in debt and paid financing fees of $68,400 from the proceeds of the Preferred B issuances.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

VNUE, Inc.

December 31, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VNUE, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VNUE, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2020

Lakewood, CO

April 14, 2023

VNUE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash	$82,807	$36,958
Prepaid expenses	130,000	464,336
Total current assets	212,807	501,294
Fixed assets, net	9,134	-
Total assets	$221,942	$501,294

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,817,102	$923,781
Shares to be issued	975,174	247,707
Accrued payroll-officers	212,250	233,750
Advances from officer	-	10,000
Dividends payable	210,486	-
Notes payable	1,134,262	869,157
Deferred revenue	862,597	74,225
Convertible notes payable, net	470,714	635,714
Purchase liability	-	300,000
Total current liabilities	6,682,586	3,294,334
Total liabilities	6,682,586	3,294,334

Commitments and Contingencies

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 4,250,579 and 4,250,579 issued and outstanding as of December 31, 2022 and December 31, 2021	425	425
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,305 and -0- issued and outstanding as of December 31, 2022 and December 31, 2021	-	-
Preferred C stock, par value $0.0001: 100,000 shares authorized; 3,000 and -0- issued and outstanding as of December 31, 2022 and December 31, 2021	-	-
Common stock, par value $0.0001, 2,000,000,000 shares authorized; and 1,676,014,753 and 1,411,799,497 shares issued and outstanding, as of December 31, 2022, and December 31, 2021, respectively	167,601	141,177
Additional paid-in capital	30,179,731	10,900,652
Accumulated deficit	(36,808,403)	(13,835,294)
Total stockholders’ deficit	(6,460,646)	(2,793,040)
Total Liabilities and Stockholders’ Deficit	$221,942	$501,294

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2022	2021
Revenues - related party	$11,818	$100,476
Revenue, net	347,329	-
Total revenue	359,147	100,476
Direct costs of revenue	325,878	153,181
Gross profit (loss)	33,269	(52,705)
Operating expenses:
Issuance of Preferred C voting stock -related party	15,300,000	-
General and administrative expense	500,633	149,425
Payroll expenses	302,277	303,261
Professional fees	727,052	479,448
Amortization of intangible assets	758,333	-
Impairment of goodwill and intangible assets, net of earnout reversal	4,261,683
Total operating expenses	21,849,979	932,134
Operating loss	(21,816,710)	(984,839)
Other income (expense), net
Change in fair value of derivative liability	-	3,156,582
Other income	-	1,172,789
Loss on the extinguishment of debt	(133,911)	(80,227)
Financing costs	(812,001)	(343,923)
Other income (expense), net	(945,912)	3,905,221
Net income (loss)	$(22,762,622)	$2,920,382
Preferred B Stock dividends	(210,486)	-
Net income (loss) available to common shareholders	$(22,973,109)	$2,920,382

Net loss per common share - basic and diluted	$(0.02)	$0.00

Weighted average common shares outstanding:
Basic	1,495,043,842	1,300,621,328
Diluted	1,495,043,842	1,311,935,180

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred A		Preferred B		Preferred C		Par value $0.001		Additional
	Shares		Shares		Shares		Common Shares		Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2020	4,126,776	$413	-	$-	-	$-	1,211,495,162	$121,149	$8,386,593	(16,755,676)	(8,247,521)

Beneficial conversion feature of convertible notes									111,765		111,765

Net income										2,920,382	2,920,382

Shares issued upon conversion of convertible notes payable	123,803	12					75,195,174	7,520	1,273,991		1,281,523

Private placement of common shares		-		-		-	125,089,161	12,509	1,128,303		1,140,812

Balance, December 31, 2021	4,250,579	425	-	$-	-	$-	1,411,779,497	$141,177	$10,900,652	$(13,835,294)	$(2,793,040)

	Preferred A		Preferred B		Preferred C		Par value $0.001		Additional
	Shares		Shares		Shares		Common Shares		Paid- in
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2021	4,250,579	$425	-	$-	-	$-	1,411,779,497	$141,177	$10,900,652	$(13,835,294)	$(2,793,040)

Issuance of Preferred B Shares for cash			1,980						1,964,600		1,964,600

Conversion of debt to Preferred B Shares			266						319,200		319,200

Financing fee paid in Preferred B shares			59						68,400		68,400

Issuance of Preferred C voting shares					3,000	-			15,300,000		15,300,000

Series B dividends										(210,486)	(210,486)

Beneficial conversion feature of Preferred B shares									434,200		434,200

Shares issued for the Company’s equity line							195,261,678	19,526	506,743		526,269

Shares issued for services							6,000,000	600	56,200		56,800

Acquisition shares issued for Stage It purchase							62,973,578	6,297	629,736		636,033

Net loss		-		-		-		-		(22,762,622)	(22,762,622)

Balance, December 31, 2022	4,250,579	$425	2,305	$-	3,000	$-	1,676,014,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended
	December
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(22,762,622)	$2,920,382
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	28,688
Amortization of intangible assets	758,333
Change in the fair value of derivatives	-	(3,156,582)
Loss on the extinguishment of debt	133,911	80,227
Beneficial conversion feature of Preferred B stock	434,200
Issuance of Preferred C voting stock -related party	15,300,000
Impairment of goodwill and intangible assets, net of earnout reversal	4,261,683
Shares issued for services	56,800
Amortization of debt discount		111,765
Changes in operating assets and liabilities, net of acquired amounts
Prepaid expenses	334,336	(364,337)
Accounts payable and accrued interest	189,262	(1,045,767)
Deferred revenue	10,469	-
Accrued payroll officers	(21,500)	24,000
Net cash used in operating activities	(1,276,439)	(1,430,312)

Cash Flows From Investing Activities:	-	-
Purchase of fixed assets	(940)
Acquisition of a business net of cash received	(977,761)
Net cash used in investing activities	(978,701)	-

Cash Flows From Financing Activities:
Repayment of officer advance	(10,000)	10,000
Payments on promissory notes	(261,280)	(22,000)
Shares issued for financing costs	68,400
Proceeds from the private placement of common shares	526,269	1,140,812
Proceeds from the sale of Series B Preferred Stock	1,964,600	-
Proceeds from the issuance of convertible notes	3,000	334,000
Net cash provided by investing activities	2,300,989	1,462,812

Net Increase In Cash	45,848	32,501
Cash At The Beginning Of The Period	36,959	4,458
Cash At The End Of The Period	$82,807	$36,959

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Stage It acquisition	$636,033	$-
Preferred B shares issued upon the conversion of debt and accrued interest	$319,200	$-

The accompanying notes are an integral part of these consolidated financial statements.

VNUE, INC.

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Pursuant to the Merger Agreement, at the closing of the Merger (the “Closing”), each of Stage It’s outstanding shares (including common and preferred shares) were converted into the right to receive the applicable portion of the Merger Consideration. $1,085,450 of the Merger Consideration was paid in cash and satisfaction of certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate of the Merger Agreement, and the other portion was paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, was held back for the purposes of satisfying certain contingent obligations of Stage It.

The Merger Agreement provides for the issuance of earnout shares which the company estimates will not be achieved.

On February 14 2022, the Company completed the acquisition of Stage It. As a result of the Closing, Stage It became a wholly-owned subsidiary of the Company. For the acquisition, the Company issued the initial 135,000,000 shares, paid certain amounts to Stage It vendors and will potentially pay additional amounts as detailed under Merger Consideration in the Merger Agreement.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements as of December 31, 2022, the Company had $82,807 in cash on hand, had negative working capital of $6,469,779 and had an accumulated deficit of $32,808,403. Additionally for the year ended December 31, 2022, the Company used $1,276,439 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2022, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2022 and December 31, 2021 deferred revenue amounted to $862,597 and $74,225, respectively. As of December 31, 2022, deferred revenue was comprised of two amounts, $74,225 at VNUE related to the Matchbox Twenty Tour with Rob Thomas that was cancelled due to Covid-19, and $788,372 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes will be redeemed, on average the performing artists will receive 80%, and the Company will record 20% of the value of these notes as revenue.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of December 31, 2022 and December 31, 2021.

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on December 31, 2022, because their impact would have been anti-dilutive.

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

As of December 31, 2022 and 2021, the Company’s property, which consisted solely of computers at its Stage It subsidiary, amounted to $9,134, net of accumulated depreciation and -$-0- respectively. Depreciation expense for the year ended December 31, 2022, and 2021, amounted to $28,688 and $-0- respectively.

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

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures, and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess. As of December 31, 2022 the Company determined that its goodwill and intangibles were fully impaired, and as a result recorded an impairment of goodwill and intangible assets amounting to $4,261,683 in its Statements Operations for the year ended December 31, 2022.

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

NOTE 4 – PREPAID EXPENSE

As of December 31, 2022 and December 31, 2021, the balances in prepaid expenses was $130,000 and $464,336.

	December 31, 2022	December 31, 2021
Matchbox Twenty agreement	$100,000	$100,000
Deposit with joint venture partner	30,000	-
Pre-acquisition expenses paid at Stage It	-	364,336
Total prepaid expenses	$130,000	$464,336

$100,000 of the prepaid expense in both periods relates to a January 9, 2020 agreement entered into by the Company with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales, to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4, 2020. This tour which has been delayed due to Covid-19 is expected to commence in May, 2023.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $11,818 and $100,476 for the periods ended December 31, 2022, and 2021, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2022, and 2021 the fees would have amounted to $591 and $5,024 respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

Advances from Officers/Stockholders

From time to time, officers/stockholders of the Company advance funds to the Company for working capital purposes. During the year ended December 31, 2021, the Company’s Chief Executive Officer advanced $10,000 to the Company on an interest-free basis. That amount was repaid in the fourth quarter of 2022.

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

Consideration paid

Common stock issued, 41,476,963 shares of the Company’s restricted common stock valued at $0.0101 per share	$418,917
Common stock issuable, 93,523,037 shares of the Company’s restricted common stock valued at $0.0101 per share	944,583
Net liabilities assumed	2,871,066
Cash paid	1,085,450
Fair value of total consideration paid	$5,320,016

Net assets acquired and liabilities assumed

Cash and cash equivalents	$107,689
Computer equipment	36,882
Total assets	144,571

Accounts payable and accrued liabilities	1,711,349
Notes payable	526,385
Deferred revenue	777,903
Total liabilities	$3,015,637

Net liabilities assumed	$2,871,066

The Company has allocated the fair value of the total consideration paid of $10,400,000 to goodwill and $2,600,000 to intangible assets with a life of three years. The value of goodwill represents Stage It’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on March 31, 2022 and did not completed a valuation study with an independent third party During the year ended December 31, 2022, the Company recorded $758,333 in amortization expense.

On December 31, 2022 the Company, based on its internal analysis estimated that its Stage It subsidiary would not achieve its Earnout and that all of the goodwill and intangible assets relating to the acquisition of Stage It was fully impaired. As a result the Company recorded an impairment of goodwill and intangible assets charge net of the earnout reversal of $4,262,683 on its Statements of Operations for the year ended December 31, 2022.

The amount of $4,262,683 was calculated as follows:

Goodwill impairment	$10,400,000
Intangible assets impairment	1,542,847
Reversal of Earnout liability	(7,679,984)

Net impairment	$4,262,863

NOTE 7 – DEFERRED REVENUE

As of December 31, 2022 and December 31, 2021 deferred revenue amounted to $862,597 and $74,225, respectively. As of December 31, 2022, deferred revenue was comprised of two amounts, $74,225 at VNUE related to the Matchbox Twenty Tour with Rob Thomas that was cancelled due to Covid-19, and $788,372 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes will be redeemed, on average the performing artists will receive 80%, and the Company will record 20% of the value of these notes as revenue.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2022, and December 31, 2021:

	December 31, 2022	December 31, 2021
Accounts payable and accrued expense	$2,389,231	$588,275
Accrued interest	282,612	189,527
Soundstr Obligation	145,259	145,259
Total accounts payable and accrued liabilities	$2,817,102	$923,061

NOTE 9 – PURCHASE LIABILITY

The balance of the company’s Purchase Liability at December 31, 2022, and December 31, 2021 was $-0- and $300,000, respectively.

Under the terms of the business acquisition of Stage It described in Note 6, during the year ended December 31, 2022 the Company had a contingent Earnout Liability of $7,679,984 due to the shareholders of Stage It if Stage It operations achieve certain EBITDA operating milestones. As of December 31, 2022 the Company estimated that the Earnout would not be achieved and wrote down the Earnout liability to zero as an offset against goodwill. See Note 6.

On October 16, 2017, the Company entered into an agreement with PledgeMusic, Inc. (the “Seller”), whereby the Company acquired the digital live music distribution platform “Set.fm” from PledgeMusic. The purchase price for the acquisition was comprised of $50,000 paid in cash, and a purchase liability of $300,000.

The purchase liability was payable on the net revenues derived from VNUE’s live recording and content business and must be paid in full to the Seller no later than the three (3) year anniversary of the date of the agreement, or October 16, 2020. If the Company fails to pay the Seller the purchase liability on time, the Seller may request at any time within one hundred eighty days (180) days following the (3) year anniversary of the asset purchase agreement, that the Company immediately forfeit, convey, assign, and transfer to the Seller all or any of the Purchased Assets so requested by the Seller for no additional consideration. The Company has had no correspondence regarding this liability with Pledge Music, who declared bankruptcy in 2019.

NOTE 10 – SHARES TO BE ISSUED

As of December 31, 2022 and December 31, 2021 the balances of shares to be issued were 975,174 and $247,707. The balance as of December 31, 2022 is comprised of the following:

●	As of December 31, 2021 the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707 for past services provided and for an acquisition in previous years.

●

During the year ended December 31, 2022, pursuant to the acquisition of Stage It described throughout this Report, an additional 72,026,422 shares remain issuable to Stage It shareholders valued at $727,647.

NOTE 11 – NOTES PAYABLE

The balance of the Notes Payable outstanding as of December 31, 2022, and December 31, 2021, was $1,134,262 and $869,157, respectively. The balances as of December 31, 2021 were comprised of two notes amounting to $12,000 and an 8% note for $857,157 due to Ylimit payable on September 30, 2022. On September 24, 2022 the maturity date of this Note was extended to September 30, 2023 on the same terms and conditions.

During 2022 one of the two notes comprising the $12,000 was paid off leaving a $3,000 past due note accruing interest at 10%

During the year ended December 31, 2022, the Company added $274,105 in note liabilities pursuant to the Stage It acquisition. These notes currently are not accruing interest and are past due.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	December 31, 2022	December 31, 2021
Various Convertible Notes	$43,500	43,500
Golock Capital, LLC Convertible Notes (a)	339,011	339,011
Other Convertible Notes (b)	88,203	253,203
Total Convertible Notes	$470,714	635,714

(a)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of December 31, 2022 all of the Golock notes amounting to $339,011 were past due.

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

(b)	During the year ended December 31, 2021, GHS Investments funded an 8%, $165,000 convertible promissory note maturing on November 16, 2021. This note was converted to equity during the three months ended June 30, 2022. As of December 31, $73,204 of these notes due to one lender are past due. This lender is associated with Golock and the Company is disputing the validity of this note.

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 2,000,000,000 shares of $0.0001 par value common stock. As of December 31, 2022, and December 31, 2021, there were 1,676,014,753 and 1,411,799,497 shares of common stock issued and outstanding respectively.

Preferred Stock Series A

On July 2, 2019, the Company filed a Certificate of Amendment (the “Charter Amendment”) to the Company’s Articles of Incorporation (as amended to date, the “Articles of Incorporation”) with the Secretary of State of the State of Nevada. The Charter Amendment increased the Company’s capitalization to 2,000,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock, of which 5,000,000 were designated as Series A Convertible Preferred Stock.

As of December 31, 2022 and 2021 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 shares of Series A Preferred Stock issued and outstanding.

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

As of December 31, 2022, and December 31, 2021, there were 4,250,579 shares of Series A Preferred issued and outstanding.

Preferred Stock Series B (Update)

On January 3, 2022, the Company authorized and designated a class of 1,600 shares, par value $0.0001 of Series B Convertible Preferred Stock (“Series B Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series 5 Designation”).

During the year ended December 31, 2022 the Company issued 2,305 Preferred B shares to GHS. These share shares were valued as follows:

●	1,980 shares were used to raise $1,964,600 in gross proceeds

●	266 shares were used to retire $319,200 in debt

●	59 shares were used to pay financing fees -these shares were valued at $68,400

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company issued 279,655,690 warrants, with a five year life, at an average strike price of $0.0788

A summary of warrants is as follows:

	Number of Warrants	Weighted Average Exercise
Balance outstanding, December 31, 2020	23,805,027
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, December 31, 2021	15,800,319	$0.00475
Warrants exercised or forfeited	(15,800,319)
Warrants granted during the year ended December 31, 202	279,655,690	$0.00788	(a)
Balance outstanding and exercisable, December 31, 2022	279,655,690

(a)	The strike price is subject to adjustment based on the market price of the Company’s stock price

Information relating to outstanding warrants on December 31, 2022, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on December 31, 2022 is approximately 4.51 years. As of December 31, 2022 there were 70,013,989 warrants “in the money” at an average price of $0.002845 with an intrinsic value of approximately $39,000.

Preferred Stock Series C

On May 25, 2022 the Company authorized and designated a class of 10,000 shares of Series C Preferred Stock, par value $0.0001. The holders of the Series C Preferred Stock shall have the right to cast one million (1,000,000) votes for each share held of record on all matters submitted to a vote of holders of the Company’s common stock. On the same date, the Company issued to each of Zach Bair, CEO & Chairman, Anthony Cardenas, CCO and Director, and Lou Mann, EVP and Director, 1,000 shares of this newly created Series C Preferred Stock for services rendered. These share which represented 3,000,000,000 (billion) votes was valued at the trading price of the Company’s securities of $0.0051 on the date of Board of Director approval. As a result the Company recorded a non-cash charge of $15,300,000 on its Statement of Operation for the three months ended June 30, 2022. As of December 31, 2022 and December 31, 2021, the were 3,000 shares of Series C Preferred Stock outstanding.

NOTE 14 – COMMITMENT AND CONTINGENCIES

Litigation

Legal Matters

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

On December 10, 2021, the Power Up Parties filed their pre-motion conference request letter with the Court regarding their forthcoming motion to dismiss the Company’s complaint. On December 17, 2021, the Company filed its opposition thereto. On January 26, 2022, the Company filed its amended complaint, which asserted the same causes of action set forth in the initial complaint, and further alleged that Power Up made material misstatements in connection with the purchase and sale of the Company’s securities in violation of Section 10(b) of the Act and, thus, the Company is entitled to recessionary relief from the Notes and SPAs pursuant to Section 29(b) of the Act.

On February 9, 2022, the Court ordered an initial conference. The initial conference is currently scheduled for May 16, 2022, at 12:00 p.m. (EST). As of the date hereof, the Company intends to litigate its claims for relief against the Power Up Parties.

On June 7, 2022, the Company filed a voluntary dismissal of the action because the parties’ reached a confidential settlement.

Golock Capital, LLC and DBW Investments, LLC v. VNUE, Inc. On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs’ complaint alleges that the Company is in breach of certain convertible promissory notes and securities purchase agreements separately entered into with Golock and DBW and seeks declaratory judgment, injunctive relief, and specific performance against the Company.

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

On September 1, 2022, the Company filed an amended answer with counterclaims against the Plaintiffs and their control persons asserting claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Act. On September 23, the Plaintiffs filed a motion to dismiss the counterclaims.

On February 14, 2023, the Court granted the motion to dismiss and also dismissed all claims against the Plaintiffs’ control persons. The Company remains committed to actively litigating its affirmative defenses under the Act of and RICO.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2023 the Company issued a total of 139,844,769 common shares to GHS for gross proceeds of approximately $355,000, and 117 Preferred B to GHS for approximately in $111,000 gross proceeds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15c under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our principal executive officer and principal accounting officer concluded, as of December 31, 2022, due to weaknesses in our internal controls described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by COSO.

BF Borgers CPA PC, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2022, pursuant to rules of the SEC.

Changes in Internal Control

During the year ended December 31, 2022, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
M. Zach Bair	59	Chairman, Chief Executive Officer and Chief Accounting Officer
Anthony Cardenas	55	Director, Chief Financial Officer and Vice President of Artist Development
Louis Mann	70	Executive Vice President and Director

M. Zach Bair, 59, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was Founder, President and Chief Executive Officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006, Mr. Bair was Founder, Chairman and Chief Executive Officer of Immediatek, Inc., a music technology company Mr. Bair took public in 2002. Mr. Bair is an accomplished audio and video producer, and has been a voting member of the Recording Academy (the Grammys™) since 2012. Mr. Bair has significant experience in implementing and commercializing an “instant media” business model. After selling the original DiscLive in 2006 as part of Immediatek, Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. Mr. Bair’s extensive experience in the instant media space led to the conclusion that he should serve as a director of VNUE.

Anthony Cardenas, 55, Director, Chief Creative Officer and Vice President of Artist Relations, joined VNUE, Inc. in May 2016. Prior to Mr. Cardenas’ role with our Company, he was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing. From January 2002 to January 2012, Mr. Cardenas was employed as the President and Co-Founder of DiskFactory.com. Mr. Cardenas’ background makes him well qualified to serve as a director.

Significant Employees

Louis Mann, 70, the Company’s Executive Vice President and Director, joined VNUE in September 2017. Prior to joining VNUE, Mr. Mann was the President of the Media Properties division of House of Blues International since June 1999. During his musical career, Mr. Mann was involved with the development of new artists such as Whitney Houston, The Alan Parsons Project, and Barry Manilow. He served as Senior Vice President and General Manager of Capital Records, Inc. from October 1988 to December 2002, where he was in charge of developing the strategic vision for the company. Mr. Mann also founded the Third Day Partnership, LLC.

Jock Weaver, 63, is a Special Advisor to the Company and joined VNUE in December 2018. Mr. Weaver founded and serves as Chairman of Heritage Trust Company, a private equity firm that provides advisory services to growing businesses and can efficiently access debt and equity capital. Mr. Weaver is the youngest person in history to list a company on the London Stock Exchange and the American Stock Exchange. He has over 35 years of business experience in mergers, acquisitions, and the development of growth companies at an international level. Mr. Weaver founded TBA Entertainment Company in February 1994, one of the nation’s larger live event companies. Mr. Weaver served as the President of Hard Rock Café International, an English public company, from January 1986 to January 1989.

Jeff Zakim, 48, our Vice President of Business Development and Content Curation, joined VNUE, Inc. in October 2017. Prior to his employment with the Company, Mr. Zakim acted as a consultant from July 2015 to October 2017 for his own consultancy firm, Zakim Digital LLC. Prior to this, Mr. Zakim was employed with NAPC from September 2014 to July 2015. Mr. Zakim was employed by Eleven Seven Music Group, Inc. from January 2014 to August 2015 and Razor and Tie Enterprises, LLC from October 2012 to December 2013. From January 2011 to November 2011, Mr. Zakim was employed by Ruckus Media Group, LLC, and from 2001 to November 2011, he was employed by EMI Music, Inc. Mr. Zakim has a Bachelor of Science degree in communications from Towson State University.

Term of Office

Our directors are appointed and shall hold office until his successor is elected and qualified, in accordance with our bylaws.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Zach Bair,	2022	170,000							170,000
CEO(2)	2021	170,000	0	0	0	0	0	0	170,000

Louis Mann,	2022	$60,000							60,000
EVP(1)(4)	2021	$60,000	0	0	0	0	0	0	60,000

Anthony Cardenas	2022	$-
	2021	$-

Equity Incentive Plan

On October 4, 2022, the Company adopted an Equity Compensation Plan. The terms of the plan are as follows:

PART I – GENERAL COMPENSATION (“COMPENSATION LEVELS”)

Executives in VNUE will be paid in accordance with similar companies, at similar levels, and at similar stages of development. Compensation levels, which will become effective post-funding of $2,500,000 to $5,000,000, will be communicated and formalized via email. New salaries require “full time” participation, meaning substantially all of the employee’s or contractor’s time devoted to furthering VNUE’s business objectives.

PART II – BONUS COMPENSATION (“BONUS COMPENSATION”)

Bonus Compensation will be rewarded, at the option of the recipient, in restricted shares of the Company’s common securities, or cash, in a strategic transaction, subsidiary, joint venture, contract right, intellectual property, merger, acquisition, royalties or other asset, or in any combination of the above. This compensation will be rewarded based on identifying, negotiating, contracting or otherwise playing a team role with other key personnel in the closing of (a) revenue deals, (b) funding deals, or (c) strategic deals, mergers or acquisitions.

The Bonus Compensation will be 20% of what the value is to the Company, will be shared equally between the key personnel who took a direct role in securing the opportunity, and will be rewarded at the time the company either (a) closes a funding deal, (b) completes an acquisition, or (c) when the company realizes revenues, profits, EBITDA, free cash flow, cash distributions, dividends, sale proceeds, or other value of any kind. This includes goal-related acquisitions, whereby shares are awarded to acquisition targets based on performance.

The Bonus Compensation is based on the net consideration delivered to the company and will be paid quarterly in arrears. This means, if, for example, two employees secure $100,000 in funding, less the broker fee of $20,000, the Bonus Compensation would be rewarded based on the $80,000 the Company receives, which would be $16,000 in performance-based incentive compensation that would be split between the two employees. In another example, if an employee brings a revenue deal to StageIt, and that deal generates $100,000 (in the current StageIt Model), the Company would net $20,000. Therefore, that employee would receive $5,000 in performance-based incentive compensation.

For revenue deals, this may be delivered in the Company’s restricted common stock, cash (at the time it is realized), or a combination of the two. Performance-based incentive compensation will be rewarded only when value is realized, or when transactions are complete, quarterly, in arrears (in some cases, when possible, the Company may, at its discretion, accelerate these rewards). For further clarification, the recently completed StageIt transaction and related equity finance line are included in this plan, as are proposed transactions in the last stages of closing. As with all other transactions, when there is a contingent nature to a transaction, such as StageIt, or like the equity finance line, performance-based compensation will only be paid on consideration actually paid, or value actually received over time as the contingent nature of the transactions are actually satisfied. Additionally, performance-based incentive compensation for funding deals shall only be paid in stock of the company, and the company will endeavor to issue the shares in as tax-advantaged a way as possible.

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

Audit Committee

We do not have an audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board of Directors when performing the functions of what would generally be performed by an audit committee. The Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters, including fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation of Directors

For the years ended December 31, 2022 and 2021, no members of our board of directors received compensation in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the ownership, as of the date of this Annual Report, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

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

This table is based upon information derived from our stock records as of April 10, 2023. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 1,815,859,522 shares of common stock, 4,250,579 shares of Series A Preferred Stock and 3,000 shares of Series C Preferred Stock outstanding as of April 14, 2023. GHS Investments LLC holds 100% of the 2,422 shares of Series B convertible shares, which can be converted into approximately 830,400,000 shares of common stock.

	Common Stock			Series A Preferred Stock		Series C Preferred Stock
	Number of Shares Owned		Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owner	Percentage of Class
Zach Bair	105,000,980	(1)	5.8%	1,497,347	35.2%	1,000	33.3%
Anthony Cardenas	14,001,000	(2)	*	260,000	6.1%	1,000	33.3%
Louis Mann	52,501,021	(3)	2.9%	748,429	17.6%	1,000	33.3%
All Directors and Executive Officers as a Group (3 persons)	171,503,001	(4)	9.4%	2,505,776	59.0%	3,000	100%
5% Holders
Thomas Jackson Weaver III	52,500,000	(5)	2.9%	1,050,000	24.7%	-	-

*	Less than 1%

(1)	Includes 30,082,630 shares of common stock owned by Mr. Bair, 1,498,347 Series A Preferred Stock owned by Mr. Bair, which converts into 74,917,350 shares of common stock, and 1,000 shares of Series C Preferred Stock owned by Mr. Bair, which converts into 1,000 shares of common stock.
(2)	Includes 1,000,000 shares of common stock owned by Mr. Cardenas, 260,000 Series A Preferred Stock owned by Mr. Cardenas, which converts into 13,000,000 shares of common stock, and 1,000 shares of Series C Preferred Stock owned by Mr. Cardenas, which converts into 1,000 shares of common stock.
(3)	Includes 15,078,571 shares of common stock owned by Mr. Mann, 748,429 shares of Series A Preferred Stock owned by Mr. Mann, which converts into 37,421,450 shares of common stock, and 1,000 shares of Series C Preferred Stock owned by Mr. Mann, which converts into 1,000 shares of common stock.
(4)	Includes all common stock held by such directors or officers as a group, as well as the voting power of all Series A Preferred Stock owned by such persons.
(5)	Includes the voting power of 1,050,000 shares of Series A Preferred Stock which convert into 52,500,000 shares of common stock.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association, and, as a result, we are not at this time required to have our Board comprised of a majority of “Independent Directors.” We do not believe that our directors currently meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

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

Revenues of $359,147 and $100,476 for the periods ended December 31, 2022 and 2021, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2022 and 2021, the fees would have amounted to $591 and $5,024, respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

Accrued Payroll to Officers and Advances from Officers

Accrued payroll due to two officers was $212,250 and $233,750 as of December 31, 2022, and December 31, 2021, respectively. Zach Bair’s compensation is $170,000 per year.

During the year ended December 31, 2022, the Company’s Chief Executive Officer, Zach Bair, advanced $10,000 to the Company. This loan was made on an interest-free basis and is payable on demand. As of December 31, 2022, the Company had a balance of $-0- due to its Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2022 and 2020 for professional services rendered by our independent registered public accounting firm

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit fees	$84,000	$50,000
Total	$84,000	$50,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2022 and 2021 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2022 and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2022 and 2021 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Pre-Approval Policies and Procedures

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

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

VNUE, INC

Date: April 17, 2023	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal	April 17, 2023
Zach Bair	Accounting Officer and Chairman

/s/ Anthony Cardenas	Director	April 17, 2023
Anthony Cardenas

/s/ Louis Mann	Director	April 17, 2023
Louis Mann