Form 10-Q
period 2023-03-31
VNUE, Inc.
filed 2023-05-19
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Securities registered pursuant to Section 12(g) of the Act: Common stock, $.0001 par value

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

The number of shares of registrant’s common stock outstanding as of May 18, 2023 was 1,859,252,043.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$54,191	$82,807
Prepaid expenses	261,100	130,000
Total current assets	315,291	212,807
Fixed assets, net	-	9,134
Total assets	$315,291	$221,941

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,886,567	$2,817,104
Shares to be issued	975,174	975,174
Accrued payroll-officers	198,550	212,250
Dividends payable	276,083	210,486
Notes payable	1,159,262	1,134,262
Deferred revenue	872,990	862,597
Convertible notes payable, net	470,714	470,714
Total current liabilities	6,839,340	6,682,587
Total liabilities	6,839,340	6,682,587

Commitments and Contingencies		-

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 4,250,579 and 4,250,579 issued and outstanding as of March 31, 2023 and December 31, 2022	425	425
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,422 and 2,305 issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Preferred C stock, par value $0.0001: 100,000 shares authorized; 3,000 and -0- issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 4,000,000,000 shares authorized; 1,783,508,869 and 1,676,014,753 shares issued and outstanding, as of March 31, 2023, and December 31, 2022, respectively	178,350	167,601
Additional paid-in capital	30,544,579	30,179,731
Accumulated deficit	(37,247,403)	(36,808,403)
Total stockholders’ deficit	(6,524,049)	(6,460,646)
Total Liabilities and Stockholders’ Deficit	$315,291	$221,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenues - related party	$3,875	$5,049
Revenue, net	84,870	36,621
Total revenue	88,745	41,670
Direct costs of revenue	48,202	40,513
Gross profit	40,543	1,157
Operating expenses:
General and administrative expense	104,817	63,202
Payroll expenses	127,101	121,551
Professional fees	120,775	351,953
Amortization of intangible assets	-	108,333
Total operating expenses	352,693	645,039
Operating loss	(312,150)	(643,882)
Other income (expense), net
Financing costs	(61,254)	(549,224)
Other income (expense), net	(61,254)	(549,224)
Net loss	$(373,404)	$(1,193,106)
Preferred B Stock dividends	(65,596)	-
Net loss available to common shareholders	$(439,000)	$(1,193,106)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	1,714,131,603	1,415,312,830

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2021

(Unaudited)

							Par value $0.0001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2021	4,250,579	$425	-	$-	-	$-	1,411,799,497	$141,177	$10,900,652	$(13,835,294)	$(2,793,040)

Issuance of Preferred B shares			1,500						1,500,000		1,500,000

Financing fee paid in Pref B shares			35						42,000		42,000

Beneficial conversion feature of Pref B shares convertible notes									300,000		300,000

Shres issued for services							6,000,000	600	56,200		56,800

Shares issued upon conversion of convertible notes payable							41,476,963	4,148	414,770		418,918

Net loss		-				-				(1,193,106)	(1,193,106)

Balance, March 31, 2022	4,250,579	$425	1,535	$-	-	$-	1,459,276,460	$145,925	$13,213,622	$(15,028,400)	$(1,668,428)

							Par value $0.0001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2022	4,250,579	$425	2,305	$-	-	$-	1,676,014,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

Issuance of Preferred B Shares for cash			111						111,000		111,000

Financing fee paid in Preferred B shares			6						6,000		6,000

Series B dividends										(65,596)	(65,596)

Shares issued from the Company’s equity line for cash							107,494,116	10,749	247,848		258,597

Net loss		-				-				(373,404)	(373,404)

Balance, March 31, 2023	4,250,579	$425	2,422	$-	-	$-	1,783,508,869	$178,350	$30,544,579	$(37,247,403)	$(6,524,049)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(373,404)	$(1,193,106)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	9,134	1,880
Amortization of intangible assets	-	108,333
Change in the fair value of derivatives	-	300,000
Beneficial conversion feature of Preferred B stock	11,000	-
Shares issued for financing costs	6,000	42,000
Shares issued for services	-	56,800
Changes in operating assets and liabilities
Prepaid expenses	(131,100)	364,336
Accounts payable and accrued interest	69,464	67,820
Deferred revenue	10,393	5,198
Accrued payroll officers	(13,700)	(2,000)
Net cash used in operating activities	(412,213)	(248,739)

Cash Flows From Investing Activities:
Acquisition of a business net of cash received		(977,761)
Net cash used in investing activities	-	(977,761)

Cash Flows From Financing Activities:
Proceeds from the Company’s equity line from the sale of common stock	258,597
Payments on promissory notes	25,000	(253,000)
Proceeds from the sale of Series B Preferred Stock	100,000	1,500,000
Proceeds from the issuance of convertible notes	-	3,000
Net cash provided by investing activities	383,597	1,250,000

Net Increase (Decrease) In Cash	(28,616)	23,500
Cash At The Beginning Of The Period	82,807	36,958
Cash At The End Of The Period	$54,191	$60,458

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements as of March 31, 2023, the Company had $54,191 in cash on hand, had negative working capital of $6,524,049 and had an accumulated deficit of $37,247,403. Additionally, for the three months ended March 31, 2023, the Company used $412,213 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s March 31, 2023, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Consolidation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

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

Stage It receives revenue through a percentage of ticket sales and tipping. This show-based revenue creates a pool that is shared with the performing artist. Once a show is completed, the revenue that has been created through tickets and tips is allocated. Typically, Stage It retains 20% of the revenue as an agent and the artist receives 80% of the revenue as the performer; however, there are occasions when the profit split has different ratios. Revenue is recognized once a show is complete and the performance obligation to the consumer has been met. Since Stage It acts as an agent, revenue is recorded on a net basis only on the 20% portion, less direct expenses such as broadcast costs, merchant processing fees, bank services charges, license fees and the cost of production.

The Company also recognizes revenue from the sale of CDs and USB drives that contain the recording of live concerts and are made available to concert attendees immediately after the show and online. Revenue is recognized on the sale of a product when our performance obligation is completed, which is when the risk of loss transfers to our customers and the collection of the receivable is reasonably assured, which generally occurs when the product is purchased.

As of March 31, 2023 and December 31, 2022, deferred revenue amounted to $872,990 and $862,597, respectively. As of March 31, 2023, deferred revenue was comprised of two amounts, $74,225 at VNUE related to the Matchbox Twenty Tour with Rob Thomas that was cancelled due to Covid-19, and $798,765 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average, the performing artists will receive approximately 80%, and the Company will record 20% of the value of these notes as revenue.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation allowance for the deferred tax asset and the accruals for potential liabilities. Actual results could differ from these estimates.

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

The carrying amounts of financial instruments, such as cash, and accounts payable and accrued liabilities, approximate the related fair values due to the short-term maturities of these instruments. The carrying values of our notes payable approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of March 31, 2023 and December 31, 2022.

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on March 31, 2023, because their impact would have been anti-dilutive.

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

As of March 31, 2023, the Company’s property, which consisted solely of computers at its Stage It subsidiary, was fully depreciated. Depreciation expense for the three months ended March 31, 2023, and 2022, amounted to $9,134 and $1,880, respectively.

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

Goodwill is not amortized but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company-specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures, and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then an impairment loss is recognized in an amount equal to the excess. As of December 31, 2022, the Company determined that its goodwill and intangibles were fully impaired, and as a result, recorded an impairment of goodwill and intangible assets amounting to $4,261,683 in its Statements Operations for the year ended December 31, 2022.

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

NOTE 4 – PREPAID EXPENSE

As of March 31, 2023 and December 31, 2022, the balances in prepaid expenses was $261,100 and $130,000.

	March 31, 2023	December 31, 2022
Matchbox Twenty agreement	$100,000	$100,000
Deposit with joint venture partner	161,100	30,000
Total prepaid expenses	$261,100	$130,000

$100,000 of the prepaid expense in both periods relates to a January 9, 2020 agreement entered into by the Company with recording and performance artist, Matchbox Twenty “MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4, 2020. This tour which has been delayed due to Covid-19 is expected to commence in May 2023.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $3,875 and $5,049 for the periods ended March 31, 2023, and 2022, respectively, were recorded using the assets licensed under this agreement. For the periods ended March 31, 2023, and 2022 the fees would have amounted to $194 and $252, respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

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

The Merger Agreement has been included to provide investors with information regarding its terms. The representations, warranties, and covenants contained in the Merger Agreement were made only for the purposes of the Merger Agreement, were made as of specific dates, were made solely for the benefit of the parties to the Merger Agreement, and may not have been intended to be statements of fact, but rather as a method of allocating risk and governing the contractual rights and relationships among the parties to the Merger Agreement. In addition, such representations, warranties, and covenants may have been qualified by certain disclosures not reflected in the text of the Merger Agreement and may apply standards of materiality and other qualifications and limitations in a way that is different from what may be viewed as material by the Company’s shareholders. None of the Company’s shareholders or any other third party should rely on the representations, warranties, and covenants, or any descriptions thereof, as characterizations of the actual state of facts or conditions of the Company, the Company, Merger Sub, or any of their respective subsidiaries or affiliates

For the acquisition of Stage It, the following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired and liabilities assumed:

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

The Company has allocated the fair value of the total consideration paid of $10,400,000 to goodwill and $2,600,000 to intangible assets with a life of three years. The value of goodwill represents Stage It’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on March 31, 2022, and did not complete a valuation study with an independent third party. During the year ended December 31, 2022, the Company recorded $758,333 in amortization expense.

On December 31, 2022, the Company, based on its internal analysis, estimated that its Stage It subsidiary would not achieve its Earnout and that all of the goodwill and intangible assets relating to the acquisition of Stage It was fully impaired. As a result, the Company recorded an impairment of goodwill and intangible assets charge net of the earnout reversal of $4,262,683 on its Statements of Operations for the year ended December 31, 2022.

The amount of $4,262,683 was calculated as follows:

Goodwill impairment	$10,400,000
Intangible assets impairment	1,542,847
Reversal of Earnout liability	(7,679,984)
Net impairment	$4,262,863

NOTE 7 – DEFERRED REVENUE

As of March 31, 2023 and December 31, 2022, deferred revenue amounted to $872,990 and $862,597, respectively. As of March 31, 2023, deferred revenue was comprised of two amounts, $74,225 at VNUE related to the Matchbox Twenty Tour with Rob Thomas that was cancelled due to Covid-19, and $798,765 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average, the performing artists will receive 80%, and the Company will record 20% of the value of these notes as revenue.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Accounts payable and accrued expense	$2,435,129	$2,389,231
Accrued interest	306,178	282,612
Soundstr Obligation	145,259	145,259
Total accounts payable and accrued liabilities	$2,886,566	$2,817,102

NOTE 9 – SHARES TO BE ISSUED

As of March 31, 2023 and December 31, 2022, the balances of shares to be issued were 975,174 and $975,174, respectively. The balance as of March 31, 2023 is comprised of the following:

●	As of December 31, 2022, the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707 for past services provided and for an acquisition in previous years.

●	During the year ended December 31, 2022, pursuant to the acquisition of Stage It described throughout this Report, an additional 72,026,422 shares remain issuable to Stage It shareholders valued at $727,647.

NOTE 10 – NOTES PAYABLE

The balance of the Notes Payable outstanding as of March 31, 2023, and December 31, 2022, was $1,159,262 and $1,134,262, respectively. The balances as of March 31, 2023, were comprised of numerous 8% notes for $885,157 due to Ylimit, payable on September 30, 2023, and $274,104 in notes due to former Stage It shareholders.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	March 31, 2023	December 31, 2022
Various Convertible Notes(a)	$131,703	131,703
Golock Capital, LLC Convertible Notes(b)	339,011	339,011
Total Convertible Notes	$470,714	470,714

(a)

This total is comprised of six convertible notes with five different noteholders. With the exception of one note for $28,500 due to a former related party which is interest free, all of the remaining notes at a 10% interest rate are past due their maturity. The Company has not received any default notices on these notes and continues to accrue interest on these notes. Additionally, $73,204 of these notes due to DBW Investments is in dispute.

(b)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Golock”) in the principal amount of $40,000 with an interest rate of 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for Golock to enter into this agreement with the Company, the Company issued warrants to Golock to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that Golock requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance, as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to the principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months, exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that Golock requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331, and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019 was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of March 31, 2023, all of the Golock notes amounting to $339,011 were past due.

As a result, Golock has assessed the Company additional penalties and interest of $1,172,782. The Company disagrees with the accrued interest and penalties due to Golock. Initially, the Company recorded this amount as a liability on its balance during the period ended 2021. Subsequently, during the three-month period ended September 30, 2021, the Company obtained a legal opinion supporting its position that these charges were egregious and reversed the liability on its balance sheet. The Company intends to litigate this amount as well as the validity of the principal and interest outstanding if a settlement on a vastly reduced amount cannot be reached.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 4,000,000,000 shares of $0.0001 par value common stock. As of March 31, 2023, and December 31, 2022, there were 1,783,508,869 and 1,676,014,753 shares of common stock issued and outstanding, respectively. During the three months ended March 31, 2023, the Company sold 107,494,116 common shares pursuant to the terms of its equity line and raised $258,597 in proceeds.

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

As of March 31, 2023 and 2022 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 shares of Series A Preferred Stock issued and outstanding.

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

As of March 31, 2023, and December 31, 2022, there were 4,250,579 shares of Series A Preferred issued and outstanding.

Preferred Stock Series B (Update)

On January 3, 2022, the Company authorized and designated a class of 2,500 shares, par value $0.0001, of Series B Convertible Preferred Stock (“Series B Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series 5 Designation”).

During the three months ended March 31, 2023, the Company issued 117 Preferred B shares to GHS. These share shares were valued as follows:

●	6 shares were considered financing fees valued at $6,000

●	111 shares were used to raise 111,000 in cash

As of March 31, 2023, there were 2,422 Preferred B shares outstanding.

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company issued 279,655,690 warrants, with a five-year life, at an average strike price of $0.0788.

A summary of warrants is as follows:

	Number of Warrants	Weighted Average Exercise
Balance outstanding, December 31, 2020	23,805,027
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, December 31, 2021	15,800,319	$0.00475
Warrants exercised or forfeited	(15,800,319)
Warrants granted during the year ended December 31, 2022	279,655,690	$0.00788	(a)
Balance outstanding and exercisable, December 31, 2022	279,655,690
Warrants exercised or forfeited	-
Warrants granted during the three months ended March 31, 2023	55,785,127
Balance outstanding and exercisable, March 31, 2023	335,440,817

(a)	The strike price is subject to adjustment based on the market price of the Company’s stock price.

Information relating to outstanding warrants on March 31, 2023, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on March 31, 2023 is approximately 4.26 years. As of March 31, 2023, there were 58,013,989 warrants “in the money” at an average price of $0.00279 with an intrinsic value of approximately $93,000.

Preferred Stock Series C

On May 25, 2022, the Company authorized and designated a class of 10,000 shares of Series C Preferred Stock, par value $0.0001. The holders of the Series C Preferred Stock shall have the right to cast one million (1,000,000) votes for each share held of record on all matters submitted to a vote of holders of the Company’s common stock. On the same date, the Company issued to each of Zach Bair, Chief Executive Officer & Chairman, Anthony Cardenas, Chief Financial Officer and Director, and Lou Mann, Executive Vice President and Director, 1,000 shares of this newly created Series C Preferred Stock for services rendered. These share which represented 3,000,000,000 (billion) votes, was valued at the trading price of the Company’s securities of $0.0051 on the date of Board of Director approval. As a result, the Company recorded a non-cash charge of $15,300,000 on its Statement of Operation for the three months ended June 30, 2022.

As of March 31, 2023 and December 31, 2022, there were 3,000 shares of Series C Preferred Stock outstanding.

NOTE 13 – COMMITMENT AND CONTINGENCIES

Litigation

Legal Matters

In the matter of VNUE, Inc. v. Power Up Lending Group, Ltd. On October 6, 2021, the Company commenced an action against Power Up Lending Group, Ltd. (“Power Up”) and Curt Kramer (“Kramer”) (Power Up and Kramer together, the “Power Up Parties”) in the United States District Court for the Eastern District of New York. The complaint alleges that: (1) Power Up is an unregistered dealer acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”) and, pursuant to Section 29(b) of the Act, the Company is entitled to recessionary relief from certain convertible promissory notes (“Notes”) and securities purchase agreements (“SPAs”) entered into by the Company and Power Up; (2) Kramer is liable to the Company as the control person of Power Up pursuant to Section 20(a) of the Act; and (3) Power Up is liable to the Company for unjust enrichment arising from the Notes and SPAs.

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

On December 2, 2021, the Golock Plaintiffs filed their amended complaint, which asserted the same causes of action set forth in the initial complaint and an additional cause of action for unjust enrichment. On January 19, 2022, the Company filed its answer with affirmative defenses to the amended complaint. As to its affirmative defenses, the Company asserted that the Golock Plaintiff’s claims are barred because: (1) the Golock Plaintiffs are unregistered dealers acting in violation of Section 15(a) of the Securities Exchange Act of 1934 (the “Act”), and, pursuant to Section 29(b) of the Act, that the Company is entitled to recessionary relief from the certain convertible promissory notes and securities purchase agreements at issue in the amended complaint; and (2) that the convertible promissory notes are, in fact, criminally usurious loans that impose interest onto the Company at a rate that violates New York Penal Law § 190.40 and, therefore, the subject convertible notes are void ab initio pursuant to New York’s usury laws.

On January 20, 2022, the Court ordered that the parties submit a joint letter in lieu of a pretrial conference on or before February 3, 2022. As of the date hereof, the Company intends to vigorously defend itself against the Golock Plaintiff’s claims.

On September 1, 2022, the Company filed an amended answer with counterclaims against the Golock Plaintiffs and their control persons asserting claims under the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Act. On September 23, the Golock Plaintiffs filed a motion to dismiss the counterclaims.

On February 14, 2023, the Court granted the motion to dismiss and also dismissed all claims against the Golock Plaintiff’s control persons. The Company remains committed to actively litigating its affirmative defenses under the Act of and RICO.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Company sold 70,757,457 common shares pursuant to its equity line of credit with GHS and raised approximately $198,000 in gross proceeds.

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

Presentation of Information

As used in this quarterly report, the terms “we”, “us”, “our” and the “Company” mean VNUE, Inc. and its subsidiaries unless the context requires otherwise.

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

Until the acquisition of Stage It, described below, we had two products:

●	Set.fm™ / DiscLive Network™ - Our consumer app platform allows customers to download and purchase, via their individual mobile device, the concert they just attended. There are also physical collectible products that are recorded and sold at shows as well as online through the Company’s exclusive partner DiscLive Network™. The app itself is free to download and allows for in-app purchases regarding the content. (Currently, this is the only platform that generates any revenue for the Company.)

●	Soundstr™ - a comprehensive music identification and rights management Cloud platform that we are developing, when fully deployed, can accurately track and audit public performances of music, creating a more transparent ecosystem for general music licensing and associated royalty payments, which will help ensure the correct stakeholders are compensated through the use of our “big data” collection.

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

Pursuant to the Merger Agreement, each of Stage It’s outstanding shares (including common and preferred shares) will be converted into the right to receive the applicable portion of the Merger Consideration. A portion of the Merger Consideration will be paid in cash and take the form of satisfying certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate to the Merger Agreement, and the other portion will be paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, will be held back for the purposes of satisfying certain contingent obligations of Stage It. Though the period ended March 31, 2023, the Company has paid approximately $1,568,000 in purchase consideration and expenses related to the acquisition.

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

Results of Operations for the three months ended March 31, 2023, and 2022

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2023, and 2022, should be read in conjunction with our consolidated financial statements and related notes included in this report.

Revenues

For the three months ended March 31, 2023, we had revenue of $88,780, compared to $41,670 in revenue for the same period ended March 31, 2022, an increase of $47,075. The increase in revenue for the period is attributable to the inclusion of Stage It revenues during the three months ended March 31, 2023, compared to one and one-half months during the same period ended December 31, 2022.

We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the three months ended March 31, 2023, we had direct costs of revenue of $48,202, compared to $40,513 for the same period ended March 31, 2022, representing an increase of $7,689.

The increase in costs is attributable to Stage It. We expect to generate positive gross margins from higher sales volumes in the future, although there can be no assurances.

Operating Expenses

We incurred operating expenses in the amount of $352,694 for the three months ended March 31, 2023, as compared with $645,039 for the same period ended March 31, 2022, a decrease of $292,345. The decrease in the 2023 period compared to 2022 is attributable to a decrease of $231,178 in professional fees and a decrease of $108,333 in amortization of intangible assets, offset by an increase of approximately $42,000 in general and administrative expenses.

We expect our general and administrative expenses to increase in future quarters with our reporting obligations and the increased expenses associated with increased activity with Stage It operations.

Other Income / Expenses, Net

We recorded other expenses of $61,254 for the three months ended March 31, 2023, compared to other expense of $549,224 for the same period ended March 31, 2022, a decrease of $487,970. Our other expenses in the 2022 period were mainly attributable to high levels of financing costs associated with debt compared to equity-based financing in the 2023 period, resulting in a material decrease in financing costs.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $439,000 for the three months ended March 31, 2023, compared with a net loss available to common shareholders of $1,193,106 for the same period ended March 31, 2022.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2023, the Company used cash in operations of $412,213 and, as of March 31, 2023, had a stockholders’ deficit of $37,247,403 and negative working capital of $6,524,049. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 31, 2023, the Company had cash on hand of $82,807, as compared with cash on hand of $36,958 as of December 31, 2022.

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

During the three months ended March 31, 2023, the Company utilized its equity line of credit and received $258,597 in gross proceeds from the issuance of 107,494,116 shares of common stock. The Company intends to continue to use its credit line to fund its operations, although there can be no assurance that there will be sufficient availability under the terms of the Equity Financing Agreement.

Additionally, the Company issued 117 shares of Preferred B stock to GHS and received $111,000 in gross proceeds.

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

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 1 - Significant and Critical Accounting Policies and Practices in the Company’s Form 10-K for the period ended December 31, 2022, filed with the SEC on April 17, 2023.)

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by FASB, where the value of the award is measured on the date of grant and recognized as compensation expense on a straight-line basis over the vesting period. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB, where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Options granted to non-employees are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then-current value on the date of vesting. In certain circumstances where there are no future performance requirements by the non-employee, option grants are immediately vested and the total stock-based compensation charge is recorded in the period of the measurement date.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see section titled “Liquidity and Capital Resources” above for unregistered sales of equity issuances.

During the three months ended March 31, 2023, the Company issued 107,494,116 shares of common stock to GHS Investments, LLC under its equity line.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item that was not previously disclosed

ITEM 6. Exhibits

Exhibits

Exhibit Number	Description of Document
31.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of the Chief Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant: VNUE, INC

Date: May 19, 2023

By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer