Form 10-Q
period 2023-06-30
VNUE, Inc.
filed 2023-08-21
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares of registrant’s common stock outstanding as of August 18, 2023 was 2,007,669,667.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$15,085	$82,807
Prepaid expenses	140,000	130,000
Total current assets	155,085	212,807
Fixed assets, net	-	9,134
Total assets	$155,085	$221,941

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,881,109	$2,817,102
Shares to be issued	975,174	975,174
Accrued payroll-officers	211,286	212,250
Dividends payable	359,190	210,486
Notes payable	1,159,262	1,134,262
Deferred revenue	784,266	862,597
Convertible notes payable, net	470,714	470,714
Total current liabilities	6,841,000	6,682,586
Total liabilities	6,841,000	6,682,586

Commitments and Contingencies		-

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 4,250,579 and 4,250,579 issued and outstanding as of June 30, 2023 and December 31, 2022	425	425
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,504 and 2,305 issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Preferred C stock, par value $0.0001: 10,0000 shares authorized; 3,000 and 3,000 issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 4,000,000,000 shares authorized; 1,895,477,804 and 1,676,014,753 shares issued and outstanding, as of June 30, 2023, and December 31, 2022, respectively	189,547	167,601
Additional paid-in capital	30,899,723	30,179,731
Accumulated deficit	(37,775,610)	(36,808,403)
Total stockholders’ deficit	(6,685,915)	(6,460,646)
Total Liabilities and Stockholders’ Deficit	$155,085	$221,941

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VNUE, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	March 31,		June 30,
	2023	2022	2023	2022
Revenues - related party	$125,428	$1,440	$129,304	$6,489
Revenue, net	17,856	91,581	102,726	128,202
Total revenue	143,284	93,021	232,030	134,691
Direct costs of revenue	101,077	112,213	149,279	152,726
Gross profit (loss)	42,208	(19,192)	82,751	(18,036)
Operating expenses:
Stock-based compensation	18,500	15,300,000	18,500	15,300,000
General and administrative expense	113,601	57,109	218,419	120,311
Payroll expenses	89,687	125,279	216,788	246,830
Professional fees	204,660	129,925	325,435	481,878
Amortization of intangible assets	-	216,667	-	325,000
Total operating expenses	407,948	15,828,980	760,642	16,474,019
Operating loss	(365,740)	(15,848,173)	(677,891)	(16,492,055)
Other income (expense), net
Other income
Loss on the extinguishment of debt	-	(154,200)	-	(154,200)
Financing costs	(79,359)	(160,749)	(140,613)	(678,905)
Other (expense), net	(79,359)	(314,949)	(140,613)	(833,105)
Net (loss)	$(445,100)	$(16,163,122)	$(818,504)	$(17,325,160)
Preferred B Stock dividends	(83,107)	(51,915)	(148,703)	(82,984)
Net (loss) available to common shareholders	$(528,206)	$(16,215,037)	$(967,207)	$(17,408,143)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,851,028,206	1,470,664,691	1,782,958,071	1,443,141,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VNUE, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2021

(Unaudited)

	Preferred A Shares		Preferred B Shares		Preferred C Shares		Par value $0.001 Common Shares		Additional Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2021	4,250,579	$425	-	$-	-	$-	1,411,799,497	$141,177	$10,900,652	(13,835,294)	(2,793,040)

Issuance of Preferred B shares			1,500						1,500,000		1,500,000

Financing fee paid in Pref B shares			35						42,000		42,000

Beneficial conversion feature of Pref B shares convertible notes									300,000		300,000

Shares issued for services							6,000,000	600	56,200		56,800

Shares issued upon conversion of convertible notes payable							41,476,963	4,148	414,770		418,918

Net loss		-		-		-		-		(1,193,106)	(1,193,106)

Balance, March 31, 2022	4,250,579	425	1,535	$-	-	$-	1,459,276,460	$145,925	$13,213,622	$(15,028,400)	$(1,668,428)

Issuance of Preferred B Shares for cash			280				-	-	280,000	-	280,000

Financing fee paid in Preferred B shares			10				-	-	12,000	-	12,000

Series B dividends										(51,915)	(51,915)

Beneficial conversion feature of Preferred B shares									87,000		87,000

Conversion of debt to Preferred B shares			266				-	-	319,200	-	319,200

Issuance of Preferred C shares to related parties					3,000				15,300,000		15,300,000

Acquisition shares issued for Stage It purchase							15,229,726	1,523	152,297		153,820

Net loss		-				-				(16,163,122)	(16,163,122)

Balance June 30, 2022	4,250,579	$425	2,091	$-	3,000	$-	1,474,506,186	$147,448	$29,364,119	$(31,243,437)	$(1,731,445)

	Preferred A Shares		Preferred B Shares		Preferred C Shares		Par value $0.001 Common Shares		Additional Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2022	4,250,579	$425	2,305	$-	3,000	$-	1,676,014,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

Issuance of Preferred B Shares for cash			111						111,000		111,000

Financing fee paid in Preferred B shares			6						6,000		6,000

Series B dividends										(65,596)	(65,596)

Shares issued from the Company's equity line for cash							107,494,116	10,749	247,848		258,597

Net loss		-		-		-		-		(373,404)	(373,404)
											-
Balance, March 31, 2023	4,250,579	$425	2,422	$-	3,000	$-	1,783,508,869	$178,350	$30,544,579	$(37,247,403)	$(6,524,049)

Issuance of Preferred B Shares for cash			73						81,012		81,012

Financing fee paid in Preferred B shares			9						9,988		9,988

Series B dividends										(83,107)	(83,107)

Shares issued from the Company's equity line for cash							106,968,935	10,697	246,144		256,841

Common stock issued for services							5,000	500	18,000		18,500

Net loss		-				-				(445,100)	(445,100)

Balance, June 30, 2023	4,250,579	$425	2,504	$-	3,000	$-	1,890,477,804	$189,547	$30,899,723	$(37,775,610)	$(6,685,915)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

VNUE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net (loss)	$(818,504)	$(17,325,160)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	9,134	9,822
Amortization of intangible assets	-	325,000
Loss on the extinguishment of debt	-	154,200
Beneficial conversion feature of Preferred B stock	20,000	387,000
Issuance of Preferred C voting stock		15,300,000
Shares issued for financing costs	23,600	54,000
Shares issued for services	18,500	56,800
Changes in operating assets and liabilities
Prepaid expenses	(10,000)	364,336
Accounts payable and accrued interest	63,996	107,361
Deferred revenue	(78,331)	(398)
Accrued payroll officers	(965)	9,500
Net cash (used in) operating activities	(772,570)	(557,538)

Cash Flows From Investing Activities:
Acquisition of a business net of cash received	-	(977,761)
Net cash (used in) investing activities	-	(977,761)

Cash Flows From Financing Activities:
Proceeds from the Company's equity line from the sale of common stock	515,438	-
Payments on promissory notes	-	(253,000)
Proceeds from the sale of Series B Preferred Stock	164,400	1,780,000
Proceeds from the issuance of promissory notes	25,000	3,000
Net cash provided by investing activities	704,838	1,530,000

Net Increase (Decrease) In Cash	(67,732)	(5,299)
Cash At The Beginning Of The Period	82,807	36,958
Cash At The End Of The Period	$15,075	$31,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued for the Stage It acquisition	$-	$572,738
Issuance of Preferred C voting shares	$-	$15,300,000
Preferred B shares issued upon the conversion of debt and accrued interest	$-	$176,410

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements as of June 30, 2023, the Company had $15,085 in cash on hand, had negative working capital of $6,685,915 and had an accumulated deficit of $37,775,610. Additionally, for the six months ended June 30, 2023, the Company used $772,570 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s June 30, 2023, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2023 deferred revenue amounted to $784,266. As of June 30, 2023, deferred revenue was comprised of unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average, the performing artists will receive approximately 80%, and the Company will record 20% of the value of these notes as revenue.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of June 30, 2023 and December 31, 2022.

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on June 30, 2023, because their impact would have been anti-dilutive.

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

As of June 30, 2023, the Company’s property was fully depreciated. Depreciation expense for the six months ended June 30, 2023, and 2022, amounted to $9,134 and $9,822 respectively.

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

NOTE 4 – PREPAID EXPENSE

As of June 30, 2023 and December 31, 2022, the balances in prepaid expenses was $________ and $130,000.

	June 30, 2023	December 31, 2022
Matchbox Twenty (“MT”) agreement	$50,000	$100,000
Deposit with joint venture partner	90,000	30,000
Total prepaid expenses	$140,000	$130,000

The MT prepaid expense in both periods relates to a January 9, 2020 agreement entered into by the Company with recording and performance artist, Matchbox Twenty (“MT Agreement”), to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. As part of the deal, the Company agreed to pay an advance of $100,000 against sales to MT and its affiliated companies, which was paid in full in installments, with the last installment of $40,000 paid on March 4, 2020. This tour which has been delayed due to Covid-19 is commenced in May 2023 with approximately half of the concert dates remaining to be fulfilled as of June 30, 2023.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $129,404 and $6,489 for the periods ended June 30, 2023, and 2022, respectively, were recorded using the assets licensed under this agreement. For the periods ended June 30, 2023, and 2022 the fees would have amounted to $6,485 and $324, respectively. The Company’s Chief Executive Officer agreed to temporarily waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

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

NOTE 7 – DEFERRED REVENUE

As of June 30, 2023 deferred revenue amount to $784,266 and was comprised of unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average, the performing artists will receive 80%, and the Company will record 20% of the value of these notes as revenue.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Accounts payable and accrued expense	$2,397,459	$2,389,231
Accrued interest	338,391	282,612
Soundstr Obligation	145,259	145,259
Total accounts payable and accrued liabilities	$2,881,109	$2,817,102

NOTE 9 – SHARES TO BE ISSUED

As of June 30, 2023 and December 31, 2022, the balances of shares to be issued were 975,174 and $975,174, respectively. The balance as of June 30, 2023 is comprised of the following:

●	As of December 31, 2022, the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707 for past services provided and for an acquisition in previous years.

●	During the year ended December 31, 2022, pursuant to the acquisition of Stage It described throughout this Report, an additional 72,026,422 shares remain issuable to Stage It shareholders valued at $727,647.

NOTE 10 – NOTES PAYABLE

The balance of the Notes Payable outstanding as of June 30, 2023, and December 31, 2022, was $1,159,262 and $1,134,262, respectively. The balances as of June 30, 2023, were comprised of numerous 8% notes for $885,157 due to Ylimit, payable on September 30, 2023, and $274,104 in notes due to former Stage It shareholders.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	June 30, 2023	December 31, 2022
Various Convertible Notes(a)	$131,703	131,703
Golock Capital, LLC Convertible Notes(b)	339,011	339,011
Total Convertible Notes	$470,714	470,714

(a)	This total is comprised of six convertible notes with five different noteholders. With the exception of one note for $28,500 due to a former related party which is interest free, all of the remaining notes at a 10% interest rate are past due their maturity. The Company has not received any default notices on these notes and continues to accrue interest on these notes. Additionally, $73,204 of these notes due to DBW Investments is in dispute.
(b)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Golock”) in the principal amount of $40,000 with an interest rate of 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for Golock to enter into this agreement with the Company, the Company issued warrants to Golock to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that Golock requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance, as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to the principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months, exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that Golock requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331, and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019 was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of June 30, 2023, all of the Golock notes amounting to $339,011 were past due.

As a result, Golock has assessed the Company additional penalties and interest of $1,172,782. The Company disagrees with the accrued interest and penalties due to Golock. Initially, the Company recorded this amount as a liability on its balance during 2021. Subsequently, during the three-month period ended September 30, 2021, the Company obtained a legal opinion supporting its position that these charges were egregious and reversed the liability on its balance sheet. The Company intends to litigate this amount as well as the validity of the principal and interest outstanding if a settlement on a vastly reduced amount cannot be reached.

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 4,000,000,000 shares of $0.0001 par value common stock. As of June 30, 2023, and December 31, 2022, there were 1,895,477,804 and 1,676,014,753 shares of common stock issued and outstanding, respectively. During the six months ended June 30, 2023, the Company sold 214,463,051 common shares pursuant to the terms of its equity line and raised $515,438 in gross proceeds.

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

As of June 30, 2023 and 2022 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 4,250,579 shares of Series A Preferred Stock issued and outstanding.

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

As of June 30, 2023, and December 31, 2022, there were 4,250,579 shares of Series A Preferred issued and outstanding.

Preferred Stock Series B (Update)

On January 3, 2022, the Company authorized and designated a class of 2,500 shares, par value $0.0001, of Series B Convertible Preferred Stock (“Series B Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series 5 Designation”).

As of June 30, 2023 there were 2,504 shares of Series B Preferred Stock Outstanding.

During the six months ended June 30, 2023, the Company issued 199 Preferred B shares to GHS and raised $164,400 in gross proceeds.

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company issued 279,655,690 warrants, with a five-year life, at an average strike price of $0.0788.

A summary of warrants is as follows:

	Number of Warrants	Weighted Average Exercise
Balance outstanding, December 31, 2020	23,805,027
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, December 31, 2021	15,800,319
Warrants exercised or forfeited	(15,800,319)
Warrants granted during the year ended December 31, 2022	279,655,690
Balance outstanding and exercisable, December 31, 2022	279,655,690
Warrants exercised or forfeited	-
Warrants granted during the six months ended June 30, 2023	55,785,127
Balance outstanding and exercisable, June 30, 2023	335,440,817		(a)

(a)	The strike price on these warrants range between $0.01122 and $0.00264 and are subject to adjustment based on the market price of the Company’s stock price.

Information relating to outstanding warrants on June 30, 2023, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on June 30, 2023 is approximately 4.25 years. As of June 30, 2023 these warrants has no intrinsic value.

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

As of June 30, 2023 and December 31, 2022, there were 3,000 shares of Series C Preferred Stock outstanding.

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

DBW Investments, LLC et al – Trial Court

As disclosed in greater detail in the Company’s Form 10-Q, filed May 19, 2023, the Company remains in active litigation with DBW Investments, LLC (“DBW”) and Golock Capital, LLC (“Golock”).

On May 22, 2023, a bench trial was held in this dispute. On June 1, 2023, the Court published its opinion and order, wherein the Court found the Company did not successfully establish its criminal usury defense and, thus, ruled in DBW and Golock’s favor on their breach of contract claims.

On June 16, 2023, the Court entered an order awarding (a) $1,218,897.62 in favor of Golock, and (b) $268,211.18 in favor of DBW. On July 5, 2023, the Court entered an order awarding Golock and DBW $223,328.20 in attorney’s fees and costs.

DBW Investments, LLC et al – Circuit Court

On June 2, 2023, the Company appealed the trial court’s decision in favor of DBW Investments, LLC (“DBW”) and Golock Capital, LLC (“Golock”) to the United States Court of Appeals for the Second Circuit, and moved the Second Circuit for a stay of the trial court’s order pending the appeal.

On July 27, 2023, the Second Circuit entered an administrative stay of the trial court’s order pending further review by the Second Circuit.

The Company’s opening memoranda in support of the appeal is currently due September 13, 2023. The Company remains committed to vigorously defending itself against DBW and Golock. The Company believes its appeal will be successful and has not recorded any liability related to this matter in its financial statements.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2023, the Company sold 59,691,863 common shares pursuant to its equity line of credit with GHS and raised approximately $67,711 in gross proceeds. Additionally, the Company issued 52,500,000 for consulting services.

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

Pursuant to the Merger Agreement, each of Stage It’s outstanding shares (including common and preferred shares) will be converted into the right to receive the applicable portion of the Merger Consideration. A portion of the Merger Consideration will be paid in cash and take the form of satisfying certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate to the Merger Agreement, and the other portion will be paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, will be held back for the purposes of satisfying certain contingent obligations of Stage It. Though the period ended June 30, 2023, the Company has paid approximately $1,568,000 in purchase consideration and expenses related to the acquisition.

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

The Company has been working with Matchbox Twenty, a tour that was to commence in 2020 but has been subsequently delayed until this year due to COVID. The tour commenced in May 2023. As of June 30th, the Company had recorded approximately 29 shows (roughly half of the tour) and has been selling limited edition live CD sets. Together with presales enabled with our “upsell” agreement with Ticketmaster, our sales have been along the lines of our expectations, in the area of 200-300 units per show being sold, sometimes more, not including digital formats which will be introduced for sale upon the completion of the actual tour, and “box sets” which will be offered. Over the course of the tour dates, our crew only encountered a few issues where our services could not be performed, such as weather, or inappropriately excessive fees being imposted by the stagehand union. Overall the tour has been successful.

In Q3 we will be putting digital formats and box sets online for sale from the tour and expect a robust interest in these formats.

Results of Operations for the three months ended June 30, 2023, and 2022

The following discussion and analysis of our results of operations and financial condition for the three months ended June 30, 2023, and 2022, should be read in conjunction with our consolidated financial statements and related notes included in this report.

Revenues

For the three months ended June 30, 2023, we had revenue of $143,284 compared to $93,021 in revenue for the same period ended June 30, 2022, an increase of $50,263. The increase in revenue for the period is attributable to a material increase in revenues at VNUE due to the commencement of the Rob Thomas tour, offset by a decline in net revenue at Stage It We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the three months ended June 30, 2023, we had direct costs of revenue of $101,077, compared to $112,113 for the same period ended June 30, 2022, representing a decrease of 11,136.

Operating Expenses

We incurred operating expenses of $407,948 for the three months ended June 30, 2023, as compared with $15,828,980 for the same period ended June 30, 2022, a decrease of $15,421,032. The operating expense in 2022 include two non- recurring items, $15,300,000 in stock based compensation related to the issuance of Series C voting stock, and $216,667 in amortization of intangible assets. Excluding these two items, the operating expenses in 2022 would have been $312,313. The increase in operating expenses the 2023 period compared to 2022 excluding these two items amounts to $88,377. The increase is attributable to increases in professional fees and general and administrative expenses, partially offset by a decrease in payroll expenses.

We expect our general and administrative expenses to increase in future quarters with our reporting obligations and the increased expenses associated with increased activity with Stage It operations.

Other Income / Expenses, Net

We recorded other expenses of $79,359 for the three months ended June 30, 2023, compared to other expense of $314,949 for the same period ended June 30, 2022, a decrease of $235,590. Our other expenses in the 2022 period were mainly attributable to high levels of financing costs associated with debt compared to equity-based financing in the 2023 period, resulting in a material decrease in financing costs. Additionally, we incurred a loss of $154,200 from the extinguishment of debt in 2022 compared to zero in 2023 period.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $528,206 for the three months ended June 30, 2023, compared with a net loss available to common shareholders of $16,215,037 for the same period ended June 30, 2022.

Results of Operations for the six months ended June 30, 2023, and 2022

The following discussion and analysis of our results of operations and financial condition for the six months ended June 30, 2023, and 2022, should be read in conjunction with our consolidated financial statements and related notes included in this Report.

Revenues

For the six months ended June 30, 2023, we had revenue of $232,030 compared to $134,691 in revenue for the same period ended June 30, 2022, an increase of $97,399. The increase in revenue for the period is attributable to a material increase in revenues at VNUE due to the commencement of the Rob Thomas tour, offset by a decline in net revenue at Stage It We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the six months ended June 30, 2023, we had direct costs of revenue of $149,279 compared to $152,726 for the same period ended June 30, 2022.

Operating Expenses

We incurred operating expenses of $760,642 for the three months ended June 30, 2023, as compared with $16,474,019 for the same period ended June 30, 2022, a decrease of $15,713,377. The operating expense in 2022 include two non- recurring items, $15,300,000 in stock based compensation related to the issuance of Series C voting stock, and $325,000 in amortization of intangible assets. Excluding these two items, the operating expenses in 2022 would have been $312,313. The increase in operating expenses the 2023 period compared to 2022 excluding these two items amounts to $95,635. The increase is attributable to increases in professional fees and general and administrative expenses, partially offset by a decrease in payroll expenses.

We expect our general and administrative expenses to increase in future quarters with our reporting obligations and the increased expenses associated with increased activity with Stage It operations.

Other Income / Expenses, Net

We recorded other expenses of $140,613 for the six months ended June 30, 2023, compared to other expense of $833,105 for the same period ended June 30, 2022, a decrease of $692,492. The material decrease in other expense in the 2023 period compared to 2022 were mainly attributable to a reduction in financing cost of $538,292 in 2023 due to equity based financing in the 2023 period compared to high levels of debt based financing in the 2022 period. Additionally, we incurred a loss of $154,200 from the extinguishment of debt in 2022 compared to zero in 2023 period.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $967,207 for the six months ended June 30, 2023, compared with a net loss available to common shareholders of $17,408,143 for the same period ended June 30, 2022.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2023, the Company used cash in operations of $704,838 and, as of June 30, 2023, had a stockholders’ deficit of $37,775,610 and negative working capital of $6,685,915. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 30, 2023, the Company had cash on hand of $15,085 as compared with cash on hand of $82,807 as of December 31, 2022.

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

During the six months ended June 30, 2023, the Company utilized its equity line of credit and received $515,438 in gross proceeds from the issuance of 214,463,051 shares of common stock. The Company intends to continue to use its credit line to fund its operations, although there can be no assurance that there will be sufficient availability under the terms of the Equity Financing Agreement.

Additionally, the Company issued 82 shares of Preferred B stock to GHS and received $164,400 in gross proceeds.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2023, the Company issued 214,463,051 shares of common stock and 82 shares of Series B Preferred to GHS Investments, LLC under its equity line.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

There is no other information required to be disclosed under this item that was not previously disclosed.

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

Date: August 21, 2023

By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer