Form 10-Q
period 2023-09-30
VNUE, Inc.
filed 2023-11-20
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of registrant’s common stock outstanding as of November 20, 2023 was 2,569,524,695.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

The following unaudited interim condensed consolidated financial statements of VNUE, Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$28,433	$82,807
Prepaid expenses	-	130,000
Total current assets	28,433	212,807
Fixed assets, net	-	9,134
Total assets	$28,433	$221,941

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,826,672	$2,817,102
Shares to be issued	975,174	975,174
Accrued payroll-officers	211,438	212,250
Dividends payable	429,145	210,486
Notes payable	1,329,865	1,134,262
Deferred revenue	714,613	862,597
Convertible notes payable, net	470,714	470,714
Total current liabilities	6,957,621	6,682,586
Total liabilities	6,957,621	6,682,586

Commitments and Contingencies

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 3,200,579 and 4,250,579 issued and outstanding as of September 30, 2023 and December 31, 2022	320	425
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,504 and 2,305 issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Preferred C stock, par value $0.0001: 10,000 shares authorized; 3,000 and -0- issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 4,000,000,000 shares authorized; 2,077,292,582 and 1,676,014,753 shares issued and outstanding, as of September 30, 2023, and December 31, 2022, respectively	207,730	167,601
Additional paid-in capital	31,013,852	30,179,731
Accumulated deficit	(38,151,090)	(36,808,403)
Total stockholders’ deficit	(6,929,188)	(6,460,646)
Total Liabilities and Stockholders’ Deficit	$28,433	$221,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues - related party	$53,470	$3,090	$182,773	$9,579
Revenue, net	143,052	96,090	245,779	224,292
Total revenue	196,522	99,180	428,552	233,871
Direct costs of revenue	143,580	72,059	292,859	224,786
Gross profit (loss)	52,942	27,121	135,693	9,085
Operating expenses:
Stock-based compensation	-	-	-	15,300,000
General and administrative expense	59,638	51,586	278,057	171,896
Payroll expenses	105,008	172,374	321,796	419,204
Professional fees	135,486	99,989	460,921	581,867
Amortization of intangible assets	-	216,667	-	541,667
Total operating expenses	300,132	540,616	1,060,774	17,014,634
Operating loss	(247,190)	(513,495)	(925,081)	(17,005,549)
Other income (expense), net
Other income
Loss on the extinguishment of debt	-		-	(154,200)
Financing costs	(58,335)	(98,394)	(198,948)	(777,299)
Other income (expense), net	(58,335)	(98,394)	(198,948)	(931,499)
Net (loss)	$(305,525)	$(611,889)	$(1,124,029)	$(17,937,048)
Preferred B Stock dividends	(69,955)	(62,119)	(218,658)	(145,103)
Net (loss) available to common shareholders	$(375,480)	$(674,008)	$(1,342,687)	$(18,082,150)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	1,991,529,123	1,491,415,223	1,853,245,752	1,459,409,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

							Par value $0.001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2021	4,250,579	$425	-	$-	-	$-	1,411,799,497	$141,177	$10,900,652	$(13,835,294)	$(2,793,040)

Issuance of Preferred B shares			1,500						1,500,000		1,500,000

Financing fee paid in Pref B shares			35						42,000		42,000

Beneficial conversion feature of Pref B shares convertible notes									300,000		300,000

Shares issued for services							6,000,000	600	56,200		56,800

Shares issued upon conversion of convertible notes payable							41,476,963	4,148	414,770		418,918

Net loss		-		-		-		-		(1,193,106)	(1,193,106)

Balance, March 31, 2022	4,250,579	$425	1,535	$-	-	$-	1,459,276,460	$145,925	$13,213,622	$(15,028,400)	$(1,668,428)

Issuance of Preferred B Shares for cash			280				-	-	280,000	-	280,000

Financing fee paid in Preferred B shares			10				-	-	12,000	-	12,000

Series B dividends										(51,915)	(51,915)

Beneficial conversion feature of Preferred B shares									87,000		87,000

Conversion of debt to Preferred B shares			266				-	-	319,200	-	319,200

Issuance of Preferred C shares to related parties					3,000				15,300,000		15,300,000

Acquisition shares issued for Stage It purchase							15,229,726	1,523	152,297		153,820

Net loss		-		-		-		-		(16,163,122)	(16,163,122)

Balance June 30, 2022	4,250,579	$425	2,091	$-	3,000	$-	1,474,506,186	$147,448	$29,364,119	$(31,243,437)	$(1,731,445)

Issuance of Preferred B Shares for cash			164						151,600		151,600

Financing fee paid in Preferred B shares			12						14,400		14,400

Shares issued pursuant to the Company’s equity line of credit							49,451,287	4,945	119,314		124,259

Series B dividends										(62,119)	(62,119)

Beneficial conversion feature of Preferred B shares									45,200		45,200

Acquisition shares issued for Stage It purchase							1,772,076	177	17,721		17,898

Net loss		-		-		-		-		(611,889)	(611,889)

Balance September 30, 2022	4,250,579	$425	2,267	$-	3,000	$-	1,525,729,549	$152,570	$29,712,354	$(31,917,445)	$(2,052,096)

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Continued)

(Unaudited)

							Par value $0.001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2022	4,250,579	$425	2,305	$-	3,000	$-	1,676,014,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

Issuance of Preferred B Shares for cash			111						111,000		111,000

Financing fee paid in Preferred B shares			6						6,000		6,000

Series B dividends										(65,596)	(65,596)

Shares issued from the Company’s equity line for cash							107,494,116	10,749	247,848		258,597

Net loss		-		-		-		-		(373,404)	(373,404)

Balance, March 31, 2023	4,250,579	$425	2,422	$-	3,000	$-	1,783,508,869	$178,350	$30,544,579	$(37,247,403)	$(6,524,049)

Issuance of Preferred B Shares for cash			73						81,012		81,012

Financing fee paid in Preferred B shares			9						9,988		9,988

Series B dividends										(83,107)	(83,107)

Shares issued from the Company’s equity line for cash							106,968,935	10,697	246,144		256,841

Common stock issued for services							5,000	500	18,000		18,500

Net loss		-		-		-		-		(445,100)	(445,100)

Balance, June 30, 2023	4,250,579	$425	2,504	$-	3,000	$-	1,890,477,804	$189,547	$30,899,723	$(37,775,610)	$(6,685,915)

Conversion of Series A Preferred stock to common stock	(1,050,000)	(105)					52,500,000	5,250	(5,145)		-

Shares issued from the Company’s equity line for cash							129,327,061	12,933	119,274		132,207

Series B Dividends										(69,955)	(69,955)

Net loss		-		-		-		-		(305,525)	(305,525)

Balance. September 30, 2023	3,200,579	$320	2,504	$-	3,000	$-	2,077,292,582	$207,730	$31,013,852	$(38,151,090)	$(6,929,188)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net (loss)	$(1,124,029)	$(17,937,048)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	9,134	19,725
Amortization of intangible assets	-	541,667
Loss on the extinguishment of debt	-	154,200
Beneficial conversion feature of Preferred B stock	20,000	432,200
Issuance of Preferred C voting stock	-	15,300,000
Shares issued for financing costs	23,600	68,400
Shares issued for services	18,500	56,800
Changes in operating assets and liabilities
Prepaid expenses	130,000	364,336
Accounts payable and accrued interest	130,172	220,455
Deferred revenue	(147,984)	4,122
Accrued payroll officers	(812)	25,500
Net cash (used in) operating activities	(941,419)	(749,643)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(940)
Acquisition of a business net of cash received	-	(977,761)
Net cash (used in) investing activities	-	(978,701)

Cash Flows From Financing Activities:
Proceeds from the Company’s equity line from the sale of common stock	647,645	-
Proceeds from the private placement of common shares	-	124,259
Payments on promissory notes	-	(255,280)
Proceeds from the sale of Series B Preferred Stock	164,400	1,931,600
Proceeds from the issuance of promissory notes	75,000	3,000
Net cash provided by investing activities	887,045	1,803,579

Net Increase (Decrease) In Cash	(54,374)	75,235
Cash At The Beginning Of The Period	82,807	36,958
Cash At The End Of The Period	$28,433	$112,193

Supplemental disclosure of non-cash information:
Common shares issued for the Stage It acquisition	$-	$572,738
Issuance of Preferred C voting shares	$-	$15,300,000
Preferred B shares issued upon the conversion of debt and accrued interest	$-	$176,410

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements as of September 30, 2023, the Company had $28,433 in cash on hand, had negative working capital of $6,929,188 and had an accumulated deficit of $38,151,090. Additionally, for the nine months ended September 30, 2023, the Company used $941,419 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed consolidated financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital.

The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s September 30, 2023, condensed consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

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

As of September 30, 2023 deferred revenue amounted to $714,613. As of September 30, 2023, deferred revenue was comprised of unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average, the performing artists will receive approximately 80%, and the Company will record 20% of the value of these notes as revenue.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of September 30, 2023 and December 31, 2022.

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on September 30, 2023, because their impact would have been anti-dilutive.

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

As of September 30, 2023, the Company’s property was fully depreciated. Depreciation expense for the nine months ended September 30, 2023, and 2022, amounted to $9,134 and $19,725, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material effect on the Company’s condensed consolidated financial statements and financial statement disclosures.

NOTE 4 – PREPAID EXPENSE

As of September 30, 2023 and December 31, 2022, the balances in prepaid expenses was $-0- and $130,000.

	September 30, 2023	December 31, 2022
Matchbox Twenty (“MT”) agreement	$	$100,000
Deposit with joint venture partner		30,000
Total prepaid expenses	$	$130,000

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $182,773 and $9,579 for the periods ended September 30, 2023, and 2022, respectively, were recorded using the assets licensed under this agreement. For the periods ended September 30, 2023, and 2022 the fees would have amounted to $9,139 and $479, respectively. The Company’s Chief Executive Officer agreed to temporarily waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

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

Consideration paid

Common stock issued, 41,476,963 shares of the Company’s restricted common stock valued at $0.0101 per share	$418,917
Common stock issuable, 93,523,037 shares of the Company’s restricted common stock valued at $0.0101 per share	944,583
Net liabilities assumed	2,871,066
Cash paid	1,085,450
Fair value of total consideration paid	$5,320,016

Net assets acquired and liabilities assumed

Cash and cash equivalents	$107,689
Computer equipment	36,882
Total assets	144,571

Accounts payable and accrued liabilities	1,711,349
Notes payable	526,385
Deferred revenue	777,903
Total liabilities	3,015,637

Net liabilities assumed	$2,871,066

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

NOTE 7 – DEFERRED REVENUE

As of September 30, 2023 deferred revenue amount to $714,613 and was comprised of unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average, the performing artists will receive 80%, and the Company will record 20% of the value of these notes as revenue.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$2,444,903	$2,389,231
Accrued interest	236,510	282,612
Soundstr Obligation	145,259	145,259
Total accounts payable and accrued liabilities	$2,826,672	$2,817,102

NOTE 9 – SHARES TO BE ISSUED

As of September 30, 2023 and December 31, 2022, the balances of shares to be issued were 975,174 and $975,174, respectively. The balance as of September 30, 2023 is comprised of the following:

●	As of December 31, 2022, the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707 for past services provided and for an acquisition in previous years.

●	During the year ended December 31, 2022, pursuant to the acquisition of Stage It described throughout this Report, an additional 72,026,422 shares remain issuable to Stage It shareholders valued at $727,647.

NOTE 10 – NOTES PAYABLE

The balance of the Notes Payable outstanding as of September 30, 2023, and December 31, 2022, was $1,329,865 and $1,134,262 respectively. The balances as of September 30, 2023, were comprised of numerous 8% notes for $1,052,761 due to Ylimit, payable on September 30, 2023, and $277,104 in notes due to former Stage It shareholders. During the three months ended September 30, 2023 the company entered into a loan modification agreement with Ylimit. Under the terms of the agreement Ylimit converted $102,603 in accrued interest into loan principal, and extended the maturity date of its outstanding promissory note to September 30, 2024. Also during the three months ended September 30, 2023 Ylimit advanced $50,000 to the company. This amount is included in the outstanding balance of $1,052,761.

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	September 30, 2023	December 31, 2022
Various Convertible Notes(a)	$131,703	$131,703
Golock Capital, LLC Convertible Notes(b)	339,011	339,011
Total Convertible Notes	$470,714	$470,714

(a)	This total is comprised of six convertible notes with five different noteholders. With the exception of one note for $28,500 due to a former related party which is interest free, all of the remaining notes at a 10% interest rate are past due their maturity. The Company has not received any default notices on these notes and continues to accrue interest on these notes. Additionally, $73,204 of these notes due to DBW Investments is in dispute.
(b)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Golock”) in the principal amount of $40,000 with an interest rate of 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for Golock to enter into this agreement with the Company, the Company issued warrants to Golock to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that Golock requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance, as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to the principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months, exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that Golock requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331, and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019 was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of September 30, 2023, all of the Golock notes amounting to $339,011 were past due.

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

NOTE 12 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 4,000,000,000 shares of $0.0001 par value common stock. As of September 30, 2023, and December 31, 2022, there were 2,077,292,582 and 1,676,014,753 shares of common stock issued and outstanding, respectively. During the nine months ended September 30, 2023, the Company sold 343,790,112 common shares pursuant to the terms of its equity line and raised $647,645 in gross proceeds.

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

As of September 30, 2023 and 2022 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 3,200,579 and 4,250,579 shares of Series A Preferred Stock issued and outstanding, respectively. During the three months ended September 30, 2023 a shareholder converted 1,050,000 shares of Series A stock into 52,500,000 common shares.

Preferred Stock Series B (Update)

On January 3, 2022, the Company authorized and designated a class of 2,500 shares, par value $0.0001, of Series B Convertible Preferred Stock (“Series B Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series 5 Designation”).

As of September 30, 2023 there were 2,504 shares of Series B Preferred Stock Outstanding.

During the nine months ended September 30, 2023, the Company issued 199 Preferred B shares to GHS and raised $164,000 in gross proceeds.

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company issued _______ warrants, with a five-year life, at an average strike price of $_________.

A summary of warrants is as follows:

	Number of Warrants	Weighted Average Exercise
Balance outstanding, December 31, 2020	23,805,027
Warrants expired or forfeited	(8,004,708)	-
Balance outstanding and exercisable, December 31, 2021	15,800,319
Warrants exercised or forfeited	(15,800,319)
Warrants granted during the year ended December 31, 2022	279,655,690
Balance outstanding and exercisable, December 31, 2022	279,655,690
Warrants exercised or forfeited	-
Warrants granted during the nine months ended September 30, 2023	-
Balance outstanding and exercisable, September 30, 2023	335,440,817		(a)

(a)	The strike price on these warrants range between $0.01122 and $0.00264 and are subject to adjustment based on the market price of the Company’s stock price.

Information relating to outstanding warrants on September 30, 2023, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on September 30, 2023 is approximately 3.75 years. As of September 30, 2023 these warrants has no intrinsic value.

Preferred Stock Series C

On May 25, 2022, the Company authorized and designated a class of 10,000 shares of Series C Preferred Stock, par value $0.0001. The holders of the Series C Preferred Stock shall have the right to cast one million (1,000,000) votes for each share held of record on all matters submitted to a vote of holders of the Company’s common stock. On the same date, the Company issued to each of Zach Bair, Chief Executive Officer & Chairman, Anthony Cardenas, Chief Financial Officer and Director, and Lou Mann, Executive Vice President and Director, 1,000 shares of this newly created Series C Preferred Stock for services rendered. These share which represented 3,000,000,000 (billion) votes, was valued at the trading price of the Company’s securities of $0.0051 on the date of Board of Director approval. As a result, the Company recorded a non-cash charge of $15,300,000 on its Statement of Operation for the three months ended September 30, 2022.

As of September 30, 2023 and December 31, 2022, there were 3,000 shares of Series C Preferred Stock outstanding.

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

The Company’s opening memoranda in support of the appeal is currently due September 13, 2023. The Company remains committed to vigorously defending itself against DBW and Golock. The Company believes its appeal will be successful and has not recorded any liability related to this matter in its condensed financial statements.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2023, the Company sold 47,232,113 common shares pursuant to its equity line of credit with GHS and raised approximately $34,000 in gross proceeds. Additionally, the Company issued 80,000,000 shares to one director of the Company as well as 140,078,571 shares to another director of the Company. Also, the company issued a total of 205,000,000 shares to two consultants for services.

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

Pursuant to the Merger Agreement, each of Stage It’s outstanding shares (including common and preferred shares) will be converted into the right to receive the applicable portion of the Merger Consideration. A portion of the Merger Consideration will be paid in cash and take the form of satisfying certain outstanding debt obligations of Stage It, as outlined in a Closing Payment Certificate to the Merger Agreement, and the other portion will be paid in shares of the Company’s common stock or preferred stock, with the actual number of such shares to be issued reduced by the cash component outlaid in the transaction. A portion of the Merger Consideration, $1 million, will be held back for the purposes of satisfying certain contingent obligations of Stage It. Though the period ended September 30, 2023, the Company has paid approximately $1,568,000 in purchase consideration and expenses related to the acquisition.

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

Results of Operations for the nine months ended September 30, 2023, and 2022

The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2023, and 2022, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report.

Revenues

The following discussion and analysis of our results of operations and financial condition for the nine months ended September 30, 2023, and 2022, should be read in conjunction with our condensed consolidated financial statements and related notes included in this Report.

Revenues

For the nine months ended September 30, 2023, we had revenue of $428,552 compared to $233,871 in revenue for the same period ended September 30, 2022, an increase of $194,681. The increase in revenue for the period is primarily attributable to a material increase in revenues at VNUE due to the Rob Thomas tour. We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the nine months ended September 30, 2023, we had direct costs of revenue of $292,859 compared to $224,786 for the same period ended September 30, 2022.

Operating Expenses

We incurred operating expenses of $1,060,774 for the nine months ended September 30, 2023, as compared with $17,014,634 for the same period ended September 30, 2022, a decrease of $15,953,860. The operating expense in 2022 include two non- recurring items, $15,300,000 in stock based compensation related to the issuance of Series C voting stock, and $541,667 in amortization of intangible assets. Excluding these two items, the operating expenses in 2022 would have been $1,172,967. The decrease in operating expenses the 2023 period compared to 2022 excluding these two items amounts to $112,193. The decrease in the 2023 period is attributable to decreases in professional fees and payroll expenses, offset by an increase in general and administrative expense.

We expect our general and administrative expenses to increase in future quarters with our reporting obligations and the increased expenses associated with increased activity with Stage It operations.

Other Income / Expenses, Net

We recorded other expenses of $198,948 for the nine months ended September 30, 2023, compared to other expense of $931,499 for the same period ended September 30, 2022, a decrease of $732,551. The material decrease in other expense in the 2023 period compared to 2022 were mainly attributable to a reduction in financing cost of $578,351 in 2023 due to equity based financing in the 2023 period compared to high levels of debt based financing in the 2022 period. Additionally, we incurred a loss of $154,200 from the extinguishment of debt in 2022 compared to zero in 2023 period.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $1,342,687 for the nine months ended September 30, 2023, compared with a net loss available to common shareholders of $18,082,150 for the same period ended September 30, 2022.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2023, the Company used cash in operations of $941,419 and, as of September 30, 2023, had a stockholders’ deficit of $38,151,090_ and negative working capital of $6,929,188. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed consolidated financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 30, 2023, the Company had cash on hand of $28,433 as compared with cash on hand of $82,807 as of December 31, 2022.

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

During the nine months ended September 30, 2023, the Company utilized its equity line of credit and received $647,645 in gross proceeds from the issuance of 343,790,112 shares of common stock. The Company intends to continue to use its credit line to fund its operations, although there can be no assurance that there will be sufficient availability under the terms of the Equity Financing Agreement.

Additionally, the Company issued 199 shares of Preferred B stock to GHS and received $164,000 in gross proceeds.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which were prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 1 - Significant and Critical Accounting Policies and Practices in the Company’s Form 10-K for the period ended December 31, 2022, filed with the SEC on April 17, 2023.)

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2022, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2023, the Company issued 343,790,112 shares of common stock and 199 shares of Series B Preferred to GHS Investments, LLC under its equity line.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2023.

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

Date: November 20, 2023

By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer