Form 10-K
period 2023-12-31
VNUE, Inc.
filed 2024-04-15
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.0014 on such date is $2,746,111. As of March 31, 2024, there were 2,949,938,301 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

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

Our products and services include:

●	With the addition of Stage It (Stage It.com), we have the ability to livestream concerts and other events, adding to the pool of other live music-focused technology services that include concerts or other live events that may be ticketed (just like an in-person event), and fans who pay for tickets may enjoy a performance or other engagement by watching digital video as it occurs on their web browser. For example, an artist can create an event through the platform, then, in advance, let their fans know they can purchase the ability to view the concerts on the Stage It platform. Fans then purchase the ability to access these concerts, and at the designated time, the fan may then observe the live performance on Stage It.com,

●	Set.fm™ / DiscLive Network™ - Our consumer app platform allows customers to download and purchase, via their individual mobile device, the concert they just attended. There are also physical collectible products which are recorded and sold at shows as well as online through the Company’s exclusive partner DiscLive Network™. The app itself is free to download and allows for in app purchases regarding the content. (Currently, aside from Stage It, this is the only platform that generates any revenue for the Company.)

●	Soundstr™ - a comprehensive music identification and rights management Cloud platform that we are developing, when fully deployed, can accurately track and audit public performances of music, creating a more transparent ecosystem for general music licensing and associated royalty payments, which will help ensure the correct stakeholders are compensated through the use of our “big data” collection. Soundstr is not yet generating revenue but is being commercially deployed to early adopters.

●	While Set.fm™ and Soundstr™ are proprietary marks of the Company, DiscLive, and its related marks and names are not owned by the Company and are owned and utilized by RockHouse Live Media Productions, Inc. The Company has not filed any formal trademark applications relating to Set.fm™ with the United States US Patent and Trademark Office but has been using these marks openly since 2017 and claims common law rights to them.

The Company currently generates revenue from Set.fm and from DiscLive by (a) recording the audio of live concerts and then selling the content “instantly” through its set.fm website, as well as the IOS Set.fm mobile application, and (b) selling content on physical products such as double CD sets, which are burned on-site where customers can purchase them. Our customers are fans of live music and the bands which we record. Furthermore the Company generates revenue via StageIt.com, through fans who purchase access to the site and redeems “notes” to “virtually attend” performances of artists of their choice.

Customers want to “take home” their experience of the concerts they attend. Our Company enters into agreements with certain bands and artists and record labels if a particular artist is under contract with the label. Our teams then follow that artist or band while they are on tour and record every show on that tour. Our Company uses its own recording and sound equipment while recording concerts, and in some cases, utilizes assets own by RockHouse Live Media Productions, Inc.

As we partner with both artists and labels, we market our services on their websites, social media platforms, and mailing lists, as well as our own websites and social networks. Furthermore, partnerships with companies similar to Ticketmaster allow us to market to customers when they buy tickets to see certain artists in concert.

On January 9, 2020, the Company entered into an artist agreement (the “Artist Agreement”) with recording and performance artist Matchbox Twenty (“MT”) to record its 2020 tour and sell limited edition double CD sets, download cards, and digital downloads. Due to COVID-19, the tour has been three times rescheduled, most recently to Summer 2023 for the North American Leg and Spring 2024 for the Australian leg. The tour generated approximately $175,000 in income for the Company.

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

Our Revenue Model

The live music and entertainment space are constantly searching for ways to generate revenue. Music licensing and royalties are particular “hot button” issues in the industry. We have developed solutions that create new revenue streams that simultaneously help to protect the rights of the artists. Our business model helps to ensure that creators and artists are properly compensated for their work. We do this by selling recordings on set.fm, hard-copy products such as CDs utilizing our partner DiscLive, and through live ticketed performances on our livestreaming platform, StageIt.

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

A recent study on musicians’ online revenue streams, featured on www.lifeisbeautiful.com, suggests that the average payment to an artist is $0.0011 net per stream. Artists that have their content on our Set.fm mobile app receive 30% or more of the net revenue generated from their specific music, and artists typically received a generous “net split” from sales of DiscLive physical products, creating a more robust opportunity for artists to monetize their live shows. Live music shows are seeing significant new commercial and experiential trends driven by technology. More musicians engage directly with their fans via their web presence —selling songs and even allowing them to vote on touring venues – bypassing the traditional record labels and ticket services. Additionally artists receive approximately 73% of ticket sales on StageIt.com, with some variety depending on the scope of the deal and additional services provided by StageIt.

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

Competitive Strengths

We believe our expertise and experience in “Instant Live” content production and distribution is a competitive strength that differentiates us from our competitors, as well as unique features built into Stageit, such as “live chat” and “tipping” the artist.

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

Intellectual Property

We have pending patents for our Soundstr™ technology and expect to file more related patents around the Soundstr™ platform, as well as Set.fm™.

We have patent-pending technology, USPTO Application US 2017/0316089, “System and Method for Capturing, Archiving and Controlling Content in a Performance Venue”, which relates to our Soundstr™ technology.

Our Strategy for Growth

Key elements of our growth strategy include:

●	Continued rollout of the live recording business and further improvement to our software platforms.

●	Rollout of the Soundstr technology, which is a key part of our Company’s strategy going forward. Soundstr is in a space called “Music Recognition Technology” (MRT), that is a relatively new area of live music and addresses a large market with no known, established solution for recognizing music and then tracking this information in an automated fashion. By leveraging technology and automation, Soundstr will be in a position to help the company build a large database of music performed in public spaces, such as bars, restaurants, gyms, radio, and other businesses, which will be of value to a large group of businesses such as touring companies, marketing companies, performing rights organizations, and many more.

●	The expansion of Stage It’s customer database is expected to bring us considerably more fans of music and specifically, live music. There are thousands of artists and a large number of end users on the Stage It database. We expect to tap that database for our existing services, as well as future services and integration, as our funding allows us to do.

●	We intend to leverage technical development efforts to identify common threads across our Set.fm and Soundstr platforms and combine backend technologies to streamline and more efficiently utilize our platforms.

●	Eventually, we will explore further branding and expansion of the platform services.

●	Plans continue to be addressing Stage It debt to artists and to other vendors, as well as expansion into other markets. The Company has been successful in bringing a good number of new artists to the platform and continues to do so.

Corporate Information

VNUE is a Nevada corporation. Our principal offices are located at 104 W. 29th Street, 11th Floor, New York, NY 10001, and our telephone number is 833-937-5493. Our website is VNUE.com. Information contained in, or that can be accessed through, our website is not incorporated by reference into this annual report, and you should not consider information on our website to be part of this annual report. We also have a distribution center located in Memphis, TN.

Employees

We currently have 1 full-time and 4 part-time employees. We also currently engage independent contractors in the areas of accounting, legal, and corporate finance, as well as marketing and business development, as well as touring positions. The remuneration paid to our officers and directors will be more completely described elsewhere in this annual report. We expect to take on more employees or independent contractors as needed.

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

On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs alleged that the Company was in breach of certain convertible promissory notes, securities purchase agreements and common stock warrants.

Following a bench trial, on June 1, 2023, the District Court ruled in the Golock Plaintiffs’ favor on its breach of contract claims and against the Company. On the same day, the Company appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

On June 16, 2023, the District Court entered a judgment in the Golock Plaintiffs’ favor and against the Company for: (1) $1,218,897.62 in favor of Golock, and (2) $268,211.18 in favor of DBW.

On July 5, 2023, the District Court entered an amended judgment in favor of the Golock Plaintiffs’ favor and against -the Company. In addition to the amounts awarded on June 16, the District Court awarded the Golock Plaintiffs $223,328.20 for the attorney’s fees incurred in connection with this action.

As of the date hereof, the Company’s appeal to the Second Circuit. The Second Circuit, however, has not yet rendered a decision on the appeal. The Company will continue to vigorously defend itself in this matter.

On June 15, 2022, the Company commenced an action against LG Capital, LLC, Joseph Lerman, Boruch Greenberg and Daniel Gellman (collectively, “LG Defendants”) in the United States District Court for the Eastern District of New York. The Company’s complaint alleges that the LG Defendants (1) violated the Racketeer Influenced and Corrupt Organizations Act through the collection of an unlawful debt imposed under a certain convertible promissory note, and (2) were unjust enriched by their collections of a certain convertible promissory note.

On March 7, 2023, the Company filed an amended complaint against the LG Defendants. The amended complaint raises the same claims for relief as the initial complaint.

On January 12, 2024, the Magistrate Judge assigned to this matter recommended that the LG Defendants’ motion to dismiss be denied.

As of the date hereof, the District Court has not yet entered an order on the LG Defendants’ motion to dismiss.

The Company intends to vigorously pursue its claims for relief and the damages it maintains that it is entitled to thereunder.

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

Investment in our common stock is highly speculative because we require substantial upfront capital expenditures, which we do not have available. We are not profitable and have incurred losses in the years ended December 31, 2023 and December 31, 2022. For the years ended December 31, 2023 and December 31, 2022, we reported a net loss of $1,136,776 and $22,762,622, respectively, and we had an accumulated deficit of $38,233,792 and $36,808,403, respectively.

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

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future. As of December 31, 2023, we had cash on hand of $25,430.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We anticipate that we must raise $2,500,000 for our operations for the next 18 months, and $15,000,000 to $20,000,000 million to fully implement our business plan to its fullest potential and achieve our growth plans, including new initiatives. There is no assurance that any additional financing will be available or, if available, on terms that will be acceptable to us. Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern, and, as a result, our investors could lose their entire investment.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control, including but not limited to:

●	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;

●	the budgetary constraints of our customers; seasonality;

●	success of our strategic growth initiatives;

●	costs associated with the launching or integration of new or acquired businesses; timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;

●	the mix, by state and country, of our revenues, personnel and assets; movements in interest rates or tax rates;

●	changes in, and application of, accounting rules; changes in the regulations applicable to us; and litigation matters;

●	As a result of these factors, we may not succeed in our business and we could go out of business.

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

In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders, and furthermore, Nevada law further insulates our officers and directors. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

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

The issuance of our common stock will continue to have a dilutive impact on our shareholders. As a result, the market price of our common stock could decline. In addition, the lower our stock price is at the time we the Series B Preferred converts to common stock, the more shares of our common stock we will have to issue. If our stock price decreases, then our existing shareholders will experience greater dilution. The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in the price of our common stock.

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

Our Articles of Incorporation authorizes the issuance of 4,000,000,000 shares of common stock. As of March 25, 2024 we had 2,841,865,526 shares outstanding. The future issuance of common stock will result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. Shares held by our existing shareholders may be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities. We currently have 2,841,865,526 shares of common stock outstanding. We cannot predict what effect, if any, market sales of securities held by our shareholders or any other shareholder or the availability of these securities for future sale will have on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed yearly by our Board of Directors.

Risk Management and Strategy

We have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees receive annual cybersecurity awareness training, including specific topics related to social engineering and email frauds. We utilize an outsourced information technology firm and consultants with significant expertise in cybersecurity. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Our Information Technology General Controls are firmly established based on the National Institute of Standards and Technology (“NIST”) cybersecurity framework and cover areas such as risk management, data backup, and disaster recovery. We have utilized an outsourced information technology consultant to reduce and monitor security threats and vulnerabilities.  As part of our gap analysis, identified vulnerabilities have been, and will continue to be, promptly addressed with our senior business leadership and our Board of Directors.

Governance

Our Board of Directors is responsible for overseeing our cybersecurity risk management and strategy. Our President regularly meets with and provides periodic briefings to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

ITEM 2. PROPERTIES.

We own no real property. We rent space at 104 W. 29th Street, 11th Floor, New York, NY 10001. Currently, rent at this location is approximately $681 per month. We believe this property to be adequate to our needs for the time being. We also rent a small distribution center in Memphis, TN, which is approximately $1000 per month.

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

On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs alleged that the Company was in breach of certain convertible promissory notes, securities purchase agreements and common stock warrants.

Following a bench trial, on June 1, 2023, the District Court ruled in the Golock Plaintiffs’ favor on its breach of contract claims and against the Company. On the same day, the Company appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

On June 16, 2023, the District Court entered a judgment in the Golock Plaintiffs’ favor and against the Company for: (1) $1,218,897.62 in favor of Golock, and (2) $268,211.18 in favor of DBW.

On July 5, 2023, the District Court entered an amended judgment in favor of the Golock Plaintiffs’ favor and against the Company. In addition to the amounts awarded on June 16, the District Court awarded the Golock Plaintiffs $223,328.20 for the attorney’s fees incurred in connection with this action.

As of the date hereof, the Company’s appeal to the Second Circuit. The Second Circuit, however, has not yet rendered a decision on the appeal. The Company will continue to vigorously defend itself in this matter.

On June 15, 2022, the Company commenced an action against LG Capital, LLC, Joseph Lerman, Boruch Greenberg and Daniel Gellman (collectively, “LG Defendants”) in the United States District Court for the Eastern District of New York. The Company’s complaint alleges that the LG Defendants (1) violated the Racketeer Influenced and Corrupt Organizations Act through the collection of an unlawful debt imposed under a certain convertible promissory note, and (2) were unjust enriched by their collections of a certain convertible promissory note.

On March 7, 2023, the Company filed an amended complaint against the LG Defendants. The amended complaint raises the same claims for relief as the initial complaint.

On January 12, 2024, the Magistrate Judge assigned to this matter recommended that the LG Defendants’ motion to dismiss be denied.

As of the date hereof, the District Court has not yet entered an order on the LG Defendants’ motion to dismiss.

The Company intends to vigorously pursue its claims for relief and the damages it maintains that it is entitled to thereunder.

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

Holders

As of December 31, 2023 there were 244 holders of record of our Common Stock. The number of record holders does not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

None.

Equity Compensation Plans

On October 4, 2022, the Company adopted an Equity Compensation Plan. The terms of the plan are as follows:

PART I – GENERAL COMPENSATION (“COMPENSATION LEVELS”)

Executives in VNUE are be paid in accordance with similar companies, at similar levels, and at similar stages of development. Compensation levels, which will become effective post-funding of $2,500,000 to $5,000,000, will be communicated and formalized via email. New salaries require “full time” participation, meaning substantially all of the employee’s or contractor’s time devoted to furthering VNUE’s business objectives. Until which time the Company receives funding in the levels noted, executives will contue to be paid considerably less than “market” rates.

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

The Bonus Compensation is based on the net consideration delivered to the company and will be paid quarterly in arrears. This means, if, for example, two employees secure a deal worth $100,000, the Bonus Compensation would be 20,000. In another example, if an employee brings a revenue deal to StageIt, and that deal generates $100,000 (in the current StageIt Model), the Company would net $20,000. Therefore, that employee would receive $5,000 in performance-based incentive compensation.

For revenue deals, this may be delivered in the Company’s restricted common stock, cash (at the time it is realized), or a combination of the two. Performance-based incentive compensation will be rewarded only when value is realized, or when transactions are complete, quarterly, in arrears (in some cases, when possible, the Company may, at its discretion, accelerate these rewards).. As with all other transactions, when there is a contingent nature to a transaction, performance-based compensation will only be paid on consideration actually paid, or value actually received over time as the contingent nature of the transactions are actually satisfied. Additionally, performance-based incentive compensation for funding deals shall only be paid in stock of the company, and the company will endeavor to issue the shares in as tax-advantaged a way as possible.

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

During the 3-year period prior to the filing of this Form 10-K, the Company entered into the following transactions:

During the year ended December 31, 2023, the Company entered into the following transactions:

During the year ended December 31, 2022, the Company entered into the following transactions:

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

●	Soundstr™ - a comprehensive music identification and rights management Cloud platform that we are developing, when fully deployed, can accurately track and audit public performances of music, creating a more transparent ecosystem for general music licensing and associated royalty payments, which will help ensure the correct stakeholders are compensated through the use of our “big data” collection. Soudstr is not yet generating revenue but is being commercialy deployed to early adopters.

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

The Company currently only generates revenue from Set.fm and from DiscLive by (a) recording the audio of live concerts and then selling the content “instantly” through its set.fm website, as well as the IOS Set.fm mobile application, and (b) selling content on physical products such as CDs, which are burned on-site where customers can purchase them. Our customers are fans of live music and the bands which we record. The Company generates additional revenue via Stageit, which sells “notes to users allowing them to utilize our system (license) to view performances by artists registered on the site.

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

The Merger Agreement also allows for the issuance of earn out shares, not to exceed the overall Merger Consideration, provided that certain EBIDTA requirements are met over the course of 18 months. To date, StageIt has not met the certain EBITDA requirements necessary to issue any earn out shares.

On February 14, 2022, the Company completed the acquisition of Stage It. As a result of the Closing, Stage It became a wholly-owned subsidiary of the Company. For the acquisition, the Company issued the initial 135,000,000 shares and has paid certain amounts as detailed under Merger Consideration in the Merger Agreement. The price to be paid in cash and stock for the Earnout Shares and Holdback Shares are set forth in the Merger Agreement.

With the addition of Stage It (Stage It.com), VNUE has the ability to livestream concerts and other events, adding to the pool of other live music-focused technology services. Stage It is an established platform where concerts or other live events may be ticketed (just like an in-person event), and fans who pay for tickets may enjoy a performance or other engagement by watching digital video as it occurs on their web browser. For example, an artist can create an event through the platform, then, in advance, let their fans know they can purchase the ability to view the concerts on the Stage It platform. Fans then buy the ability to access these concerts, and at the designated time, the fan may then observe the live performance on Stage It.com.

Recent Developments

In late July 2022, we announced that the Company is launching an aggressive campaign to deploy its Soundstr Music Recognition Technology in every bar, restaurant and hotel in Key West, FL, and has brought on local resources to have “boots on the ground” for the rollout. Although this effort has gone more slowly than anticipated, due to several factors unrelated to VNUE, the rollout continues.

Key West is one of the most sought-after vacation spots in the world, attracting around five million tourists per year by planes, boats (including cruise ships), and automobiles. It also boasts a large number of businesses that utilize music. In fact, the famed Duval Street is lined with no less than 143 bars – in less than two miles.

Interested businesses may receive the Soundstr Pulse devices for no cost whatsoever. In addition to Key West, the rollout has also commenced in several other geographic areas, including New York City, Memphis, TN, Jackson, TN, Southaven, MS, Clearwater Beach, FL, and others.

In June of 2023, VNUE signed an MOU with PEX to form a strategic partnership in order to pursue several initiatives surrounding VNUE's groundbreaking Soundstr music recognition technology and Pex's content identification technology, which identifies audio, melody, video, and lyrics in real time. To date the Companny and PEX remain engaged and testing various scenarios and products, and expect to formalize a commercial relationship.

VNUE also announced in September that it has brought on Victoria Vo and Haute Group International, as well as the Collective Sports Agency, in order to create a new Sports division, which will focus on leveraging VNUE’s assets in the sports world.

Results of Operations for the years ended December 31, 2023, and 2022

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2023, and 2022, should be read in conjunction with our consolidated financial statements and related notes included in this report.

Revenues

For the year ended December 31, 2023, we had revenue of $529,439 compared to $359,147 in revenue for the same period ended December 31, 2022, an increase of $170,293. The increase in revenue for the period is primarily attributable to approximately $175,000 in revenues from the Matchbox Twenty tour in 2023 compared to zero in the 2022 period .

We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the year ended December 31, 2023, we had direct costs of revenue of $346,802 compared to $325,878 for the same period ended December 31, 2022, representing an increase of $20,923. The increase in the cost of revenue is attributable to the inclusion of expenses related to the Matchbox Twenty tour offset by a reduction in the cost of revenue at Stage It

The increase in costs is attributable to Stage It. We expect to generate positive gross margins from higher sales volumes in the future, although there can be no assurances.

Operating Expenses

We incurred operating expenses in the amount of $1,593,757 for the year ended December 31, 2023, as compared with $21,849,979 for the same period ended December 31, 2022, a decrease of $20,256,221 primarily as a result of a non-cash charge of $15,300,000 representing the fair market value of the Series C Preferred Stock voting stock received as compensation by our management, amortization of intangible assets of $758,333 and due to the impairment of goodwill and intangible assets of $4,261,683. We did incur those expenses in 2023 and we do not expect to have this expense in future quarters.

The balance of our operating expenses for all periods consisted of the following for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
General and administrative expenses	$350,325	$500,633
Payroll expenses	$452,620	$302,277
Professional fees	$409,312	$727,052
Amortization of intangible assets	$-	$758,333
Impairment of goodwill and intangible assets	$-	$4,261,683
Stock based compensation in 2023, and in from the issuance of Series C Preferred Stock	$381,500	$15,300,000
	$1,593,757	$21,849,979

Excluding stock based compensation in both periods and the impairment of goodwill and issuance of Series C voting stock, operating expenses were $1,212,257 for year ended December 31, 2023 compared to $1,529,962 for the year ended December 31, 2022. The decrease of $317,705 in operating expenses in the 2023 period is primarily attributable to a reduction in professional fees and general and administrative expense offset by an increase in payroll expenses.

Other Income / Expenses, Net

We recorded other income of $274,344 in 2023 compared to other expense of $945,912 in 2022. The material improvement in other income in 2023 is due to the recording of other income of $517,524 at Stage It due to abandoned notes that had expired, and due to significant reduction in interest expense due to lowering of debt levels.

We expect to incur other expenses in future quarters as a result of financing transactions.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $1,425,389 for the year ended December 31, 2023, compared with a net loss available to common shareholders of $22,973,109 for the year ended December 31, 2022.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2023, the Company used cash in operations of $1,084,903 and as of December 31, 2023, had a stockholders’ deficit of $38,233,792 and negative working capital of $6,582,006. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On December 31, 2023, the Company had cash on hand of $25,430, as compared with cash on hand of $82,807 as of December 31, 2022.

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

During the year ended December 31, 2023, the Company utilized its equity line of credit and received $704,527 in gross proceeds from the issuance of 467,106,433 shares of common stock. The Company intends to continue to use its credit line to fund its operations, although there can be no assurance that there will be sufficient availability under the terms of the Equity Financing Agreement.

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

December 31, 2023

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VNUE, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VNUE, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

April 15, 2024

F-2

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$25,430	$82,807
Prepaid expenses	-	130,000
Total current assets	25,430	212,807
Fixed assets, net	-	9,134
Total assets	$25,430	$221,941

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,424,443	$2,817,102
Shares to be issued	975,174	975,174
Accrued payroll-officers	221,850	212,250
Dividends payable	499,100	210,486
Notes payable	1,359,865	1,134,262
Deferred revenue	656,290	862,597
Convertible notes payable, net	470,714	470,714
Total current liabilities	6,607,435	6,682,586
Total liabilities	6,607,435	6,682,586

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 3,200,579 and 4,250,579 issued and outstanding as of December 31, 2023 and December 31, 2022	320	425
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,504 and 2,305 issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Preferred C stock, par value $0.0001: 10,000 shares authorized; 3,000 and -0- issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 4,000,000,000 shares authorized; 2,645,641,186 and 1,676,014,753 shares issued and outstanding, as of December 31, 2023, and December 31, 2022, respectively	264,563	167,601
Additional paid-in capital	31,386,902	30,179,731
Accumulated deficit	(38,233,792)	(36,808,403)
Total stockholders’ deficit	(6,582,006)	(6,460,646)
Total Liabilities and Stockholders’ Deficit	$25,430	$221,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

VNUE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,
	2023	2022
Revenues - related party	$182,773	$11,818
Revenue, net	346,666	347,329
Total revenue	529,439	359,147
Direct costs of revenue	346,802	325,878
Gross profit	182,638	33,269
Operating expenses:
Stock-based compensation	381,500	15,300,000
General and administrative expense	350,325	500,633
Payroll expenses	452,620	302,277
Professional fees	409,312	727,052
Amortization of intangible assets	-	758,333
Impairment of goodwill and intangible assets	-	4,261,683
Total operating expenses	1,593,757	21,849,979
Operating loss	(1,411,119)	(21,816,710)
Other income (expense), net
Other income	517,524	-
Loss on the extinguishment of debt	-	(133,911)
Financing costs	(243,180)	(812,001)
Other income (expense), net	274,344	(945,912)
Net loss	$(1,136,776)	$(22,762,622)
Preferred B Stock dividends	(288,613)	(210,486)
Net loss available to common shareholders	$(1,425,389)	$(22,973,109)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	2,000,429,712	1,495,043,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

							Par value $0.001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2021	4,250,579	$425	-	$-	-	$-	1,411,799,497	$141,177	$10,900,652	(13,835,294)	(2,793,040)

Issuance of Preferred B shares for cash			1,980	-					1,964,600		1,964,600

Conversion of debt to Preferred B Shares			266						319,200		319,200

Financing fee paid in Pref B shares			59						68,400		68,400

Beneficial conversion feature of Pref B shares convertible notes									434,200		434,200

Shares issued for services							6,000,000	600	56,200		56,800

Shares issued upon conversion of convertible notes payable

Issuance of Preferred C voting share to related parties					3,000				15,300,000		15,300,000

Acquisition shares issued for Stage It purchase							62,973,578	6,297	629,736		636,033

Shares issued pursuant to the Company’s equity line of credit							195,261,678	19,526	506,743		526,269

Series B dividends										(210,486)	(210,486)

Net loss		-		-		-		-	-	(22,762,622)	(22,762,622)

Balance - December 31, 2022	4,250,579	$425	2,305	$-	3,000	$-	1,676,034,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

							Par value $0.001		Additional
	Preferred A Shares		Preferred B Shares		Preferred C Shares		Common Shares		Paid- in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2022	4,250,579	$425	2,305	$-	3,000	$-	1,676,034,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

Issuance of Preferred B Shares for cash			184						202,012		202,012

Financing fee paid in Preferred B shares			15						15,988		15,988

Conversion of Series A Preferred stock to common stock	(1,050,000)	(105)					52,500,000	5,250	(5,145)		-

Shares issued for services							450,000,000	45,000	336,500		381,500

Series B dividends										(288,613)	(288,613)

Shares issued from the Company’s equity line for cash							467,106,433	46,711	657,816		704,527

Net loss		-		-		-		-	-	(1,136,776)	(1,136,776)
											-
Balance, December 31, 2023	3,200,579	$320	2,504	$-	3,000	$-	2,645,641,186	$264,563	$31,386,902	$(38,233,792)	$(6,582,006)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Year Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(1,136,776)	$(22,762,622)
Stock based compensation	381,500	15,356,800
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	9,134	28,688
Amortization of intangible assets	-	758,333
Loss on the extinguishment of debt	-	133,911
Beneficial conversion feature of Preferred B stock	20,000	434,200
Impairment of goodwill and intangible assets	-	4,261,683
Changes in operating assets and liabilities
Prepaid expenses	130,000	334,336
Accounts payable and accrued interest	(292,054)	189,262
Deferred revenue	(206,307)	10,469
Accrued payroll officers	9,600	(21,500)
Net cash (used in) operating activities	(1,084,903)	(1,276,439)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(940)
Acquisition of a business net of cash received	-	(977,761)
Net cash (used in) investing activities	-	(978,701)

Cash Flows From Financing Activities:
Proceeds from the Company’s equity line from the sale of common stock	704,527	526,269
Repayment of officer advance	-	(10,000)
Payments on promissory notes	-	(261,280)
Shares issued for financing costs	15,988	68,400
Proceeds from the sale of Series B Preferred Stock	202,012	1,964,600
Proceeds from the issuance of promissory notes	105,000
Proceeds from the issuance of convertible notes	-	3,000
Net cash provided by investing activities	1,027,527	2,300,989

Net Increase (Decrease) In Cash	(57,377)	45,849
Cash At The Beginning Of The Period	82,807	36,958
Cash At The End Of The Period	$25,430	$82,807

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued for the Stage It acquisition	$-	$572,738
Issuance of Preferred C voting shares	$-	$15,300,000
Preferred B shares issued upon the conversion of debt and accrued interest	$-	$176,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements as of December 31, 2023, the Company had $25,430 in cash on hand, had negative working capital of $6,582,006 and had an accumulated deficit of $38,233,792. Additionally for the year ended December 31, 2023, the Company used $1,084,903 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023, consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2023 and December 31, 2022 deferred revenue amounted to $656,290 and $862,597 respectively. As of December 31, 2023, deferred revenue was comprised of solely of $656,290 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes will be redeemed, on average the performing artists will receive 73%, and the Company will record 23% of the value of these notes as revenue.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of December 31, 2023 and December 31, 2022.

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on December 31, 2023, because their impact would have been anti-dilutive.

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

As of December 31, 2023 and 2022, the Company’s property, which consisted solely of computers at its Stage It subsidiary, amounted to $-0- and $9,134, respectively. Depreciation expense for the year ended December 31, 2023, and 2022, amounted to $9,134 and $28,688 respectively.

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

NOTE 4 – PREPAID EXPENSE

As of December 31, 2023 and December 31, 2022, the balances in prepaid expenses was $-0- and $130,000.

	December 31, 2023	December 31, 2022
Matchbox Twenty agreement	$-	$100,000
Deposit with joint venture partner		30,000
Total prepaid expenses	$-	$130,000

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $182,773 and $11,818 for the periods ended December 31, 2023, and 2022, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2023, and 2021 the fees would have amounted to $9,139 and $591 respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

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

On February 14, 2022, the Company completed the acquisition of Stage It. As a result of the Closing, Stage It became a wholly-owned subsidiary of the Company. For the acquisition, the Company issued the initial 135,000,000 shares and pay certain amounts as detailed under Merger Consideration in the Merger Agreement. The price to be paid in cash and stock for the Earnout Shares and Holdback Shares are set forth in the Merger Agreement. To date, Stage It has not met EBITA targets to issue Earn Out shares.

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

NOTE 7 – DEFERRED REVENUE

As of December 31, 2023 and December 31, 2022 deferred revenue amounted to $656,290 and $862,597 respectively. As of December 31, 2023, deferred revenue was comprised of $656,290 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes will be redeemed, on average the performing artists will receive 73%, and the Company will record 27% of the value of these notes as revenue.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payables are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on December 31, 2023, and December 31, 2022:

	December 31, 2023	December 31, 2022
Accounts payable and accrued expense	$1,974,487	$2,389,231
Accrued interest	304,427	282,612
Soundstr Obligation	145,529	145,259
Total accounts payable and accrued liabilities	$2,424,443	$2,817,102

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

NOTE 10 – SHARES TO BE ISSUED

As of December 31, 2023 and December 31, 2022 the balances of shares to be issued were 975,174 and $247,707. The balance as of December 31, 2023 is comprised of the following:

●	As of December 31, 2023 the Company had not yet issued 5,204,352 shares of common stock with a value of $247,707 for past services provided and for an acquisition in previous years.

●	During the year ended December 31, 2023, pursuant to the acquisition of Stage It described throughout this Report, an additional 72,026,422 shares remain issuable to Stage It shareholders valued at $727,647.

NOTE 11 – NOTES PAYABLE

The balance of the Notes Payable outstanding as of December 31, 2023, and December 31, 2022, was $1,359,865 and $1,134,262 respectively. The balances as of December 31, 2023, were comprised of numerous 8% notes for $1,082,761 due to Ylimit, payable on September 30, 2023, and $277,104 in notes due to former Stage It shareholders. During the three months ended September 30, 2023 the company entered into a loan modification agreement with Ylimit. Under the terms of the agreement Ylimit converted $102,603 in accrued interest into loan principal, and extended the maturity date of its outstanding promissory note to September 30, 2024. Also during the six months ended September 30, 2023 Ylimit advanced $80,000 to the company in the form of new notes. This amount is included in the outstanding balance of $1,082,761.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	December 31, 2022	December 31, 2021
Various Convertible Notes	$43,500	43,500
Golock Capital, LLC Convertible Notes (a)	339,011	339,011
Other Convertible Notes (b)	88,203	88,203
Total Convertible Notes	$470,714	470,714

(a)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of December 31, 2023 all of the Golock notes amounting to $339,011 were past due.

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

NOTE 13 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 4,000,000,000 shares of $0.0001 par value common stock. As of December 31, 2023, and December 31, 2022, there were 2,645,641,186 and 1,676,014,753 and shares of common stock issued and outstanding respectively.

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

As of December 31, 2023 and 2022 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 3,200,579 and 4,250,579 shares of Series A Preferred Stock issued and outstanding.

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

As of December 31, 2023, and December 31, 2021, there were 3,200,579 shares of Series A Preferred issued and outstanding.

Preferred Stock Series B

On January 3, 2022, the Company authorized and designated a class of 2,500 shares, par value $0.0001 of Series B Convertible Preferred Stock (“Series B Preferred Stock”), in accordance with a Certificate of Designation filed with the State of Nevada (the “Series 5 Designation”).

During the year ended December 31, 2023 the Company issued 199 Preferred B shares to GHS. These share shares were valued as follows:

During the year ended December 31, 2022 the Company issued 2,305 Preferred B shares to GHS. These share shares were valued as follows:

●	1,980 shares were used to raise $1,964,600 in gross proceeds

●	266 shares were used to retire $319,200 in debt

●	59 shares were used to pay financing fees -these shares were valued at $68,400

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company has issued 335,440,817 warrants, with a five-year life, at an average strike price of $0.00694.

A summary of warrants is as follows:

Number of Warrants
Balance outstanding, December 31, 2020	23,805,027
Warrants expired or forfeited	(8,004,708)
Balance outstanding and exercisable, December 31, 2021	15,800,319
Warrants exercised or forfeited	(15,800,319)
Warrants granted during the year ended December 31, 2022	279,655,690
Balance outstanding and exercisable, December 31, 2022	279,655,690
Warrants exercised or forfeited	-
Warrants granted during the year ended December 31, 2023	55,875,127
Balance outstanding and exercisable, December 31, 2023	335,440,817

(a)	The strike price on these warrants range between $0.00264 and $0.01122 and are subject to adjustment based on the market price of the Company’s stock price.

Information relating to outstanding warrants on December 31, 2023, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on December 31, 2023 is approximately 3.43 years. As of December 31, 2023 these warrants has no intrinsic value.

Preferred Stock Series C

On May 25, 2022 the Company authorized and designated a class of 10,000 shares of Series C Preferred Stock, par value $0.0001. The holders of the Series C Preferred Stock shall have the right to cast one million (1,000,000) votes for each share held of record on all matters submitted to a vote of holders of the Company’s common stock. On the same date, the Company issued to each of Zach Bair, CEO & Chairman, Anthony Cardenas, CCO and Director, and Lou Mann, EVP and Director, 1,000 shares of this newly created Series C Preferred Stock for services rendered. These share which represented 3,000,000,000 (billion) votes was valued at the trading price of the Company’s securities of $0.0051 on the date of Board of Director approval. As a result the Company recorded a non-cash charge of $15,300,000 on its Statement of Operation for the three months ended June 30, 2022. As of December 31, 2023 and December 31, 2022, the were 3,000 shares of Series C Preferred Stock outstanding.

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

On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (Golock and DBW together, the “Golock Plaintiffs”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Golock Plaintiffs alleged that the Company was in breach of certain convertible promissory notes, securities purchase agreements and common stock warrants.

Following a bench trial, on June 1, 2023, the District Court ruled in the Golock Plaintiffs’ favor on its breach of contract claims and against the Company. On the same day, the Company appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

On June 16, 2023, the District Court entered a judgment in the Golock Plaintiffs’ favor and against the Company for: (1) $1,218,897.62 in favor of Golock, and (2) $268,211.18 in favor of DBW.

On July 5, 2023, the District Court entered an amended judgment in favor of the Golock Plaintiffs’ favor and against -the Company. In addition to the amounts awarded on June 16, the District Court awarded the Golock Plaintiffs $223,328.20 for the attorney’s fees incurred in connection with this action.

As of the date hereof, the Company’s appeal to the Second Circuit. The Second Circuit, however, has not yet rendered a decision on the appeal. The Company will continue to vigorously defend itself in this matter.

On June 15, 2022, the Company commenced an action against LG Capital, LLC, Joseph Lerman, Boruch Greenberg and Daniel Gellman (collectively, “LG Defendants”) in the United States District Court for the Eastern District of New York. The Company’s complaint alleges that the LG Defendants (1) violated the Racketeer Influenced and Corrupt Organizations Act through the collection of an unlawful debt imposed under a certain convertible promissory note, and (2) were unjust enriched by their collections of a certain convertible promissory note.

On March 7, 2023, the Company filed an amended complaint against the LG Defendants. The amended complaint raises the same claims for relief as the initial complaint.

On January 12, 2024, the Magistrate Judge assigned to this matter recommended that the LG Defendants’ motion to dismiss be denied.

As of the date hereof, the District Court has not yet entered an order on the LG Defendants’ motion to dismiss.

The Company intends to vigorously pursue its claims for relief and the damages it maintains that it is entitled to thereunder.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to December 31, 2023 the Company issued 157,050,725 shares and received $95,585 in gross proceeds pursuant to draws on its equity line of credit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15c and 15d-15c under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our principal executive officer and principal accounting officer concluded, as of December 31, 2023, due to weaknesses in our internal controls described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

In light of the existence of these material weaknesses, management concluded that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by COSO.

BF Borgers CPA PC, an independent registered public accounting firm, is not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2023, pursuant to rules of the SEC.

Changes in Internal Control

During the year ended December 31, 2023, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
M. Zach Bair	60	Chairman, Chief Executive Officer and Chief Accounting Officer
Anthony Cardenas	56	Director, Chief Financial Officer and Vice President of Artist Development
Louis Mann	71	Executive Vice President and Director

M. Zach Bair, 61, Chairman of the Board of Directors, Chief Executive Officer and Chief Accounting Officer joined VNUE, Inc. in May 2016. Prior to his employment with VNUE, Mr. Bair was Founder, President and Chief Executive Officer for DiscLive Network/RockHouse Live Media Productions, Inc. from January 2007 to May 2016. From March 2001 to December 2006, Mr. Bair was Founder, Chairman and Chief Executive Officer of Immediatek, Inc., a music technology company Mr. Bair took public in 2002. Mr. Bair is an accomplished audio and video producer, and has been a voting member of the Recording Academy (the Grammys™) since 2012. Mr. Bair has significant experience in implementing and commercializing an “instant media” business model. After selling the original DiscLive in 2006 as part of Immediatek, Mr. Bair started a similar instant media company in 2007 under the RockHouse brand. Mr. Bair’s extensive experience in the instant media space led to the conclusion that he should serve as a director of VNUE.

Anthony Cardenas, 56, Director, Chief Creative Officer and Vice President of Artist Relations, joined VNUE, Inc. in May 2016. Prior to Mr. Cardenas’ role with our Company, he was employed by DiscLive Network/RockHouse Live Media Productions, Inc. from January 2012 to May 2016 in product development and marketing. From January 2002 to January 2012, Mr. Cardenas was employed as the President and Co-Founder of DiskFactory.com. Mr. Cardenas’ background makes him well qualified to serve as a director.

Significant Employees

Louis Mann, 71, the Company’s Executive Vice President and Director, joined VNUE in September 2017. Prior to joining VNUE, Mr. Mann was the President of the Media Properties division of House of Blues International since June 1999. During his musical career, Mr. Mann was involved with the development of new artists such as Whitney Houston, The Alan Parsons Project, and Barry Manilow. He served as Senior Vice President and General Manager of Capital Records, Inc. from October 1988 to December 2002, where he was in charge of developing the strategic vision for the company. Mr. Mann also founded the Third Day Partnership, LLC.

Jeff Zakim, 49, our Vice President of Business Development and Content Curation, joined VNUE, Inc. in October 2017. Prior to his employment with the Company, Mr. Zakim acted as a consultant from July 2015 to October 2017 for his own consultancy firm, Zakim Digital LLC. Prior to this, Mr. Zakim was employed with NAPC from September 2014 to July 2015. Mr. Zakim was employed by Eleven Seven Music Group, Inc. from January 2014 to August 2015 and Razor and Tie Enterprises, LLC from October 2012 to December 2013. From January 2011 to November 2011, Mr. Zakim was employed by Ruckus Media Group, LLC, and from 2001 to November 2011, he was employed by EMI Music, Inc. Mr. Zakim has a Bachelor of Science degree in communications from Towson State University.

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

ITEM 11. EXECUTIVE COMPENSATION.

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Zach Bair,	2023	170,000							170,000
CEO(2)	2022	170,000	0	0	0	0	0	0	170,000

Louis Mann,	2023	60,000		100,000					160,000
EVP(1)(4)	2022	60,000	0	0	0	0	0	0	60,000

Anthony Cardenas	2023	-			64,000				64,000
	2022	-							-

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

Compensation of Directors

For the years ended December 31, 2023 and 2022, no members of our board of directors received compensation in their capacity as directors.

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

This table is based upon information derived from our stock records as of March 31, 2024. The shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 2,949,938,301 shares of common stock, 3,200,579 shares of Series A Preferred Stock and 3,000 shares of Series C Preferred Stock outstanding as of March 31,2024. GHS Investments LLC holds 100% of the 2,504 shares of Series B convertible shares, which can be converted into approximately 859,000,000 shares of common stock.

	Common Stock			Series A Preferred Stock		Series C Preferred Stock
	Number of Shares Owned		Percent of Class(1)(2)	Number of Shares Owned	Percent of Class(1)(2)	Number of Shares Owner	Percentage of Class
Zach Bair	105,000,980	(1)	3.4%	1,498,347	46.8%	1,000	33.3%
Anthony Cardenas	95,001,000	(2)	3.1%	260,000	8.1%	1,000	33.3%
Louis Mann	177,501,021	(3)	5.8%	748,429	23.4%	1,000	33.3%
All Directors and Executive Officers as a Group (3 persons)	377,503,001	(4)	12.3%	2,505,776	78.3%	3,000	100%
5% Holders
Thomas Jackson Weaver III	160,000,000		5.4%

*	Less than 1%

(1)	Includes 30,082,630 shares of common stock owned by Mr. Bair, 1,498,347 Series A Preferred Stock owned by Mr. Bair, which converts into 74,917,350 shares of common stock, and 1,000 shares of Series C Preferred Stock owned by Mr. Bair, which converts into 1,000 shares of common stock.
(2)	Includes 81,000,000 shares of common stock owned by Mr. Cardenas, 260,000 Series A Preferred Stock owned by Mr. Cardenas, which converts into 13,000,000 shares of common stock, and 1,000 shares of Series C Preferred Stock owned by Mr. Cardenas, which converts into 1,000 shares of common stock.
(3)	Includes 140,078,571 shares of common stock owned by Mr. Mann, 748,429 shares of Series A Preferred Stock owned by Mr. Mann, which converts into 37,421,450 shares of common stock, and 1,000 shares of Series C Preferred Stock owned by Mr. Mann, which converts into 1,000 shares of common stock.
(4)	Includes all common stock held by such directors or officers as a group, as well as the voting power of all Series A Preferred Stock owned by such persons.

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

Revenues of $359,147 and $100,476 for the periods ended December 31, 2023 and 2022, respectively, were recorded using the assets licensed under this agreement. For the periods ended December 31, 2023 and 2021, the fees would have amounted to $591 and $5,024, respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

Accrued Payroll to Officers and Advances from Officers

Accrued payroll due to two officers was $212,250 and $233,750 as of December 31, 2023, and December 31, 2022, respectively. Zach Bair’s compensation is $170,000 per year.

During the year ended December 31, 2023, the Company’s Chief Executive Officer, Zach Bair, advanced $10,000 to the Company. This loan was made on an interest-free basis and is payable on demand. As of December 31, 2023, the Company had a balance of $-0- due to its Chief Executive Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed to our company for the years ended December 31, 2023 and 2022 for professional services rendered by our independent registered public accounting firm

	Year Ended December 31, 2022		Year Ended December 31, 2021
Audit fees		$95,000	$84,000
Total	$		$84,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2023 and 2022 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2023 and 2022, no tax fees were billed or paid during those fiscal years.

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

VNUE, INC

Date: April 15, 2024	By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Zach Bair	Chief Executive Officer, Principal	April 15, 2024
Zach Bair	Accounting Officer and Chairman

/s/ Anthony Cardenas	Director	April 15, 2024
Anthony Cardenas

/s/ Louis Mann	Director	April 15, 2024
Louis Mann