Form 10-Q
period 2024-03-31
VNUE, Inc.
filed 2024-06-13
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of registrant’s common stock outstanding as of June 13, 2024 was 2,909,303,521.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$42,660	$25,430
Total current assets	42,660	25,430
Total assets	$42,660	$25,430

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,515,205	$2,424,444
Shares to be issued	247,707	975,174
Accrued payroll officers	247,100	221,850
Dividends payable	569,055	499,100
Notes payable	1,409,865	1,359,865
Deferred revenue	593,113	656,290
Convertible notes payable	470,714	470,714
Total current liabilities	6,052,759	6,607,437
Total liabilities	6,052,759	6,607,437

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 3,200,579 and 3,200,579 issued and outstanding as of March 31, 2024, and December 31, 2023	320	320
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,504 and 2,504 issued and outstanding as of March 31, 2024, and December 31, 2023	-	-
Preferred C stock, par value $0.0001: 10,000 shares authorized; 3,000 and -0- issued and outstanding as of March 31, 2024, and December 31, 2023	-	-
Common stock, par value $0.0001, 4,000,000,000 shares authorized; 2,874,718,247 and 2,645,641,186 shares issued and outstanding, as of March 31, 2024, and December 31, 2023, respectively	287,471	264,563
Additional paid-in capital	32,187,047	31,386,902
Accumulated Deficit	(38,484,937)	(38,233,792)
Total Stockholders’ Deficit	(6,010,099)	(6,582,007)
Total Liabilities and Stockholders’ Deficit	$42,660	$25,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Revenues - related party	$-	$3,875
Revenue, net	106,177	84,870
Total revenue	106,177	88,745
Direct costs of revenue	48,376	48,202
Gross profit	57,801	40,543
Operating expenses:
General and administrative expense	29,658	104,817
Payroll expenses	107,277	127,101
Professional fees	55,152	120,775
Total operating expenses	192,087	352,693
Operating loss	(134,286)	(312,150)
Other (expense)
Financing costs	(46,904)	(61,254)
Other (expense)	(46,904)	(61,254)
Net (loss)	$(181,190)	$(373,404)
Preferred B Stock dividends	(69,955)	(65,596)
Net (loss) available to common shareholders	$(251,145)	$(439,000)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	2,719,856,578	1,714,131,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred A		Preferred B		Preferred C		Par value $0.0001		Additional
	Shares		Shares		Shares		Common Shares		Paid-in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2022	4,250,579	$425	2,305	$-	3,000	$-	1,676,034,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

Issuance of preferred B shares for Cash			111						111,000		111,000

Financing fees paid in Preferred B shares			6						6,000		6,000

Series B dividends										(65,596)	(65,596)

Shares issued from the Company’s equity line for cash							107,494,116	10,749	247,848		258,597

Net loss		-		-		-		-	-	(373,404)	(373,404)

Balance, March 31, 2023	4,250,579	$425	2,422	$-	3,000	$-	1,783,528,869	$178,350	$30,544,579	$(37,247,403)	$(6,524,049)

	Preferred A		Preferred B		Preferred C		Par value $0.0001		Additional
	Shares		Shares		Shares		Common Shares		Paid-in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2023	3,200,579	$320	2,504	$-	3,000	$-	2,645,641,186	$264,563	$31,386,902	$(38,233,792)	$(6,582,007)

Shares issued in escrow related to Stage It transaction							72,026,336	7,203	720,264		727,467

Series B dividends										(69,955)	(69,955)

Shares issued from the Company’s equity line for cash							157,050,725	15,705	79,880		95,585

Net loss		-		-		-		-	-	(181,190)	(181,190)

Balance, March 31, 2024	3,200,579	$320	2,504	$-	3,000	$-	2,874,718,247	$287,471	$32,187,047	$(38,484,937)	$(6,010,099)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)	$(181,190)	$(373,404)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	-	9,134
Beneficial conversion feature of Preferred B stock	-	11,000
Impairment of goodwill and intangible assets	-	6,000
Changes in operating assets and liabilities
Prepaid expenses	-	(131,100)
Accounts payable and accrued expenses	90,762	69,464
Deferred revenue	(63,177)	10,393
Accrued payroll officers	25,250	(13,700)
Net cash used in operating activities	(128,355)	(412,213)

Cash Flows From Investing Activities:
Net cash used in investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from the Company’s equity line from the sale of common stock	95,585	258,597
Proceeds from the sale of Series B Preferred Stock	-	100,000
Proceeds from the issuance of promissory notes	50,000	25,000
Net cash provided by investing activities	145,585	383,597

Net Increase (Decrease) In Cash	17,230	(28,616)
Cash At The Beginning Of The Period	25,430	82,807
Cash At The End Of The Period	$42,660	$54,191

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing information:
Common shares issued for the Stage It acquisition	$727,467	$572,738
Issuance of Preferred C voting shares	$-	$15,300,000
Preferred B shares issued upon the conversion of debt and accrued interest	$-	$176,410

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

On February 14, 2022, the Company completed the acquisition of Stage It. As a result of the Closing, Stage It became a wholly-owned subsidiary of the Company. For the acquisition, the Company issued the initial 135,000,000 shares and paid certain amounts to Stage It vendors.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements as of March 31, 2024, the Company had $42,660 in cash on hand, had negative working capital of $6,010,099 and had an accumulated deficit of $38,484,937. Additionally for the three months ended March 31, 2024, the Company used $128,355 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023, condensed consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

Stage It receives revenue through a percentage of ticket sales and tipping. This show-based revenue creates a pool that is shared with the performing artist. Once a show is completed the revenue that has been created through tickets and tips is allocated. Typically, Stage It retains 23% of the revenue as an agent and the artist receives 77% of the revenue as the performer, however, there are occasions when the profit split has different ratios. Revenue is recognized once a show is complete and the performance obligation to the consumer has been met. Since Stage It acts as an agent, revenue is recorded on a net basis only on the 23% portion, less direct expenses such as broadcast costs, merchant processing fees, bank services charges, license fees and the cost of production.

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

As of March 31, 2024 and December 31, 2023 deferred revenue amounted to $593,113 and $656,290, respectively. As of March 31, 2024, deferred revenue was comprised of solely of $593,113 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes will be redeemed, on average the performing artists will receive 77%, and the Company will record 23% of the value of these notes as revenue.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the Company’s property, which consisted solely of computers at its Stage It subsidiary was fully depreciated and amounted to $-0- and $-0-, respectively. Depreciation expense for the three months ended March 31, 2024, and 2023, amounted to $-0- and $9,134, respectively.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $-0- and $3,875 for the periods ended March 31, 2024 and March 31, 2023, respectively, were recorded using the assets licensed under this agreement. For the periods ended March 31, 2024 and 2023 the fees would have amounted to $-0- and $194 respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

NOTE 5 – BUSINESS ACQUISITION

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

On February 14, 2022, the Company completed the acquisition of Stage It. As a result of the Closing, Stage It became a wholly-owned subsidiary of the Company. For the acquisition, the Company issued the initial 135,000,000 shares and paid certain amounts as detailed under the Merger Consideration in the Merger Agreement. The price to be paid in cash and stock for the Earnout Shares and Holdback Shares are set forth in the Merger Agreement. Stage It did not meet its EBITA targets to issue Earn Out shares.

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

The Company has allocated the fair value of the total consideration paid of $10,400,000 to goodwill and $2,600,000 to intangible assets with a life of three years. The value of goodwill represents Stage It’s ability to generate profitable operations going forward. Management estimated the provisional fair values of the intangible assets and goodwill on March 31, 2022 and did not complete a valuation study with an independent third party During the year ended December 31, 2022, the Company recorded $758,333 in amortization expense.

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

NOTE 6 – DEFERRED REVENUE

As of March 31, 2024 and December 31, 2023 deferred revenue amounted to $593,113 and $656,290 respectively. As of March 31, 2024, deferred revenue was comprised solely of $593,113 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average the performing artists will receive 73%, and the Company will record 27% of the value of these notes as revenue.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on March 31, 2024, and December 31, 2023:

	March 31, 2023	December 31, 2023
Accounts payable and accrued expense	$2,025,991	$1,974,488
Accrued interest	343,685	304,427
Soundstr Obligation	145,529	145,529
Total accounts payable and accrued liabilities	$2,515,205	$2,424,444

NOTE 8 – SHARES TO BE ISSUED

As of March 31, 2024 and December 31, 2023 the balances of shares to be issued were $247,707 and $975,174, respectively. The balance is comprised of 5,204,352 shares of common stock with a value of $247,707 due for past services provided for an acquisition in previous years.

During the three months ended March 31, 2024 the Company issued 72,026,036 shares valued at $727,467 into a Stage It shareholder escrow account for unclaimed shares issuable to certain former Stage It shareholders pursuant to the Company’s February, 2022 acquisition of Stage It.

NOTE 9 – NOTES PAYABLE

The balance of the notes payable outstanding as of March 31, 2024, and December 31, 2023, was $1,409,865 and $1,359,865, respectively. The balance as of March 31, 2024, was comprised of numerous 8% notes for $1,147,760 due to Ylimit who advanced $50,000 to the Company during the three months ended March 31, 2024. The Ylimit Note and accrued interest is due and payable on September 30, 2024. The remaining $277,104 in notes payable are comprised of five notes due to former Stage It shareholders. The Stage It notes are past due.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	March 31, 2023	December 31, 2023
Various Convertible Notes	$43,500	$43,500
Golock Capital, LLC Convertible Notes (a)	339,011	339,011
Other Convertible Notes (b)	88,203	88,203
Total Convertible Notes	$470,714	$470,714

(a)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of March 31, 2024 all of the Golock notes amounting to $339,011 were past due.

As a result Golock has assessed the Company additional penalties and interest of $1,172,782. The Company disagreed with the accrued interest and penalties due to Golock. Initially, the Company recorded this amount as a liability on its balance during the period ended 2021. Subsequent during the three month period ended September 30, 2021, the Company obtained a legal opinion supporting its position that these charges were egregious, and reversed the liability on its balance sheet The Company intends to litigate this amount as well as the validity of the principal and interest outstanding, if a settlement on a vastly reduced amount, cannot be reached.

(b)	As of March 31, 2024 all of these notes were in dispute and are past due

NOTE 11 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 4,000,000,000 shares of $0.0001 par value common stock. As of March 31, 2024, and December 31, 2023, there were 2,874,718,247 and 2,645,641,186 shares of common stock issued and outstanding respectively.

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

As of March 31, 2024 and December 31, 2023 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 3,200,579 and 3,200,579 shares of Series A Preferred Stock issued and outstanding.

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

As of March 31, 2024 and December 31, 2024 there were 2,504 Preferred B shares issued and outstanding.

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company has issued 335,440,817 warrants, with a five-year life, at an average strike price of $0.00694.

A summary of warrants is as follows:

Number of Warrants
Balance outstanding and exercisable, December 31, 2021	15,800,319
Warrants exercised or forfeited	(15,800,319)
Warrants granted during the year ended December 31, 2022	279,655,690
Balance outstanding and exercisable, December 31, 2022	279,655,690
Warrants exercised or forfeited	-
Warrants granted during the year ended December 31, 2023	55,875,127
Balance outstanding and exercisable, December 31, 2023	335,440,817
Warrants exercised or forfeited	-
Warrants granted during the three months ended March 31, 2024	-
335,440,817

(a)	The strike price on these warrants range between $0.00264 and $0.01122 and are subject to adjustment based on the market price of the Company’s stock price.

Information relating to outstanding warrants on March 31, 2024, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on March 31, 2024 is approximately 3.18 years. As of March 31, 2024 these warrants has no intrinsic value.

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

As of March 31, 2024 and December 31, 2023, the were 3,000 shares of Series C Preferred Stock outstanding.

NOTE 12 – COMMITMENT AND CONTINGENCIES

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

On February 9, 2022, the Court ordered an initial conference. The initial conference was scheduled for May 16, 2022, at 12:00 p.m. (EST). As of the date hereof, the Company intends to litigate its claims for relief against the Power Up Parties.

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

NOTE 13 – SUBSEQUENT EVENTS

The financial statements of the Company for the fiscal years ended December 31, 2022 and 2023 were audited by BF Borgers CPA PC (“Borgers”). On May 3, 2024, the Securities and Exchange Commission (the “SEC”) announced that it had settled charges against Borgers that it failed to conduct audits of a number of public companies in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). As part of the settlement, Borgers agreed to a permanent ban on appearing or practicing before the SEC. As a result of Borgers’ settlement with the SEC (“Borgers Settlement”) ty, the Company dismissed Borgers as its independent account because it is no longer authorized to perform audits for the Company.

Borgers opinion on the Company’s financial statements for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, other than a going concern qualification.

During the Company’s two most recent fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through May 3, 2024, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Exchange Act (“Regulation S-K”) and the related instructions thereto, with Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Borgers, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, the only reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto, were the material weaknesses in the Company’s control environment and monitoring pursuant to the 2013 Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework, previously reported in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, some of which have not yet been remediated.

The Company has approved the engagement of Bush & Associates CPA (“Bush”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024, which engagement was effective May 8, 2024. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and the subsequent interim period to May 8, 2024, neither the Company nor anyone acting on its behalf consulted with Bush regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Bush concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Subsequent to March 31, 2024 2023 the Company issued 12,562,224 shares and received $8,041 in gross proceeds pursuant to draws on its equity line of credit. Additionally, the Company issued 22,033,333 shares to a consultant for accounting services.

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

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our principal executive officer and principal accounting officer concluded, as of March 31, 2024, due to weaknesses in our internal controls described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control

During the three months ended March 31, 2024, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Results of Operations for the three months ended March 31, 2024, and 2023

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2024, and 2023, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2024, and 2023, should be read in conjunction with our condensed consolidated financial statements and related notes included in this Report.

Revenues

For the three months ended March 31, 2024, we had revenue of $106,177 compared to $88,745 in revenue for the same period ended March 31, 2023, an increase of $17,432. The increase in revenue for the period is primarily attributable to increased revenues at our Stage It subsidiary. We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the three months ended March 31, 2024, we had direct costs of revenue of $48,376 compared to $48,202 for the same period ended March 31, 2023.

Operating Expenses

We incurred operating expenses of $192,087 for the three months ended March 31, 2024, as compared with $352,693 for the same period ended March 31, 2023, a decrease of $160,606. The decrease in operating expenses in the 2024 period compared to 2023 is attributable to decreases in professional fees, payroll expenses and general and administrative expenses.

We expect our general and administrative expenses to increase in future quarters with our reporting obligations and the increased expenses associated with increased activity with Stage It operations.

Other Expense

We recorded other expenses of $46,904 for the three months ended March 31, 2024, compared to other expenses of $61,254 for the same period ended March 31, 2023 a decrease of $14,350. The decrease in other expenses in the 2024 period compared to 2023 is solely attributable to lower levels of draws on the Company’s equity line in 2024 compared to 2023.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $251,145 for the three months ended March 31, 2024, compared with a net loss available to common shareholders of $439,000 for the same period ended March 31, 2023.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the three months ended March 31, 2024, the Company used cash in operations of $128,355 and, as of March 31, 2024, had an accumulated deficit of $38,484,937 and negative working capital of $6,010,099. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed consolidated financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 31, 2024, the Company had cash on hand of $42,660 as compared with cash on hand of $25,430 as of December 31, 2023.

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

During the three months ended March 31, 2024, the Company utilized its equity line of credit and received $95,585 in gross proceeds from the issuance of 157,050,725 shares of common stock. As a result of the Borger Settlement described in Note 13 Subsequent Events the Company can longer use its equity line of credit until it has its condensed financial statements re-audited for the years ended December 31, 2023 and December 31, 2022. The re-audits have been mandated by the SEC in its published guidance on all public companies impacted by the Borgers Settlement.

The Company currently does not have the funding to engage its new auditors to undertake the re-audits described above, and is currently looking for other sources of financing to fund its operation. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Failure to obtain new sources of financing will have a material adverse impact on the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

While our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because the information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations. (See Note 1 - Significant and Critical Accounting Policies and Practices in the Company’s Form 10-K for the period ended December 31, 2023, filed with the SEC on April 17, 2023.)

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see section titled “Liquidity and Capital Resources” above for unregistered sales of equity issuances.

During the three months ended March 31, 2024, the Company issued 157,050,725 shares of common stock to GHS Investments, LLC under its equity line of credit and 72,026,336 shares of common stock in escrow issuable to former Stage It shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: June 13, 2024

By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer