Form 10-Q
period 2024-06-30
VNUE, Inc.
filed 2024-08-19
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of registrant’s common stock outstanding as of August 16, 2024 was 2,953,760,249.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$41,782	$25,430
Total current assets	41,782	25,430
Total assets	$41,782	$25,430

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,601,548	$2,424,444
Shares to be issued	247,707	975,174
Accrued payroll-officers	297,600	221,850
Dividends payable	639,010	499,100
Notes payable	1,436,865	1,359,865
Deferred revenue	677,083	656,290
Convertible notes payable	470,714	470,714
Total current liabilities	6,370,527	6,607,437
Total liabilities	6,370,527	6,607,437

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 3,200,579 and 3,200,579 issued and outstanding as of June 30, 2024 and December 31, 2023	320	320
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,504 and 2,305 issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Preferred C stock, par value $0.0001: 10,0000 shares authorized; 3,000 and -0- issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001, 4,000,000,000 shares authorized; 2,909,315,804 and 2,645,641,186 shares issued and outstanding, as of June 30, 2024, and December 31, 2023, respectively	290,931	264,563
Additional paid-in capital	32,218,068	31,386,902
Accumulated deficit	(38,838,064)	(38,233,792)
Total stockholders’ deficit	(6,328,745)	(6,582,007)
Total Liabilities and Stockholders’ Deficit	$41,782	$25,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues - related party	$2,200	$125,428	$2,200	$129,304
Revenue, net	85,750	17,856	191,927	102,726
Total revenue	87,950	143,284	194,127	232,030
Direct costs of revenue	47,789	101,077	96,166	149,279
Gross profit (loss)	40,160	42,208	97,961	82,751
Operating expenses:
General and administrative expense	203,931	113,601	233,588	218,419
Payroll expenses	32,019	89,687	139,296	216,788
Professional fees	52,369	204,660	107,521	325,435
Total operating expenses	288,319	407,948	480,406	760,642
Operating loss	(248,159)	(365,740)	(382,444)	(677,891)
Other (expense),
Financing costs	(35,013)	(79,359)	(81,917)	(140,613)
Other (expense)	(35,013)	(79,359)	(81,917)	(140,613)
Net (loss)	$(283,172)	$(445,100)	$(464,362)	$(818,504)
Preferred B Stock dividends	(69,955)	(83,107)	(139,910)	(148,703)
Net (loss) available to common shareholders	$(353,127)	$(528,206)	$(604,272)	$(967,207)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	2,907,935,120	1,851,028,206	2,813,895,849	1,782,958,071.46

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred A		Preferred B		Preferred C		Par value $0.0001		Additional
	Shares		Shares		Shares		Common Shares		Paid-in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2022	4,250,579	$425	2,305	$-	3,000	$-	1,676,034,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

Issuance of preferred B shares for Cash			111						111,000		111,000

Financing fees paid in Preferred B shares			6						6,000		6,000

Series B dividends										(65,596)	(65,596)

Shares issued from the Company’s equity line for cash							107,494,116	10,749	247,848		258,597

Net loss		-		-		-		-	-	(373,404)	(373,404)

Balance, March 31, 2023	4,250,579	$425	2,422	$-	3,000	$-	1,783,508,869	$178,349	$30,544,579	$(37,247,403)	$(6,524,049)

Issuance of Preferred B Shares for cash			73						81,012		81,012

Financing fee paid in Preferred B shares			9						9,988		9,988

Series B dividends										(83,107)	(83,107)

Shares issued from the Company’s equity line for cash							106,968,935	10,697	246,144		256,841

Common stock issued for services							5,000	500	18,000		18,500

Net loss		-			-	-				(445,100)	(445,100)

Balance, June 30, 2024	4,250,579	$425	2,504	$-	3,000	$-	1,890,477,804	$189,547	$30,899,723	$(37,775,608)	$(6,685,915)

	Preferred A		Preferred B		Preferred C		Par value $0.0001		Additional
	Shares		Shares		Shares		Common Shares		Paid-in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2023	3,200,579	$320	2,504	$-	3,000	$-	2,645,641,186	$264,563	$31,386,902	$(38,233,792)	$(6,582,007)

Shares issued in escrow related to Stage It transaction							72,026,336	7,203	720,264		727,467

Series B dividends										(69,955)	(69,955)

Shares issued from the Company’s equity line for cash							157,050,725	15,705	79,880		95,585

Net loss		-		-		-				(181,190)	(181,190)

Balance, March 31, 2024	3,200,579	$320	2,504	$-	3,000	$-	2,874,718,247	$287,471	$32,187,047	$(38,484,937)	$(6,010,099)

Shares issued for services							22,033,333	2,203	24,237		26,440

Series B dividends										(69,955)	(69,955)

Shares issued from the Company’s equity line for cash							12,564,224	1,256	6,785		8,041

Net loss		-		-		-				(283,172)	(283,172)

Balance, June 30, 2024	3,200,579	$320	2,504	$-	3,000	$-	2,909,315,804	$290,931	$32,218,068	$(38,838,064)	$(6,328,745)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)	$(464,362)	$(818,504)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	-	9,134
Beneficial conversion feature of Preferred B stock	-	20,000
Shares issued for financing costs	-	23,600
Shares issued for services	26,440	18,500
Impairment of goodwill and intangible assets
Changes in operating assets and liabilities
Prepaid expenses	-	(10,000)
Accounts payable and accrued expenses	177,104	63,996
Deferred revenue	20,793	(78,331)
Accrued payroll officers	75,750	(965)
Net cash (used in) operating activities	(164,274)	(772,570)

Cash Flows From Financing Activities:
Proceeds from the Company’s equity line from the sale of common stock	103,626	515,438
Proceeds from the sale of Series B Preferred Stock	-	164,400
Proceeds from the issuance of promissory notes	77,000	25,000
Net cash provided by investing activities	180,626	704,838

Net Increase (Decrease) In Cash	16,352	(67,732)
Cash At The Beginning Of The Period	25,430	82,807
Cash At The End Of The Period	$41,782	$15,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued for the Stage It acquisition	$727,467	-

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements as of June 30, 2024, the Company had $41,782 in cash on hand, had negative working capital of $6,328,745 and had an accumulated deficit of $38,838,064. Additionally for the three months ended June 30, 2024, the Company used $164,274 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023, condensed consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2024 and December 31, 2023 deferred revenue amounted to $677,083 and $656,290, respectively. As of June 30, 2024, deferred revenue was comprised of solely of $677,083 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes will be redeemed, on average the performing artists will receive 77%, and the Company will record 23% of the value of these notes as revenue.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of June 30, 2024 and December 31, 2023.

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on June 30, 2024 and June 30, 2023, because their impact would have been anti-dilutive.

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

As of June 30, 2024 and December 31, 2023, the Company’s property, which consisted solely of computers at its Stage It subsidiary was fully depreciated and amounted to $-0- and $-0-, respectively. Depreciation expense for the three months ended June 30, 2024, and 2023, amounted to $-0- and $9,134, respectively.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $2,200 and $129,304 for the six month periods ended June 30, 2024 and June 30, 2023, respectively, were recorded using the assets licensed under this agreement. For the periods ended June 30, 2024 and 2023 the fees would have amounted to $110 and $6,465 respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

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

NOTE 6 – DEFERRED REVENUE

As of June 30, 2024 and December 31, 2023 deferred revenue amounted to $677,083 and $656,290 respectively. As of June 30, 2024, deferred revenue was comprised solely of $677,083 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average the performing artists will receive 73%, and the Company will record 27% of the value of these notes as revenue.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on June 30, 2024, and December 31, 2023:

	June 30, 2023	December 31, 2023
Accounts payable and accrued expense	$2,077,965	$1,974,488
Accrued interest	378,054	304,427
Soundstr Obligation	145,529	145,529
Total accounts payable and accrued liabilities	$2,601,548	$2,424,444

NOTE 8 – SHARES TO BE ISSUED

As of June 30, 2024 and December 31, 2023 the balances of shares to be issued were $247,707 and $975,174, respectively. The balance is comprised of 5,204,352 shares of common stock with a value of $247,707 due for past services provided for an acquisition in previous years.

During the three months ended March 31, 2024 the Company issued 72,026,036 shares valued at $727,467 into a Stage It shareholder escrow account for unclaimed shares issuable to certain former Stage It shareholders pursuant to the Company’s February, 2022 acquisition of Stage It.

NOTE 9 – NOTES PAYABLE

The balance of the notes payable outstanding as of June 30, 2024, and December 31, 2023, was $1,436,865 and $1,359,865, respectively. The balance as of June 30, 2024, was comprised of numerous 8% notes for $1,159,760 due to Ylimit who advanced $77,000 to the Company during the six months ended June 30, 2024. The Ylimit Note and accrued interest is due and payable on September 30, 2024. The remaining $277,105 in notes payable is comprised of five notes due to former Stage It shareholders. The Stage It notes are past due.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	June 30, 2023	December 31, 2023
Various Convertible Notes	$43,500	$43,500
Golock Capital, LLC Convertible Notes (a)	339,011	339,011
Other Convertible Notes (b)	88,203	88,203
Total Convertible Notes	$470,714	$470,714

(a)	On February 2, 2018, the Company issued a convertible note to Golock Capital, LLC (“Lender”) in the principal amount of $40,000 with an interest rate at 10% per annum and a maturity date of November 2, 2018. The note included an original issue discount of $5,000. The note is convertible into shares of the Company’s common stock at $0.015 per share. As additional consideration for the Lender to enter into this agreement with the Company, the Company issued warrants to the Lender to acquire in the aggregate 2,500,000 shares of the Company’s common stock at an exercise price of $0.015 per share that expire three years from the date of grant. The relative fair value of the warrants, the original issue discount, and the beneficial conversion feature totaling $40,000 was recorded as a debt discount and will be amortized to interest expense over the term of the note. On November 5, 2018, the Company amended the notes above by changing the conversion feature for the aggregate notes to be convertible into shares of common stock of the Company at the lower of (i) $0.015 per share or, (ii) 58% of the lowest closing bid price in the 20 trading days prior to the day that the Lender requests conversion. This feature gave rise to a derivative liability of $553,000 at the date of issuance as discussed below. The amendment also increased the principal face amount of notes to include accrued interest, and an additional $43,250 was added to principal, which was recorded to financing costs. The aggregate balance of the notes outstanding, and the related debt discount was $302,067 and $0, respectively, as of December 31, 2018.

On April 29, 2019, Golock entered into an amendment with the Company to extend the maturity of the Notes until July 31, 2019. In return, Golock received several concessions. They received (a) a warrant to purchase 12,833,333 shares of the Company’s common stock for 48 months exercisable at a strike price of $.00475. The Company recorded a financing charge of $28,227 related to these warrants and (b) the conversion noted above was changed from 58% to 50% of the lowest closing bid price in the 20 trading days prior to that day that the Lender requested conversion. During the year ending December 31, 2019, the Company issued new notes payable of $53,331 and $23,102 of notes and accrued interest were converted into 100,000,000 shares of common stock. The balance of the notes outstanding on December 31, 2019, was $339,010. As of December 31, 2019, $285,679 of these notes were past due. As of June 30, 2024 all of the Golock notes amounting to $339,011 were past due.

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

(b)	As of June 30, 2024 all of these notes were in dispute and are past due

NOTE 11 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 4,000,000,000 shares of $0.0001 par value common stock. As of June 30, 2024, and December 31, 2023, there were 2,909,315,804 and 2,645,641,186 shares of common stock issued and outstanding respectively.

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

As of June 30, 2024 and December 31, 2023 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 3,200,579 and 3,200,579 shares of Series A Preferred Stock issued and outstanding.

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

No Preferred B shares have issued during 2024.

During the year ended December 31, 2023 the Company issued 199 Preferred B shares to GHS. These share shares were valued as follows:

During the year ended December 31, 2022 the Company issued 2,305 Preferred B shares to GHS. These share shares were valued as follows:

●	980 shares were used to raise $1,964,600 in gross proceeds

●	266 shares were used to retire $319,200 in debt

●	59 shares were used to pay financing fees -these shares were valued at $68,400

As of June 30, 2024 and December 31, 2024 there were 2,504 Preferred B shares issued and outstanding.

Warrants

In connection with the issuance of Series B Preferred Stock to the Company described in Note 14, the Company has issued 335,440,817 warrants, with a five-year life, at an average strike price of $0.00694.

A summary of warrants is as follows:

Number of Warrants
Balance outstanding and exercisable, December 31, 2021	15,800,319
Warrants exercised or forfeited	(15,800,319)
Warrants granted during the year ended December 31, 2022	279,655,690
Balance outstanding and exercisable, December 31, 2022	279,655,690
Warrants exercised or forfeited	-
Warrants granted during the year ended December 31, 2023	55,875,127
Balance outstanding and exercisable, December 31, 2023	335,440,817
Warrants exercised or forfeited	-
Warrants granted during the three months ended June 30, 2024	-
335,440,817

(a)	The strike price on these warrants range between $0.00264 and $0.01122 and are subject to adjustment based on the market price of the Company’s stock price.

Information relating to outstanding warrants on June 30, 2024, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on June 30, 2024 is approximately 2.93 years. As of June 30, 2024 these warrants had no intrinsic value.

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

As of June 30, 2024 and December 31, 2023, the were 3,000 shares of Series C Preferred Stock outstanding.

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

As of the date hereof, the Company’s appeal to the Second Circuit was denied, and the judgement was upheld. The Company is considering its options on this matter.

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

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to June 30, 2024 the Company issued 44,444,445 to consultants for services.

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

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our principal executive officer and principal accounting officer concluded, as of June 30, 2024, due to weaknesses in our internal controls described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control

During the three months ended June 30, 2024, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Developments

Last year, we announced that the Company is launching an aggressive campaign to deploy its Soundstr Music Recognition Technology in every bar, restaurant and hotel in Key West, FL, and brought on local resources to have “boots on the ground” for the rollout. The effort is continuing, yet at a slower pace due to lack of meaningful funding.

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

The Company has also installed Soundstr devices in Jackson, TN; Los Angeles, CA; Memphis, TN; Southaven, MS; Olive Branch, MS; Clearwater, FL; and Tampa, FL.

The Company has also signed a MOU with Eyeora, an innovative “XR” metaverse company. The Company sees a benefit in working with Eyeora as it relates to extending the Stage It experience and introducing additional revenue streams to the company. Eyeora is fully developed and commercialized. Users don 3D goggles to enter this metaverse world and can experience musical artists in 3D and as avatars.

Also recently, the Company announced the addition of veteran record company executive Jody Best to its extended team, providing record promotion services for VNUE’s Artist Services Division. VNUE has been working to build out a full suite of services for interested artists, leveraging VNUE staff’s record label, digital, marketing, and promotional experience

Results of Operations for the three months ended June 30, 2024, and 2023

The following discussion and analysis of our results of operations and financial condition for the three months ended June 30, 2024, and 2023, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. The following discussion and analysis of our results of operations and financial condition for the three months ended June 30, 2024, and 2023, should be read in conjunction with our condensed consolidated financial statements and related notes included in this Report.

Revenues

For the three months ended June 30, 2024, we had revenue of $87,950 compared to $143,284 in revenue for the same period ended June 30, 2023, a decrease of $55,334. The decrease in revenue for the period is primarily attributable to increased revenues at our Stage It subsidiary more than offset offset by a reduction in revenue at VNUE because Matchbox Twenty was not on tour during this period. We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the three months ended June 30, 2024, we had direct costs of revenue of $47,789 compared to $101,077 for the same period ended June 30, 2023.

Operating Expenses

We incurred operating expenses of $288,319 for the three months ended June 30, 2024, as compared with $407,948 for the same three month period ended June 30, 2023, a decrease of $119,629. The decrease in operating expenses in the 2024 period compared to 2023 is attributable to decreases in professional fees and payroll expenses offset by an increase in general and administrative expenses.

Other Expense

We recorded other expenses of $35,013 for the three months ended June 30, 2024, compared to other expenses of $79,359 for the same period ended June 30, 2023, a decrease of $44,346. The decrease in other expenses in the 2024 period compared to 2023 is solely attributable to lower levels of draws on the Company’s equity line in 2024 compared to 2023.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $353,127 for the three months ended June 30, 2024, compared with a net loss available to common shareholders of $528,206 for the same period ended June 30, 2023.

Results of Operations for the six months ended June 30, 2024, and 2023

Revenues

For the six months ended June 30, 2024, we had revenue of $194,127 compared to $232,030 in revenue for the same period ended June 30, 2023, a decrease of $37,903. The decrease in revenue for the period is primarily attributable to increased revenues at our Stage It subsidiary more than offset offset by a reduction in revenue at VNUE. We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the six months ended June 30, 2024, we had direct costs of revenue of $96,166 compared to $149,279 for the same period ended June 30, 2023.

Operating Expenses

We incurred operating expenses of $480,406 for the six months ended June 30, 2024, as compared with $760,642 for the same period ended June 30, 2023, a decrease of $280,326. The decrease in operating expenses in the 2024 period compared to 2023 is attributable to decreases in professional fees, payroll expenses and general and administrative expenses.

Other Expense

We recorded other expenses of $81,917 for the six months ended June 30, 2024, compared to other expenses of $140,613 for the same period ended June 30, 2023 a decrease of $58,696. The decrease in other expenses in the 2024 period compared to 2023 is solely attributable to lower levels of draws on the Company’s equity line in 2024 compared to 2023.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $604,272 for the six months ended June 30, 2024, compared with a net loss available to common shareholders of $967,207 for the same period ended June 30, 2023.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2024, the Company used cash in operations of $164,274 and, as of June 30, 2024, had an accumulated deficit of $38,838,064 and negative working capital of $6,328,745. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed consolidated financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 30, 2024, the Company had cash on hand of $41,782 as compared with cash on hand of $25,430 as of December 31, 2023.

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

During the six months ended June 30, 2024, the Company utilized its equity line of credit and received $103,626 in gross proceeds from the issuance of 169,614,949 shares of common stock. As a result of the Borger Settlement described in Note 13 Subsequent Events the Company can longer use its equity line of credit until it has its condensed financial statements re-audited for the years ended December 31, 2023 and December 31, 2022. The re-audits have been mandated by the SEC in its published guidance on all public companies impacted by the Borgers Settlement.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2024, the Company issued 12,564,224 shares of common stock to GHS Investments, LLC under its equity line of credit and 22,033,333 shares of its common stock for services

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 19, 2024

By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer