Form 10-Q
period 2024-09-30
VNUE, Inc.
filed 2024-11-19
CIK 1376804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares of registrant’s common stock outstanding as of November 19, 2024 was 2,954,260,249.

VNUE, INC.

QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

VNUE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$3,416	$25,430
Total current assets	3,416	25,430
Total assets	$3,416	$25,430

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,201,486	$2,424,444
Accrued expenses other	1,928,989
Shares to be issued	247,707	975,174
Accrued payroll-officers	355,100	221,850
Dividends payable	708,965	499,100
Notes payable	1,503,865	1,359,865
Deferred revenue	676,098	656,290
Convertible notes payable	58,500	470,714
Total current liabilities	7,680,710	6,607,437
Total liabilities	7,680,710	6,607,437

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred A stock, par value $0.0001: 20,000,000 shares authorized; 3,200,579 and 3,200,579 issued and outstanding as of September 30, 2024 and December 31, 2023	320	320
Preferred B stock, par value $0.0001: 2,500 shares authorized; 2,504 and 2,305 issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Preferred C stock, par value $0.0001: 10,0000 shares authorized; 3,000 and -0- issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001, 4,000,000,000 shares authorized; 2,954,260,249 and 2,645,641,186 shares issued and outstanding, as of September 30, 2024, and December 31, 2023, respectively	295,425	264,563
Additional paid-in capital	32,249,529	31,386,902
Accumulated deficit	(40,222,569)	(38,233,792)
Total stockholders’ deficit	(7,677,295)	(6,582,007)
Total Liabilities and Stockholders’ Deficit	$3,416	$25,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues - related party	$-	$53,470	$2,200	$182,773
Revenue, net	57,670	143,052	249,596	245,779
Total revenue	57,670	196,522	251,796	428,552
Direct costs of revenue	26,670	143,580	122,836	292,859
Gross profit (loss)	30,999	52,942	128,961	135,693
Operating expenses:
General and administrative expense	1,158,279	59,638	1,391,868	278,057
Payroll expenses	36,693	105,008	175,989	321,796
Professional fees	126,780	135,486	234,301	460,921
Total operating expenses	1,321,752	300,132	1,802,158	1,060,773
Operating loss	(1,290,753)	(247,190)	(1,673,198)	(925,081)
Other (expense),
Financing costs	(23,798)	(58,335)	(105,715)	(198,948)
Other (expense)	(23,798)	(58,335)	(105,715)	(198,948)
Net (loss)	$(1,314,551)	$(305,525)	$(1,778,912)	$(1,124,028)
Preferred B Stock dividends	(69,955)	(69,955)	(209,865)	(218,658)
Net (loss) available to common shareholders	$(1,384,506)	$(375,480)	$(1,988,777)	$(1,342,686)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	2,950,352,036	1,991,529,123	2,859,381,245	1,853,245,751.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred A		Preferred B		Preferred C		Par value $0.0001		Additional
	Shares		Shares		Shares		Common Shares		Paid-in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2022	4,250,579	$425	2,305	$-	3,000	$-	1,676,034,753	$167,601	$30,179,731	$(36,808,403)	$(6,460,646)

Issuance of preferred B shares for Cash			111						111,000		111,000

Financing fees paid in Preferred B shares			6						6,000		6,000

Series B dividends										(65,596)	(65,596)

Shares issued from the Company’s equity line for cash							107,494,116	10,749	247,848		258,597

Net loss		-		-		-		-	-	(373,404)	(373,404)

Balance, March 31, 2023	4,250,579	$425	2,422	$-	3,000	$-	1,783,508,869	$178,349	$30,544,579	$(37,247,403)	$(6,524,049)

Issuance of Preferred B Shares for cash			73						81,012		81,012

Financing fee paid in Preferred B shares			9						9,988		9,988

Series B dividends										(83,107)	(83,107)

Shares issued from the Company’s equity line for cash							106,968,935	10,697	246,144		256,841

Common stock issued for services							5,000	500	18,000		18,500

Net loss		-			-	-				(445,100)	(445,100)

Balance, June 30, 2023	4,250,579	$425	2,504	$-	3,000	$-	1,890,477,804	$189,547	$30,899,723	$(37,775,608)	$(6,685,915)

Conversion of Series A Preferred stock to common stock	(1,050,000)	(105)					52,500,000	5,250	(5,145)		-

Shares issued from the Company's equity line for cash							129,327,061	12,933	119,274		132,207

Series B Dividends										(69,955)	(69,955)

Net loss		-		-		-				(305,525)	(305,525)

Balance. September 30, 2023	3,200,579	$320	-	$-	3,000	$-	2,072,304,865	$207,730	$31,013,852	$(38,151,090)	$(6,929,187)

	Preferred A		Preferred B		Preferred C		Par value $0.0001		Additional
	Shares		Shares		Shares		Common Shares		Paid-in	Accumulated
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Capital	Deficit	Total
Balance - December 31, 2023	3,200,579	$320	2,504	$-	3,000	$-	2,645,641,186	$264,563	$31,386,902	$(38,233,792)	$(6,582,007)

Shares issued in escrow related to Stage It transaction							72,026,336	7,203	720,264		727,467

Series B dividends										(69,955)	(69,955)

Shares issued from the Company’s equity line for cash							157,050,725	15,705	79,880		95,585

Net loss		-		-		-				(181,190)	(181,190)

Balance, March 31, 2024	3,200,579	$320	2,504	$-	3,000	$-	2,874,718,247	$287,471	$32,187,047	$(38,484,937)	$(6,010,099)

Shares issued for services							22,033,333	2,203	24,237		26,440

Series B dividends										(69,955)	(69,955)

Shares issued from the Company’s equity line for cash							12,564,224	1,256	6,785		8,041

Net loss		-		-		-				(283,172)	(283,172)

Balance, June 30, 2024	3,200,579	$320	2,504	$-	3,000	$-	2,909,315,804	$290,931	$32,218,068	$(38,838,064)	$(6,328,745)

Shares issued for services							44,944,445	4,494	31,461		35,956

Series B dividends										(69,955)	(69,955)

Net loss		-		-		-				(1,314,551)	(1,314,551)

Balance, September 30, 2024	3,200,579	$320	2,504	$-	3,000	$-	2,954,260,249	$295,425	$32,249,529	$(40,222,569)	$(7,677,295)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VNUE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023
Cash Flows From Operating Activities:
Net (loss)	$(1,778,912)	$(1,124,028)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	-	9,134
Beneficial conversion feature of Preferred B stock	-	20,000
Shares issued for financing costs	62,396	23,600
Shares issued for services		18,500
Changes in operating assets and liabilities
Prepaid expenses	-	130,000
Accounts payable and accrued expenses	1,293,818	130,172
Deferred revenue	19,808	(147,984)
Accrued payroll officers	133,250	(812)
Net cash (used in) operating activities	(269,641)	(941,419)

Cash Flows From Investing Activities:
Net cash used in investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from the Company’s equity line from the sale of common stock	103,626	647,645
Proceeds from the sale of Series B Preferred Stock	-	164,400
Proceeds from the issuance of promissory notes	144,000	75,000
Net cash provided by investing activities	247,626	887,045

Net (Decrease) In Cash	(22,015)	(54,374)
Cash At The Beginning Of The Period	25,430	82,807
Cash At The End Of The Period	$3,416	$28,433

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash information:
Common shares issued for the Stage It acquisition	$727,467	$-
Reduction of convertible notes due to litigation settlement	$412,214	$-

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements as of September 30, 2024, the Company had $3,416 in cash on hand, had negative working capital of $7,677,294 and had an accumulated deficit of $40,222,569. Additionally for the nine months ended September 30, 2024, the Company used $269,641 in cash from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The Company does not have any commitments for additional capital. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2023, condensed consolidated financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2024 and December 31, 2023 deferred revenue amounted to $676,098 and $656,290, respectively. As of September 30, 2024, deferred revenue was comprised of solely of $677,083 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes will be redeemed, on average the performing artists will receive 77%, and the Company will record 23% of the value of these notes as revenue.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. There were no derivative liabilities outstanding as of September 30, 2024 and December 31, 2023.

Income (Loss) per Common Share

Basic net income (loss) per share is computed by using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential shares of Common Stock that were outstanding during the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that is then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Dilutive potential shares of Common Stock consist of incremental shares of Common Stock issuable upon exercise of stock options. No dilutive potential shares of Common Stock were included in the computation of diluted net loss per share on September 30, 2024 and September 30, 2023, because their impact would have been anti-dilutive.

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

As of September 30, 2024 and December 31, 2023, the Company’s property, which consisted solely of computers at its Stage It subsidiary was fully depreciated and amounted to $-0- and $-0-, respectively. Depreciation expense for the three months ended September 30, 2024, and 2023, amounted to $-0- and $9,134 respectively.

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

Recently Issued Accounting Pronouncements

There no recent accounting pronouncement that would impact the Company’s financial statements or disclosures.

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

In exchange for the license, DiscLive will receive a license fee equal to five percent (5%) of any sales derived from the sale and use of the products and services. DiscLive is controlled by our Chief Executive Officer. Revenues of $2,200 and $182,733 for the nine month periods ended September 30, 2024 and September 30, 2023, respectively, were recorded using the assets licensed under this agreement. For the periods ended September 30, 2024 and 2023 the fees would have amounted to $110 and $182,773, respectively. The Company’s Chief Executive Officer agreed to waive the right to receive these license fees for both years and has never taken any fees pursuant to this agreement.

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

NOTE 6 – DEFERRED REVENUE

As of September 30, 2024 and December 31, 2023 deferred revenue amounted to $676,098 and $656,290 respectively. As of September 30, 2024, deferred revenue was comprised solely of $676,098 in unredeemed notes at Stage It that have been purchased by customers but not used toward any events. When these notes are redeemed, on average the performing artists will receive 77%, and the Company will record 23% of the value of these notes as revenue.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable are recognized initially at the transaction price and subsequently measured at the undiscounted amount of cash or other consideration expected to be paid. Accrued expenses are recognized based on the expected amount required to settle the obligation or liability.

The following table sets forth the components of the Company’s accrued liabilities on September 30, 2024, and December 31, 2023:

	September 30, 2023	December 31, 2023
Accounts payable and accrued expense (a)	$3,794,999	$1,974,488
Accrued interest	189,947	304,427
Soundstr Obligation	145,529	145,529
Total accounts payable and accrued liabilities	$4,130,475	$2,424,444

(a)	During the three months ended September 30, 2024 the Company recorded a liability of $1,718,989 to Golock Capital, LLC and DBW Capital LLC due to a court judgement in litigation against the Company. See Note 12 -Commitments and Contingencies. The Company intends to appeal the judgement.

NOTE 8 – SHARES TO BE ISSUED

As of September 30, 2024 and December 31, 2023 the balances of shares to be issued were $247,707 and $975,174, respectively. The balance is comprised of 5,204,352 shares of common stock with a value of $247,707 due for past services provided for an acquisition in previous years.

During the three months ended March 31, 2024 the Company issued 72,026,036 shares valued at $727,467 into a Stage It shareholder escrow account for unclaimed shares issuable to certain former Stage It shareholders pursuant to the Company’s February, 2022 acquisition of Stage It.

NOTE 9 – NOTES PAYABLE

The balance of the notes payable outstanding as of September 30, 2024, and December 31, 2023, was $1,503,865 and $1,359,865, respectively. The balance as of September 30, 2024, was comprised of numerous 8% notes for $1,226,760 due to Ylimit who advanced $144,000 to the Company during the nine months ended September 30, 2024. The Ylimit Note and accrued interest is due and payable on December 31, 2025. The remaining $277,105 in notes payable is comprised of five notes due to former Stage It shareholders. The Stage It notes are past due.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following:

	September 30, 2023	December 31, 2023
Various Convertible Notes	$58,500	$43,500
Golock Capital, LLC Convertible Notes (a)	-	339,011
Other Convertible Notes	-	88,203
Total Convertible Notes	$58,500	$470,714

(a)	As a result of a couft judgement against the company recorded during the three months ended September 30, 2024, the company reclassified convertible notes due to Goock Capital LLC and DBW Investment Capital LLC amounting to $412,214 along with $211,905 to a litigation payable of $1,718,989 included in accrued liabilities as of September 30, 2024. See Note 12

NOTE 11 – STOCKHOLDERS’ DEFICIT

Common stock

The Company has authorized 4,000,000,000 shares of $0.0001 par value common stock. As of September 30, 2024, and December 31, 2023, there were 2,954,260,249 and 2,645,641,186 shares of common stock issued and outstanding respectively.

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

As of September 30, 2024 and December 31, 2023 the Company had 20,000,000 shares of $0.0001 par value preferred stock authorized and there were 3,200,579 and 3,200,579 shares of Series A Preferred Stock issued and outstanding.

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

As of September 30, 2024 and December 31, 2024 there were 2,504 Preferred B shares issued and outstanding.

Warrants

In connection with the issuance of Series B Preferred Stock to the Company the Company has issued 335,440,817 warrants, with a five-year life, at an average strike price of $0.00694.

A summary of warrants is as follows:

Number of Warrants
Balance outstanding and exercisable, December 31, 2021	15,800,319
Warrants exercised or forfeited	(15,800,319)
Warrants granted during the year ended December 31, 2022	279,655,690
Balance outstanding and exercisable, December 31, 2022	279,655,690
Warrants exercised or forfeited	-
Warrants granted during the year ended December 31, 2023	55,875,127
Balance outstanding and exercisable, December 31, 2023	335,440,817
Warrants exercised or forfeited	-
Warrants granted during the three months ended September 30, 2024	-
335,440,817

(a)	The strike price on these warrants range between $0.00264 and $0.01122 and are subject to adjustment based on the market price of the Company’s stock price.

Information relating to outstanding warrants on September 30, 2024, summarized by exercise price, is as follows:

The weighted-average remaining contractual life of all warrants outstanding and exercisable on September 30, 2024 is approximately 2.68 years. As of September 30, 2024 these warrants had no intrinsic value.

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

As of September 30, 2024 and December 31, 2023, the were 3,000 shares of Series C Preferred Stock outstanding.

NOTE 12 – COMMITMENT AND CONTINGENCIES

Litigation

Legal Matters

Golock Capital, LLC and DBW Investments, LLC

On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (together, the “Lenders”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Lenders alleged that the Company was in breach of certain convertible promissory notes, securities purchase agreements and common stock warrants.

Following a bench trial, on June 1, 2023, the District Court ruled in the Lenders’ favor on its breach of contract claims and against the Company. On the same day, the Company appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

On June 16, 2023, the District Court entered a judgment in the Lenders’ favor and against the Company for: (1) $1,218,897.62 in favor of Golock, and (2) $268,211.18 in favor of DBW.

On July 5, 2023, the District Court entered an amended judgment in favor of the Lenders’ favor and against the Company. In addition to the amounts awarded on June 16, the District Court awarded the Lenders $223,328.20 for the attorney’s fees incurred in connection with this action.

On May 24, 2024, the Second Circuit affirmed the District Court’s judgment.

The Company is currently negotiating and exploring terms of settlement with the Lenders.

LG Capital Funding, LLC, Joseph Lerman, Boruch Greenberg and Daniel Gellman

On June 15, 2022, the Company commenced an action against LG Capital Funding, LLC, Joseph Lerman, Boruch Greenberg and Daniel Gellman (collectively, “LG Defendants”) in the United States District Court for the Eastern District of New York. The Company’s complaint alleges that the LG Defendants (1) violated the Racketeer Influenced and Corrupt Organizations Act through the collection of an unlawful debt imposed under a certain convertible promissory note, and (2) were unjust enriched by their collections of a certain convertible promissory note.

On March 7, 2023, the Company filed an amended complaint against the LG Defendants. The amended complaint raises the same claims for relief as the initial complaint.

On March 30, 2024, the District Court adopted the Magistrate Judge’s recommendation and denied the LG Defendants’ motion to dismiss.

On April 21, 2024, the LG Defendants filed their Answer with Affirmative Defenses. Shortly thereafter, the parties began to engage in the discovery process.

The Company remains committed to vigorously pursuing its claims for monetary damages and/or equitable relief.

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

Based on that evaluation, and the material weaknesses outlined below under Internal Control Over Financial Reporting, our principal executive officer and principal accounting officer concluded, as of September 30, 2024, due to weaknesses in our internal controls described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms, and that such information may not be accumulated and communicated to our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our principal executive officer and principal accounting officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Control

During the three months ended September 30, 2024, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Also recently, the Company announced the addition of veteran record company executive Jody Best to its extended team, providing record promotion services for VNUE’s Artist Services Division. VNUE has been working to build out a full suite of services for interested artists, leveraging VNUE staff’s record label, digital, marketing, and promotional experience

Results of Operations for the three months ended September 30, 2024, and 2023

The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2024, and 2023, should be read in conjunction with our condensed consolidated financial statements and related notes included in this report. The following discussion and analysis of our results of operations and financial condition for the three months ended September 30, 2024, and 2023, should be read in conjunction with our condensed consolidated financial statements and related notes included in this Report.

Revenues

For the three months ended September 30, 2024, we had revenue of $57,670 compared to $196,522 in revenue for the same period ended September 30, 2023, a decrease of $138,853. The decrease in revenue for the period is primarily attributable to decreased revenues at our Stage It subsidiary and by a reduction in revenue at VNUE because Matchbox Twenty was not on tour during this period. We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the three months ended September 30, 2024, we had direct costs of revenue of $26,670 compared to $143,500 for the same period ended September 30, 2023.

Operating Expenses

We incurred operating expenses of $1,321,752 for the three months ended September 30, 2024, as compared with $330,132 for the same three month period ended September 30, 2023, an increase of $1,021,621. The increase in operating expenses in the 2024 period compared to 2023 is attributable to a net litigation judgement expense of $1,306,775 (see Note 12) offset by decreases in professional fees and payroll expenses.

Other Expense

We recorded other expenses of $23,798 for the three months ended September 30, 2024, compared to other expenses of $58,335 for the same period ended September 30, 2023. The decrease is attributable to lower levels of debt resulting in lower interest expense

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $1,384,506 for the three months ended September 30, 2024, compared with a net loss available to common shareholders of $375,480 for the same period ended September 30, 2023.

Results of Operations for the nine months ended September 30, 2024, and 2023

Revenues

For the nine months ended September 30, 2024, we had revenue of $251,796 compared to $428,552 in revenue for the same period ended September 30, 2023, a decrease of $176,756. The decrease in revenue for the period is primarily attributable to a reduction in revenue at VNUE. We expect that our revenues will increase in future quarters as a result of the decreased impact of Covid-19 and the accompanying lockdowns on businesses, which has been an obstacle for live performances; however, there can be no assurances.

Direct Costs of Revenues

For the nine months ended September 30, 2024, we had direct costs of revenue of $122,836 compared to $292,859 for the same period ended September 30, 2023.

Operating Expenses

We incurred operating expenses of $1,802,158 for the nine months ended September 30, 2024, as compared with $1,060,773 for the same period ended September 30, 2023. The increase in operating expenses in the 2024 period compared to 2023 is attributable to a net litigation judgement expense of $1,306,775 (see Note 12) offset by decreases in professional fees and payroll expenses.

Other Expense

We recorded other expenses of $105,715 for the nine months ended September 30, 2024, compared to other expenses of $198,948 for the same period ended September 30, 2023 a decrease of $93,233. The decrease in other expenses in the 2024 period compared to 2023 is solely attributable to lower levels of draws on the Company’s equity line in 2024 compared to 2023.

Net Income (Loss)

As a result of the foregoing, we recorded a net loss available to common shareholders of $1,778,912 for the nine months ended September 30, 2024, compared with a net loss available to common shareholders of $1,124,028 for the same period ended September 30, 2023.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities and loans.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2024, the Company used cash in operations of $269,641 and, as of September 30, 2024, had an accumulated deficit of $40,222,569 and negative working capital of $7,677,294. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed consolidated financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On September 30, 2024, the Company had cash on hand of $3,416 as compared with cash on hand of $25,430 as of December 31, 2023.

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

During the nine months ended September 30, 2024, the Company utilized its equity line of credit and received $103,626 in gross proceeds from the issuance of 169,614,949 shares of common stock. As a result of the Borger Settlement described in Note 13 Subsequent Events the Company can longer use its equity line of credit until it has its condensed financial statements re-audited for the years ended December 31, 2023 and December 31, 2022. The re-audits have been mandated by the SEC in its published guidance on all public companies impacted by the Borgers Settlement.

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

Item 4. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by our management, with the participation of our principal executive officer and principal accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

b) Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2024, the Company determined that there were deficiencies that constituted material weaknesses, as described below.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Golock Capital, LLC and DBW Investments, LLC

On September 29, 2021, Golock Capital, LLC (“Golock”) and DBW Investments, LLC (“DBW”) (together, the “Lenders”) commenced an action against the Company in the United States District Court for the Southern District of New York. The Lenders alleged that the Company was in breach of certain convertible promissory notes, securities purchase agreements and common stock warrants.

Following a bench trial, on June 1, 2023, the District Court ruled in the Lenders’ favor on its breach of contract claims and against the Company. On the same day, the Company appealed the District Court’s decision to the United States Court of Appeals for the Second Circuit (“Second Circuit”).

On June 16, 2023, the District Court entered a judgment in the Lenders’ favor and against the Company for: (1) $1,218,897.62 in favor of Golock, and (2) $268,211.18 in favor of DBW.

On July 5, 2023, the District Court entered an amended judgment in favor of the Lenders’ favor and against the Company. In addition to the amounts awarded on June 16, the District Court awarded the Lenders $223,328.20 for the attorney’s fees incurred in connection with this action.

On May 24, 2024, the Second Circuit affirmed the District Court’s judgment.

The Company is currently negotiating and exploring terms of settlement with the Lenders.

LG Capital Funding, LLC, Joseph Lerman, Boruch Greenberg and Daniel Gellman

On June 15, 2022, the Company commenced an action against LG Capital Funding, LLC, Joseph Lerman, Boruch Greenberg and Daniel Gellman (collectively, “LG Defendants”) in the United States District Court for the Eastern District of New York. The Company’s complaint alleges that the LG Defendants (1) violated the Racketeer Influenced and Corrupt Organizations Act through the collection of an unlawful debt imposed under a certain convertible promissory note, and (2) were unjust enriched by their collections of a certain convertible promissory note.

On March 7, 2023, the Company filed an amended complaint against the LG Defendants. The amended complaint raises the same claims for relief as the initial complaint.

On March 30, 2024, the District Court adopted the Magistrate Judge’s recommendation and denied the LG Defendants’ motion to dismiss.

On April 21, 2024, the LG Defendants filed their Answer with Affirmative Defenses. Shortly thereafter, the parties began to engage in the discovery process.

The Company remains committed to vigorously pursuing its claims for monetary damages and/or equitable relief.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see section titled “Liquidity and Capital Resources” above for unregistered sales of equity issuances.

During the three months ended September 30, 2024 the company issued a total of 44,944,445 shares to four consultants valued at $35,956

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 19, 2024

By:	/s/ Zach Bair
Zach Bair
Chief Executive Officer and Principal Accounting Officer